Form 10QSB
period 1999-11-30
ACUBID COM INC
filed 2000-01-14
CIK 1096841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                   FORM 10-QSB



(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1999


                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from __________ to __________

                         Commission file number 0-27757
                                                -------


                                AcuBid.com, Inc.
             ------------------------------------------------------
             (Exact Name of registrant as specified in its charter)



               Delaware                                           33-0529299
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
           or organization)                                  Identification No.)


          1947 Camino Vida Roble, Suite 102, Carlsbad, California 92008
          -------------------------------------------------------------
                    (Address of principal executive offices)


                                 (760) 804-0023
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


       ------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number os shares outstanding of each of the issuer's classes
              of common equity, as of the latest practicable date:    5,813,138

Transitional Small Business Disclosure Format (Check one) : Yes [  ]     No [X]

                                ACUBID.COM, INC.


                                   FORM 10-QSB


                                Table of Contents

ITEM No.
--------


PART I            FINANCIAL INFORMATION

1.       Financial Statements ................................................ 1

         Balance Sheet as of November 30, 1999 (unaudited)
                  and August 31, 1999......................................... 1

         Statement of Operations for the Three Months Ended
                  November 30, 1999 and 1998 (Unaudited)...................... 2

         Statement of Shareholders' Equity  for the Three Months
                  Ended November 30, 1999 and 1998 (Unaudited)................ 3

         Statement of Cash Flows for the Three Months Ended
                  November 30, 1999 and 1998 (Unaudited)...................... 4

         Supplemental Disclosure of Cash Flow Information .................... 5

         Notes to the Financial Statements (Unaudited)........................ 6

2.       Management's Discussion and Analysis or Plan of Operation............14


PART II           OTHER INFORMATION

1.       Legal Proceedings....................................................19

2.       Changes in Securities................................................19

3.       Defaults Upon Senior Securities......................................21

4.       Submission of Matters to a Vote of Security Holders..................21

5.       Other Information....................................................21

6.       Exhibits and Reports on Form 8-K.....................................21

SIGNATURES....................................................................22

PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                                                     ACUBID.COM INC.

                                                      BALANCE SHEET

                                          NOVEMBER 30, 1999 AND AUGUST 31, 1999

                                                          ASSETS

                                                                                     November 30,        August 31,
                                                                                         1999                1999
                                                                                    --------------      --------------
                                                                                      (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents (Note 1)                                             $     316,601      $    4,093,919
     Short-term investments (Note 1)                                                    3,429,318                 -
     Inventory (Note 1)                                                                   275,458             188,953
     Prepaid expenses                                                                      64,723              60,000
     Due from officers                                                                     20,000                 -
                                                                                    --------------      --------------

              Total current assets                                                      4,106,100           4,342,872

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation (Note 1)                                                                216,164             196,487

OTHER ASSETS                                                                               12,045              14,742
                                                                                    --------------      --------------

              TOTAL ASSETS                                                          $   4,334,309       $   4,554,101
                                                                                    ==============      ==============


                                           LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                                               $      56,050       $     121,602
     Accrued liabilities (Note 1)                                                         128,723              88,962
     Due to related parties                                                                13,290              13,290
                                                                                    --------------      --------------

              Total current liabilities                                                   198,063             223,854
                                                                                    --------------      --------------

OTHER PAYABLE (Note 4)                                                                        -                53,437
                                                                                    --------------      --------------

COMMITMENTS AND CONTINGENCIES (Note 2)

6%   REDEEMABLE CUMULATIVE CONVERTIBLE
     PREFERRED STOCK; par value $.001; 10,000,000
     shares authorized; 3,950,000 and 3,800,000 Series A
     shares issued and outstanding at November 30, 1999
     and August 31, 1999, respectively (Note 3)                                         3,950,000           3,800,000
                                                                                    --------------      --------------

SHAREHOLDERS' EQUITY (Notes 4)
     Common stock; par value of $0.001 per share;
         50,000,000 shares authorized; 5,810,890 and 5,738,151
         shares issued and outstanding at November 30, 1999
         and August 31, 1999, respectively                                                  5,812               5,739
     Additional paid-in capital                                                         9,322,350           9,300,786
     Accumulated deficit                                                               (9,141,916)         (8,829,715)
                                                                                    --------------      --------------

              Total shareholders' equity                                                  186,246             476,810
                                                                                    --------------      --------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $   4,334,309       $   4,554,101
                                                                                    ==============      ==============

                                    See accompanying notes to financial statements.

                                                          1



                                                     ACUBID.COM INC.

                                                 STATEMENTS OF OPERATIONS

                                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

                                                       (UNAUDITED)

                                                                                                November 30
                                                                                    ----------------------------------
                                                                                        1999                 1998
                                                                                    --------------      --------------
Revenues                                                                            $      14,371       $          -
Cost of revenues                                                                            3,000                  -
                                                                                    --------------      --------------

         Gross profit                                                                      11,371                  -
                                                                                    --------------      --------------

Operating Costs and Expenses
     Selling, general and administrative, excluding depreciation
          (including $27,450 in 1999 in the form of common stock issued)                  344,962              23,845
     Depreciation                                                                          22,602                  -
                                                                                    --------------      --------------

         Total operating costs and expenses                                               367,564              23,845
                                                                                    --------------      --------------

         Loss from Operations                                                            (356,193)            (23,845)
                                                                                    --------------      --------------

Other Income
     Interest and dividend income                                                          43,992                 123
                                                                                    --------------      --------------

         Total other expenses (income)                                                     43,992                 123
                                                                                    --------------      --------------

         Loss from continuing operations before
              provision for income taxes                                                 (312,201)            (23,722)

Provision for income taxes                                                                     -                   -
                                                                                    --------------      --------------

         Loss from continuing operations                                                 (312,201)            (29,906)

Discontinued Operations
     Loss from operations                                                                      -               (6,184)
                                                                                    --------------      --------------

         Net loss                                                                        (312,201)            (29,906)

Preferred dividend requirement                                                             59,250                  -
                                                                                    --------------      --------------

         Net loss applicable to common shareholders                                 $    (371,451)      $     (29,906)
                                                                                    ==============      ==============

Net loss applicable to common shares - basic and diluted

     Loss from continuing operations                                                $       (0.06)      $       (0.01)

     Loss from discontinued operations                                                         -                   -
                                                                                    --------------      --------------

     Net loss                                                                       $       (0.06)      $       (0.01)
                                                                                    ==============      ==============

     Weight average number of common shares                                             5,767,021           2,639,301
                                                                                    ==============      ==============

                               See accompanying notes to financial statements.


                                                     ACUBID.COM INC.

                                            STATEMENTS OF SHAREHOLDERS' EQUITY

                                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

                                                       (UNAUDITED)



                                                  Common Stock             Additional
                                          -----------------------------      Paid-In      Accumulated
                                             Shares          Amount          Capital         Deficit          Total
                                          -------------   -------------   -------------   -------------   -------------
Balance, September 1, 1999                   5,738,151    $      5,739    $  9,300,786    $ (8,829,715)   $    476,810

Net loss for the period                            -               -               -          (312,201)       (312,201)

Compensation in the form of common
     stock issued                               15,000              15          19,935             -            19,950

Settlement of liabilities by the
     issuance of common stock                   57,739              58          60,879             -            60,937

Preferred dividend
     requirements                                  -               -           (59,250)            -           (59,250)
                                          -------------   -------------   -------------   -------------   -------------

Balance, November 30, 1999
     (Unaudited)                             5,810,890    $      5,812    $  9,322,350    $ (9,141,916)   $    186,246
                                          =============   =============   =============   =============   =============


                               See accompanying notes to financial statements.


                                                     ACUBID.COM INC.

                                                 STATEMENTS OF CASH FLOWS

                                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

                                                       (UNAUDITED)


                                                                                               November 30
                                                                                    ----------------------------------
                                                                                         1999                 1998
                                                                                    --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                       $    (312,201)      $     (29,906)
                                                                                    --------------      --------------
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
              Loss from discontinued operations                                                -                6,184
              Depreciation                                                                 22,602                 463
              Shares issued for marketing fees                                             27,450                  -
              Changes in assets and liabilities:
                  Inventory                                                               (86,505)                 -
                  Prepaid expenses and other                                               (4,723)                 -
                  Accounts payable                                                        (65,552)                 -
                  Accrued liabilities                                                     (19,489)                 -
                  Due from (to) related parties                                           (20,000)             16,500
                  Other                                                                     2,697              10,275
                                                                                    --------------      --------------

                  Total adjustments                                                      (143,520)             33,422
                                                                                    --------------      --------------

                  Cash (used in) provided by continuing operations                       (455,721)              3,516

                  Cash used in discontinued operations                                         -               (6,184)
                                                                                    --------------      --------------

                  Net cash used in operating activities                                  (455,721)             (2,668)
                                                                                    --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for property and equipment                                                  (42,279)                 -
     Increase in short-term investments                                                (3,429,318)                 -
                                                                                    --------------      --------------

                  Cash used in investing activities                                    (3,471,597)                 -
                                                                                    --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                                               -                2,929
     Proceeds from issuance of redeemable preferred
         stock in a private placement                                                     150,000                  -
                                                                                    --------------      --------------

                  Cash provided by financing activities                                   150,000               2,929
                                                                                    --------------      --------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENT                                                                   (3,777,318)                261

CASH AND CASH EQUIVALENTS - beginning                                                   4,093,919               9,871
                                                                                    --------------      --------------

CASH AND CASH EQUIVALENTS - end                                                     $     316,601       $      10,132
                                                                                    ==============      ==============

                               See accompanying notes to financial statements.

                                 ACUBID.COM INC.

                            STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998



                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                             November 30
                                                   -----------------------------
                                                        1999             1998
                                                   -------------   -------------

Cash paid during the period for:

     Interest                                      $         -     $         -
     Income taxes                                  $         -     $         -




      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES



Common shares issued for settlement of liabilities:

     Common stock                                     $   53,385      $    --
     Additional paid in capital                       $       52      $    --
     Long-term liability                              $   53,437      $    --


                See accompanying notes to financial statements.

                                 ACUBID.COM INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

                                   (UNAUDITED)



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF COMPANY'S BUSINESS

       AcuBid.Com Inc. (formerly International AcuVision Systems, Inc.) (the "Company") was formed in Canada in 1983. It was subsequently incorporated under the laws of the state of Delaware in September 1993. Through August 31, 1998, the Company was in the business of developing, marketing and selling vision training equipment (the "AcuVision Product Line"). The Company owns a patent regarding the above equipment and software and has expensed all costs in developing the patent and prototypes.

       Subsequent to August 31, 1999, management made a determination to substantively discontinue the Company's AcuVision Product Line. In addition, during fiscal 1999, the Company changed its name from International AcuVision Systems, Inc. to AcuBid.Com Inc. and expanded its business objective to include the development of a premier website to facilitate the buying and selling of high-end collectibles. The Company has started to accumulate an inventory of rare and hard to find items, which it has begun to auction to the public over its website. In addition, the Company has developed and implemented the technological requirements needed to act as a broker to provide a venue for sellers and dealers to display their collectibles to potential purchasers throughout the world via the AcuBid.Com website.

       REVENUE RECOGNITION

       Revenues are anticipated to be derived from placement fees charged for the listing of items and success fees calculated as a percentage of the final sales transaction value. Revenues related to placement fees will be recognized at the time an item is listed, while those related to success fees will be recognized at the time that the auction is successfully concluded.

       PRODUCT DEVELOPMENT COSTS

       Product development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's website. Product development costs are expensed as incurred.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less. The Company has no requirements for compensating balances. At November 30, 1999, cash balances in excess of federally insured limits amounted to approximately $172,000.

       MARKETABLE SECURITIES

       Approximately $3,429,000 is maintained in a liquid asset management account which invests primarily in investment grade short-term commercial paper, corporate bonds and taxable auction rate notes.

                                 ACUBID.COM INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

                                   (UNAUDITED)



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       MARKETABLE SECURITIES (continued)

       The Company accounts for its marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
       115). The Company has classified all investment securities as trading securities which are measured at fair value in the financial statements with unrealized gains and losses included in results of operations. Net unrealized holding gains of approximately $10,129 have been included in results of operations for the three months ended November 30, 1999. All investment securities have a maturity date which is less than one year from November 30, 1999.

       INVENTORY

       Inventory, consisting of sports memorabilia and other collectibles is stated at the lower of cost or market. Inventory cost is determined by using the first-in, first-out method. Substantially all inventory consists of goods held for sale. The Company's management monitors inventory for slow moving items and makes necessary valuation adjustments when required.

       PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected lives, which range from three to five years. Expenditures for normal maintenance and repairs are charged to operations. Renewals and betterments that materially extend the life of the assets are capitalized.

       IMPAIRMENT OF LONG-LIVED ASSETS

       The Company evaluates its long-lived assets for potential impairment whenever circum-stances indicate that the carrying amount of an asset is not recoverable. The estimated undiscounted cash flows associated with the assets are compared to the carrying amounts to determine if a write-down to fair value is required. The Company has determined that there was no such impairment present at November 30, 1999.

       INCOME TAXES

       The Company accounts for current and deferred income taxes using the liability method. Under this method deferred income tax liabilities and assets are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting. Deferred tax assets and/or liabilities are classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                                 ACUBID.COM INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

                                   (UNAUDITED)



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       The Company accounts for the value of financial instruments using the fair value method.

       The estimated fair value amounts of all financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amount that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have material effect on the estimated fair value amounts. The Company is not a party to any derivative instruments. The Company does not have any off balance sheet financial instruments.

       The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

              Cash and equivalents, accounts receivable, inventory, other current assets, accounts payable, and certain other current liability amounts are reported in the balance sheet at approximate fair value due to the short-term maturities of these instruments.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       STOCK-BASED COMPENSATION

       Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. SFAS No. 123 allows the use of Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, which is the intrinsic value method of accounting as described below, for options granted to employees, provided the pro forma discloses requirements of SFAS No. 123 are adopted.

       The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25. Compensation cost for stock options granted employees, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Restricted stock is recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. The Company accounts for stock and stock options issued and granted to non-employees in accordance with the provisions of SFAS No. 123 and records compensation as the fair value of the underlying security issued.

                                 ACUBID.COM INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

                                   (UNAUDITED)



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       COMMON SHARES AND PER SHARE AMOUNTS

       In March 1999, the Company effected a one-for-two reverse stock split. All common shares and per share amounts have been adjusted to give effect to that stock split.

       LOSS PER COMMON SHARE

       The Company adopted the Financial Accounting Standards Board SFAS No. 128, EARNINGS PER SHARE. This pronouncement replaced the previously reported primary and fully dilutive earnings per share with basic and diluted earnings per share. Loss per common share has been calculated in accordance with the requirements of this statement for the three month periods November 30, 1999 and 1998.

       Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. Diluted loss per share does not consider the potentially dilutive securities on an "as if converted" basis, as the effect of their inclusion would be anti-dilutive.

       ADVERTISING COSTS

       Advertising costs are charged to operations as they are incurred.

2.     CONTINGENCIES

       Year 2000 Disclosure

       The Company has conducted a comprehensive review of its computer operations to identify the systems that could be adversely affected by the Year 2000 Issue and has developed and implemented a plan that it believes has resolved the issue. The Year 2000 Issue is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software might have recognized a date using "00" as the year 1900 rather than the 2000. This could have resulted in a major system failure or miscalculations. The Company presently believes that, with modifications already made to existing software and conversion to new software, the Year 2000 problem will not pose significant operations problems for the Company's computer systems as so modified and converted.

                                 ACUBID.COM INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

                                   (UNAUDITED)



3.     PRIVATE PLACEMENT OF 6% CUMULATIVE CONVERTIBLE REDEEMABLE
       PREFERRED STOCK

       In July 1999, the Company initiated a private placement to sell 400 units at $10,000 per unit. Each unit consists of 10,000 shares of 6% cumulative convertible preferred stock and warrants to purchase 5,000 shares of the Company's common stock. Dividends are payable semi-annually. Each preferred share is convertible into .666 common shares in the first year, .4 shares in the second year, and .285 shares thereafter. No preferred shares can utilize the conversion feature until six months after the offering has been concluded. The warrants to purchase common shares are exercisable at $2.00 per share in the first year and $3.00 per share thereafter. The warrants expire five years from the date of issue. The Company raised approximately $3,950,000 from this offering, of which $3,800,000 had been subscribed and received as of August 31, 1999 and $150,000 was received during the three months ended November 30, 1999. Pursuant to the terms of the preferred stock, the Company is not permitted to declare or pay any dividends on its common stock unless all preferred dividends due have been paid.

       RIGHT TO REDEMPTION

       At any time on or after the fifth anniversary of the issuance of the Series A Preferred, the holders of the Series A Preferred may elect to require the Company to redeem such holders' shares of Series A Preferred at a price equal to $1 per share plus all accrued and unpaid dividends accrued as of such date. The holders of Series A Preferred may require the Company to effect such a redemption by giving written notice to the Company of such election.

4.     STOCKHOLDERS' EQUITY

       COMMON SHARES ISSUED FOR SETTLEMENT OF DEBT

       In October 1999, the Company agreed to issue a total of 41,739 shares of its common stock to a consultant as settlement of an amount due.

       During the three months ended November 30, 1999 15,000 shares of common stock were issued to consultants resulting in a charge to operations of $19,950 and 6,000 shares of common stock was issued to a supplier resulting in a non-cash charge of $7,500.

       WARRANTS

       In November 1997, the Company issued debentures with detachable, non-transferable warrants to purchase 87,500 shares of its common stock. These warrants were immediately exercisable on issuance and expired in November 1999.

       The Company issued 1,900,000 common stock purchase warrants in connection with the issuance of its 6% convertible redeemable preferred stock (Note
       3). The warrants, which expire five years from the date of the preferred stock offering, can be exercised commencing six months after the offering for a period of twelve months for $2.00 per share. Thereafter, until they expire, the warrants can be exercised for $3.00 per share.

                                 ACUBID.COM INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

                                   (UNAUDITED)



4.     STOCKHOLDERS' EQUITY (CONTINUED)

       The following summarizes information about warrants granted and outstanding at November 30, 1999 and 1998, and changes during the each of the related three month periods.

                                                                    Three Months Ended
                                                                       November 30,
                                           ---------------------------------------------------------------------
                                                        1999                                 1998
                                           --------------------------------      -------------------------------
                                                                Weighted                               Weighted
                                                                 Average                               Average
                                                                 Exercise                              Exercise
                                              Warrants            Price             Warrants             Price
                                           --------------       ----------       --------------      -----------
       Outstanding,
           beginning of period                 1,935,000        $    1.97              100,000       $     1.18
                Granted                               -                -                87,500             0.56
                Exercised                             -                -                    -                -
                Cancelled/expired                (35,000)              -                    -                -
                                           --------------       ----------       --------------      -----------

       Outstanding, end of period              1,900,000        $    2.00              187,500       $     0.89
                                           ==============       ==========       ==============      ===========

5.     STOCK OPTIONS AND INCENTIVE EQUITY PLANS

       STOCK OPTIONS

       The Company granted options to purchase shares of its common stock as indicated below. The options were fully vested on the dates of grant.

       During 1999, the Company granted options to certain employees, directors and consultants to purchase 735,000 shares of common stock at exercise prices ranging from $.45 to $2.50 per share. The options expire between two and three years from the time of the grant. As of August 31, 1999, 100,000 options had been exercised. No options were exercised during the three months ended November 30, 1999.

       The following summarizes information about stock options granted and outstanding at November 30, 1999 and 1998, and changes during each of the related three month periods.

                                                                   Three Months Ended
                                                                      November 30,
                                           ---------------------------------------------------------------------
                                                        1999                                 1998
                                           -------------------------------       -------------------------------
                                                                 Weighted                              Weighted
                                                                 Average                               Average
                                                                 Exercise                              Exercise
                                              Options             Price             Options             Price
                                           --------------       ----------       --------------      -----------
       Outstanding,
           beginning of period                   635,000        $      .75                  -        $    -
                Granted                               -               0.00                  -             -
                Exercised                             -               0.00                  -             -
                Cancelled/expired                     -                 -                   -             -
                                           --------------       ----------       --------------      -----------

       Outstanding, end of period                635,000        $    0.75                  -         $    -
                                           ==============       ==========       ==============      ===========

                                 ACUBID.COM INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

                                   (UNAUDITED)



5.     STOCK OPTIONS AND INCENTIVE EQUITY PLANS (CONTINUED)

       INCENTIVE EQUITY PLANS

       During August 1999, the Company adopted its 1999 Incentive Equity Plan ("Incentive Plan") and the 1999 Stock Option Plan for Non-Employee Directors ("Directors Plan").

       Officers, including officers who are members of the Board of Directors, and other key employees of and consultants to the Company may be selected by the Committee (as defined below) to receive benefits under the Incentive Plan.

       The Incentive Plan authorizes the granting of options to purchase shares of common stock ("Option Rights"), stock appreciation rights ("Appreciation Rights"), restricted shares ("Restricted Shares"), deferred shares ("Deferred Shares"), performance shares ("Performance Shares") and performance units ("Performance Units").

       Subject to adjustment as provided in the Incentive Plan, the number of shares of common stock that may be issued or transferred, plus the amount of shares of common stock covered by outstanding awards granted under the Incentive plan, shall not in the aggregate exceed 1,500,000 shares. The number of Performance Units granted under the Incentive plan shall not in the aggregate exceed 100,000. The number of shares of common stock granted under the Incentive Plan to any individual in any calendar year shall not in the aggregate exceed 100,000. As of August 31, 1999, no options have been granted pursuant to the incentive equity plans.

       OPTION RIGHTS

       The Company may grant Option Rights that entitle the optionee to purchase shares of common stock at a price less than, equal to or greater than market value on the date of grant.

       The exercise price for nonqualified stock options granted may not be less than 85% of the fair market value per share of common stock on the date of grant. The exercise price for ISOs may not be less than the fair market value per share of common stock on the date, and ISOs granted to persons owning more than 10% of the Company's voting stock must have an exercise price of not less than 110% of the fair market value per share of common stock on the date of grant. All options granted must be exercised within ten years of grant, except that ISOs granted to 10% or more stockholders must be exercised within five years of grant. The aggregate market value (as determined as of the date of grant) of the common stock for which any optionee may be awarded ISOs which are first exercisable by such optionee during any calendar year may not exceed $100,000.

       APPRECIATION RIGHTS

       Appreciation Rights granted under the Incentive Plan may be either free-standing or granted in tandem with Option Rights. An Appreciation Right represents the right to receive from the Company the difference ("Spread"), or a percentage thereof not in excess of 100 percent, between the base price per share of common stock in the case of a free-standing Appreciation Right, or the option price of the related Option Right in the case of a tandem

                                 ACUBID.COM INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998

                                   (UNAUDITED)



5.     STOCK OPTIONS AND INCENTIVE EQUITY PLANS (CONTINUED)

       APPRECIATION RIGHTS (CONTINUED)

       Appreciation Right, and the market value of the common stock on the date of exercise of the Appreciation Right. Tandem Appreciation Rights may only be exercised at a time when the related Option Right is exercisable and the Spread is positive, and the exercise of a tandem Appreciation Right requires the surrender of the related Option Right for cancellation.

       A free-standing Appreciation Right must have a base price that is at least equal to the fair market value of a share of common stock on the date of grant must specify certain other criteria that are necessary before the Appreciation Right becomes exercisable and may not be exercised more than 10 years from the date of grant.

       RESTRICTED SHARES

       An award of Restricted Shares involves the immediate transfer by the Company to a participant of ownership of a specific number of shares of common stock in consideration of the performance of services, or, as and to the extent determined by the Company, the achievement of certain objectives. The participant is entitled immediately to voting, dividend and other ownership rights in the shares. The transfer may be made without additional consideration from the participant or in consideration of a payment by the participant that is less than the market value of the shares on the date of grant, as the Committee may determine.

       DEFERRED SHARES

       An award of Deferred Shares constitutes an agreement by the Company to deliver shares of common stock to the participant in the future in consideration of the performance of services, subject to the fulfillment of such conditions during the deferral period (as defined in the Incentive Plan) as the Company may specify.

       THE DIRECTORS PLAN

       The Directors Plan will be administered by a committee ("Committee") of the Board of Directors, consisting of no less than two members of the Board. Only members of the Board of Directors who are not employees of the Company (each a "Director") will be eligible to participate in the Directors Plan.

       Subject to adjustment as described below, the number of shares issued or transferred, plus the number of shares covered by outstanding options under the Director Plan shall not exceed 250,000 shares of common stock. Shares of common stock covered by an option, which is cancelled or terminated, will again be available to be issued or to be the subject of a stock option granted under the Directors Plan.

       The exercise price of the options granted is equal to the fair market value per share of common stock on the date of grant. Options granted under the Directors Plan shall become exercisable to the extent of 20% of the common shares subject thereto on the Date of Grant and to the extent of an additional 20% of the common shares subject thereto after each of the first four anniversaries of such date, for so long as the Optionee continues to serve as a member of the Board.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

                  The following "Management's Discussion and Analysis or Plan of Operation" includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward-looking. In particular, any statements that we make in this Form 10-Q regarding industry prospects or our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations.

                  PLAN OF OPERATION. AcuBid.com Inc., online auction house, is the new business direction of the Company. The business plan, conceived in February 1999, has the company competing for a share of the very exciting on line auction business dominated presently by EBAY, Amazon.com and Yahoo. On line auctions enable buyers and sellers of specified items to come together on an informal and entertaining manner and to conduct their business.

                  The Company derives revenue from listing fees, commissions received from the sale of items on its site and sales of items for its own account. The Company estimates that it will take at least one operating year before enough items are listed in the various categories to generate enough revenues to meet operating costs. While the Company believes that it should also profit from the purchase and sale of inventory items (items purchased for the account of AcuBid.com, Inc.), there is however no way to project profits from these transactions at this point. It is also possible that inventory transactions may result in losses rather than gains due to acquisition costs, inventory management costs, and fulfillment cost.

                  The Company has incurred no research and development costs in the three months ended November 30, 1999 and expects to incur none over the next nine months of operations. The company will require no significant additional equipment to meet user demand at foreseeable levels of operation. At some point additional servers and equipment will be required. At present levels of operations, management does not believe that the number of key employees will change significantly within the next nine months.

                  The Company has organized an Advisory Board which consists of a combination of celebrities and experts in various fields in which the Company is engaged. Each member of the Advisory Board has different compensation packages based on the individual's perceived value to the Company. In exchange for the compensation, the celebrities and other Advisory Board members grant the Company the right to use their name in promotions, advertising, and marketing, as well as their endorsement of the Company. The celebrities have also agreed to be available for two hours per month for on-line chats or other promotions for the Company. Additionally, members of the Advisory Board have agreed to assist the Company in acquiring, creating and evaluating memorabilia in their respective fields. Other than the "signing" fees, none of the members of the Advisory Board receive any cash or other compensation. For further information on the "signing" fees for the Advisory Board, see the Company's registration statement on Form 10-SB/A filed on December 15, 1999.

                  The Company commenced operation of its online auction house, AcuBid.com, on August 2, 1999. Since that time the company has focused on establishing commercial relationships with sellers of collectibles. Management believes that once enough items are registered for sale, buyers will be attracted to the site. When that occurs, levels of commissions and profits from Company owned inventory will grow.

                  It is still premature to estimate operating margins at this early stage of operations. Although there are some industry figures available
(eBay) since the Company is engaged in Company to Person transactions as well as Person to Person transactions, management does not believe that there are meaningful comparisons available.

                  The Company's initial thrust has been in stamps and sports memorabilia. This trend may change and management still believes that antiques may well ultimately dominate the number of items for sale and the potential buyers, since there are more antique items available for collection than any other.

                  The Company has not realized any significant operating revenue to date. Since the Company has no historical operating revenues to gauge future operating revenues upon, it is uncertain as to what level of revenue the Company may achieve in the next year.

                  CHANGES IN THE COMPANY'S OPERATIONS IN THE QUARTER ENDED NOVEMBER 30, 1999:

                  During this quarter, the Company redesigned its online auction Web site to make it more aesthetically pleasing and easier to use. As part of the redesign, new functions were added to the site. The Company modified and changed some of the categories of its listed items. The auction categories now include Antiques, Art, Books, Coins, Collectibles, Comic Books/sci-fi, Entertainment, Jewelry, Sports Memorabilia, Stamps, Toys and Miscellaneous. As of the date of this filing, since inception of the site, the Company has completed approximately 5,489 auctions. Also as of the date of this filing, the Company had 769 items listed for sale.

                  One of the new functions is automatic cross-referencing of a single item in multiple categories. Sellers, in both Company to Person and Person to Person transactions, can list an item in 3 sub-categories as well as in the main category. Additionally, the Company has eliminated the Premier Option feature which charged a seller premium listing fees for its item to appear on the site's home page. The Company has instituted a Random Home Page Feature in which 25 items per day, in groups of five, will appear on the Home Page. Further, the Company has instituted celebrity Email, enabling user of the site to send Email to member of the Advisory Board. The Company also improved and expanded its search engine capability, enabling users to search by product, category, or seller.

                  The Company is currently working on other new auction features, including Bid Retraction, Auction Editing, and Auction Canceling. The Company is also currently considering opportunities to expand further into E Commerce.

                  During the quarter, the Company conducted live online chats with Hall of Famers Yogi Berra, Johnny Bench and Gale Sayers.

                  It cannot be emphasized enough that E Commerce, Internet Auctions and all business associated with the rapidly expanding Internet is subject to rapid changes and modifications in order to stay abreast with the changing market. Accordingly, the Company anticipates that its business and web site may go through a variety of subtle and not so subtle changes in order to remain competitive and hopefully achieve profitability.

                  RESULTS OF OPERATIONS- THREE MONTHS ENDED NOVEMBER 30, 1999 TO THREE MONTHS ENDED NOVEMBER 30, 1998:


                  Revenues:


                  Auctions were commenced in August of 1999 and in the quarter ended November 30, 1999, $14,371 of revenue was derived from these operations. There were no revenues in the Three Month Period ended November 30, 1998.


                  Operating Costs and Expenses:

                           Selling general and administrative, excluding depreciation-

                  Selling, general and administrative costs and expenses, excluding depreciation were $344,962 in the three months ended November 30, 1999 compared to $23,845 in the three months ended November 30, 1998, or an increase of $321,117. The primary factors related to the higher costs in 1999 were costs associated with the technical development of the Web site, increased salaries, rent for larger facilities, increased marketing and increases in all other administrative costs, such as phone, postage, mail and other items.


                           Common Stock issued and Stock Options granted as compensation-

                  Common Stock and Stock Options were granted to officers, directors, Advisory Board members, consultants and other suppliers in the three months ended November 30, 1999. The Company accounted for options granted in accordance with SFAS No. 123 and APB No. 25, as appropriate. Charges related to the stock issuances and options granted were $27,450 during the three months ended November 30, 1999.

                  Depreciation Expense-

                  Depreciation expense increased significantly (from $463 to $22,602) in the three months ended November 30, 1999 as compared to the three months ended November 30, 1998 as a result of depreciation related to the Company's acquisition of equipment related to the development of its web site.


                  Investment Income-

                  Investment income in the three months ended November 30, 1999, in the amount of $43,992, was derived from interest earned on bank deposits and earnings on short term investments.


                  Discontinued operations:

                  On December 2, 1999 pursuant to an action by the Board of Directors, the Company formalized its intentions to discontinue the AcuVision operations. There were no significant operations for AcuVision in the three months ended November 30, 1999 Results for the three months ended November 30, 1998 were as follows:

         Net Sales                                          $   -----
         Operating Expenses                                     6,184
                                                            ----------
         Loss from discontinued operations                  $  (6,184)
                                                            ==========

                  LIQUIDITY AND CAPITAL RESOURCES: The Company has raised $5,025,471 since the change in business direction in February 1999. The Company has invested approximately $272,000 in fixed assets, $278,000 in inventory and, as of November 30, 1999 has spent approximately $840,631 in cash on general administration and overhead since the change in business direction. As of November 30, 1999, the Company had approximately $317,000 in cash on deposit and has invested approximately $3,429,000 in short term investments.

                  At current operating rates the Company believes that it can satisfy its cash requirements over the next twelve months. However, the Company's longer term capital requirements beyond the next 12 months will depend on many factors, including, but not limited to, the rate of market acceptance of the Company's service, the Company's ability to develop, maintain and expand its user base, the level of resources required to expand the Company's marketing and sales organization and other factors, some of which may be beyond the Company's control. A slower than expected rate of acceptance of the Company's service or lower than expected revenues generated from the service, extra-ordinary costs associated with Company to Person transactions, would materially adversely affect the Company's liquidity. The Company has no commitments for additional financing, and there can be no assurances that any such additional financing would be available in a timely manner, or, if available, would be on terms acceptable to the Company.

                  YEAR 2000 ISSUES: Many current installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dated prior to the year 2000. Many companies' software and computer systems may need to be upgrade or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. The Company has reviewed its internal programs and has determined that there are no significant Year 2000 issues within the Company's systems or services. However, the Company utilizes third-party equipment and software that may not be Year 2000 compliant although the Company believes that the third-party systems that are material to its business are Year 2000 compliant based on representations made by these suppliers. Failure of such third-party equipment or software to process properly dates to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a materially adverse effect on the Company's business, results of operations and financial condition.

PART II


ITEM 1.           LEGAL PROCEEDINGS.

                  As of the date of this filing, there are no material legal proceedings pending.

ITEM 2.           CHANGES IN SECURITIES.

                  (a)      Not applicable.

                  (b)      Not applicable.

                  (c) During the last three years, the Company has sold the following securities without registering them under the Securities Act of 1933 (the "Securities Act"):

                  On October 26, 1999, the Company issued 5,000 shares of its Common Stock to a member of the Advisory Board. This offering was deemed exempt under the Section 4(2) of Securities Act.

                  On October 26, 1999, the Company issued 10,000 shares of its Common Stock to a member of the Advisory Board. This offering was deemed exempt under the Section 4(2) of Securities Act.

                  On October 26, 1999, the Company issued 10,000 shares of its Common Stock to a member of the Advisory Board. This offering was deemed exempt under the Section 4(2) of Securities Act.

                  On October 26, 1999, the Company issued 30,000 shares of its Common Stock to a member of the Advisory Board. This offering was deemed exempt under the Section 4(2) of Securities Act.

                  On October 26, 1999, the Company issued 5,000 shares of its Common Stock to an officer of the Company pursuant to his employment contract. This offering was deemed exempt under the Section 4(2) of Securities Act.

                  On November 4, 1999, the Company issued 6,000 shares of its Common Stock to an outside consulting firm providing advertising services for services rendered. This offering was deemed exempt under the Section 4(2) of Securities Act.

                  On November 10, 1999, the Company issued 1,500 shares of its Common Stock for services rendered. This offering was deemed exempt under the
Section 4(2) of Securities Act.

                  On November 10, 1999, the Company issued 41,739 shares of its Common Stock for services rendered. This offering was deemed exempt under the
Section 4(2) of Securities Act.

                  On November 30, 1999, the Company issued 10,000 shares of its Common Stock to counsel for the Company for services rendered. This offering was deemed exempt under the Section 4(2) of Securities Act.

                  The securities were valued at fair market which was determined by the trading value of the Company's stock on or about the date the agreements were entered into, not the dates of issuance.

                  (d)      Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.

                  Not applicable.

ITEM 5.           OTHER INFORMATION.

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Exhibit 27 - Financial Data Schedule

                  (b) There were no reports filed on Form 8-K for the period covered by this report.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AcuBid.com, Inc.



January 11, 2000                           /s/  Norman Schwartz
                                           -------------------------------
                                           By: Norman Schwartz
                                           Its: Chief Financial Officer



                                           /s/ Lawrence Schaffer
                                           -------------------------------
                                           By: Lawrence Schaffer
                                           Its: President