Form 10QSB
period 2000-02-29
ACUBID COM INC
filed 2000-04-13
CIK 1096841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000
                                               -----------------

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______________ to _______________

                                                  Commission file number 0-27757
                                                                         -------



                                AcuBid.com, Inc.
                                ----------------
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


                                 (760) 804-0023
                                 --------------
              (Registrant's telephone number, including area code)


       ------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number os shares outstanding of each of the issuer's classes
               of common equity, as of the latest practicable date:    8,790,408

Transitional Small Business Disclosure Format (Check one) : Yes [  ]     No [X]

                                ACUBID.COM, INC.

                                   FORM 10-QSB

                                Table of Contents
ITEM No.
--------

PART I            FINANCIAL INFORMATION

1.       Financial Statements .................................................2

         Balance Sheet as of February 29, 2000 (unaudited)
                  and August 31, 1999........................................F-1

         Statement of Operations for the Six and Three Months Ended
                  February 29, 2000 and February 28, 1999 (Unaudited)........F-2

         Statement of Shareholders' Equity  for the Six Months
                  Ended February 29, 2000 (Unaudited)........................F-3

         Statement of Cash Flows for the Six  Months Ended
                  February 29, 2000 and February 28, 1999 (Unaudited)........F-4

         Notes to the Financial Statements (Unaudited).......................F-6

2.       Management's Discussion and Analysis or Plan of Operation.............4

PART II           OTHER INFORMATION

1.       Legal Proceedings....................................................12

2.       Changes in Securities................................................12

3.       Defaults Upon Senior Securities......................................16

4.       Submission of Matters to a Vote of Security Holders..................16

5.       Other Information....................................................16

6.       Exhibits and Reports on Form 8-K.....................................16

SIGNATURES....................................................................17

PART I            FINANCIAL INFORMATION

                                 ACUBID.COM INC.

                         CONDENSED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                   (UNAUDITED)

                                    CONTENTS




                                                                            Page
                                                                            ----

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     Balance Sheet - February 29, 2000 and August 31, 1999                    1

     Statements of Operations
         For the Six and Three Months Ended February 29, 2000
            and February 28, 1999                                             2

     Statements of Shareholders' Equity
         For the Six Months Ended February 29, 2000                           3

     Statements of Cash Flows
         For the Six and Three Months Ended February 29, 2000
            and February 28, 1999                                            4-5

     Notes to Financial Statements                                          6-13


                                           ACUBID.COM INC.

                                       CONDENSED BALANCE SHEET

                                FEBRUARY 29, 2000 AND AUGUST 31, 1999

                                               ASSETS

                                                                     February 29,        August 31,
                                                                         2000               1999
                                                                   ----------------   ----------------
                                                                      (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents (Note 1)                            $       192,101    $     4,093,919
     Short-term investments (Note 1)                                     3,094,465                  -
     Inventory (Note 1)                                                    213,389            188,953
     Prepaid expenses and other                                             71,768             60,000
     Due from officers and directors                                        42,000                  -
                                                                   ----------------   ----------------

              Total current assets                                       3,613,723          4,342,872

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation (Note 1)                                                 200,842            196,487

OTHER ASSETS                                                                13,268             14,742
                                                                   ----------------   ----------------

              TOTAL ASSETS                                         $     3,827,833    $     4,554,101
                                                                   ================   ================


                                LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                              $        45,536    $       121,602
     Accrued liabilities (Note 1)                                           44,610             88,962
     Due to related parties                                                 13,290             13,290
                                                                   ----------------   ----------------

              Total current liabilities                                    103,436            223,854
                                                                   ----------------   ----------------

OTHER PAYABLE (Note 4)                                                           -             53,437
                                                                   ----------------   ----------------

COMMITMENTS AND CONTINGENCIES (Note 2)

6% REDEEMABLE CUMULATIVE CONVERTIBLE
   PREFERRED STOCK; par value $.001; 10,000,000
   shares authorized; no shares issued and outstanding
   at February 29, 2000, 3,800,000 Series A shares issued
   and outstanding at August 31, 1999 (Note 2)                                   -          3,800,000
                                                                   ----------------   ----------------

SHAREHOLDERS' EQUITY (Notes 2, 3 and 4)
   Common stock; par value of $0.001 per share;
       50,000,000 shares authorized; 8,778,160 and
       5,738,151 shares issued and outstanding at
       February 29, 2000 and August 31, 1999, respectively                   8,780              5,739
   Additional paid-in capital                                           13,552,718          9,300,786
   Accumulated deficit                                                  (9,837,101)        (8,829,715)
                                                                   ----------------   ----------------

              Total shareholders' equity                                 3,724,397            476,810
                                                                   ----------------   ----------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $     3,827,833    $     4,554,101
                                                                   ================   ================

                          See accompanying notes to financial statements.


                                                     ACUBID.COM INC.

                                           CONDENSED STATEMENTS OF OPERATIONS

                                           FOR THE SIX AND THREE MONTHS ENDED
                                         FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                                       (UNAUDITED)

                                                                  Six Months Ended                  Three Months Ended
                                                                   February 29/28,                    February 29/28,
                                                          -------------------------------    --------------------------------

                                                               2000              1999             2000              1999
                                                          --------------- ---------------    ---------------  ---------------
Revenues                                                  $       17,464  $            -     $        3,093   $            -
Cost of revenues                                                  95,829               -             92,829                -
                                                          --------------- ---------------    ---------------  ---------------

         Gross profit (loss)                                     (78,365)              -            (89,736)               -
                                                          --------------- ---------------    ---------------  ---------------

Operating Costs and Expenses
     Selling, general and administrative,
         excluding depreciation, including
         $232,000 and $225,000 in the form of
         common stock issued to employees and
         others for services provided in the six
         and three month periods ended February
         29, 2000, respectively                                  957,824          53,758            632,812           29,913
     Depreciation                                                 45,204             926             22,602              926
                                                          --------------- ---------------    ---------------  ---------------

         Total operating costs and expenses                    1,003,028          54,684            655,414           30,839
                                                          --------------- ---------------    ---------------  ---------------

         Loss from Operations                                 (1,081,393)        (54,684)          (745,150)         (30,839)
                                                          --------------- ---------------    ---------------  ---------------

Other Income
     Interest and dividend income                                 74,007             199             30,015               76
                                                          --------------- ---------------    ---------------  ---------------

         Total other expenses (income)                            74,007             199             30,015               76
                                                          --------------- ---------------    ---------------  ---------------

         Loss before provision for income taxes               (1,007,386)        (54,485)          (715,135)         (30,763)

Provision for income taxes                                             -               -                  -                -
                                                          --------------- ---------------    ---------------  ---------------

         Net loss                                             (1,007,386)        (54,485)          (715,135)         (30,763)

Distribution to converting preferred
     shareholders in form of common stock                        788,960               -            788,960                -
                                                          --------------- ---------------    ---------------  ---------------

         Net loss applicable to common
              shareholders                                $   (1,796,346) $      (54,485)    $   (1,504,095)  $      (30,763)
                                                          =============== ===============    ===============  ===============

Net loss applicable to common shares -
     basic and diluted

     Net loss                                             $        (0.31) $        (0.01)    $        (0.25)  $        (0.01)
                                                          =============== ===============    ===============  ===============

     Weight average number of common shares                    5,827,358       2,639,301          5,982,360        2,639,301
                                                          =============== ===============    ===============  ===============

                                See accompanying notes to financial statements.


                                                ACUBID.COM INC.

                                 CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  FOR THE SIX MONTHS ENDED FEBRUARY 29, 2000

                                                  (UNAUDITED)


                                                    Common Stock              Additional
                                           -------------------------------      Paid-In       Accumulated
                                              Shares             Amount         Capital         Deficit           Total
                                           -------------     -------------   -------------   -------------    -------------
Balance, September 1, 1999                    5,738,151      $      5,739    $  9,300,786    $ (8,829,715)    $    476,810

Net loss for the period                               -                 -               -      (1,007,386)      (1,007,386)

Settlement of liabilities by the
     issuance of common stock                    57,739                58          60,879               -           60,937

Issuance of shares of common
     stock for services                          88,500                89         224,947               -          225,036

Preferred stock dividends                             -                 -         (54,250)              -          (54,250)

Exchange of series A preferred
     shares for common stock                  2,893,770             2,894       4,020,356               -        4,023,250
                                           -------------     -------------   -------------   -------------    -------------

Balance, February 29, 2000
     (Unaudited)                              8,778,160      $      8,780    $ 13,552,718    $ (9,837,101)    $  3,724,397
                                          ==============     =============   =============   =============    =============

                                See accompanying notes to financial statements.


                                           ACUBID.COM INC.

                                 CONDENSED STATEMENTS OF CASH FLOWS

                                      FOR THE SIX MONTHS ENDED
                               FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                             (UNAUDITED)

                                                                           February 29/28
                                                                 ------------------------------------

                                                                      2000                 1999
                                                                 ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $    (1,007,386)    $       (54,485)
                                                                 ----------------    ----------------
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
              Depreciation                                                45,204                 926
              Shares issued for services                                 232,536                   -
              Changes in assets and liabilities:
                  Inventory                                              (24,436)                  -
                  Prepaid expenses and other                             (11,768)                  -
                  Accounts payable                                       (76,066)                  -
                  Accrued liabilities                                    (25,352)                  -
                  Due from (to) related parties                          (42,000)                  -
                  Other                                                    1,474               3,606
                                                                 ----------------    ----------------

                  Total adjustments                                       99,592               4,532
                                                                 ----------------    ----------------

                  Net cash used in operating activities                 (907,794)            (49,953)
                                                                 ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for property and equipment                                 (49,559)                  -
     Increase in short-term investments                               (3,094,465)                  -
                                                                 ----------------    ----------------

                  Cash used in investing activities                   (3,144,024)                  -
                                                                 ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable                                               -               5,827
     Proceeds from issuance of redeemable preferred
         stock in a private placement                                    150,000                   -
     Increase in due to related parties                                        -              35,123
                                                                 ----------------    ----------------

                  Cash provided by financing activities                  150,000              40,950
                                                                 ----------------    ----------------

NET DECREASE IN CASH AND CASH EQUIVALENT                              (3,901,818)             (9,003)

CASH AND CASH EQUIVALENTS - beginning                                  4,093,919               9,871
                                                                 ----------------    ----------------

CASH AND CASH EQUIVALENTS - end                                  $       192,101     $           868
                                                                 ================    ================

                           See accompanying notes to financial statements.

                                 ACUBID.COM INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                            FOR THE SIX MONTHS ENDED
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999



                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                        February 29/28
                                              ----------------------------------

                                                   2000                1999
                                              ---------------    ---------------

Cash paid during the period for:

     Interest                                 $            -     $            -
     Income taxes                             $            -     $            -




      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES



Common stock issued for settlement of liabilities:

     Common stock                             $       53,385                  -
     Additional paid in capital               $           52                  -
     Long-term liability                      $       53,437                  -

Common stock issued in exchange for
     preferred stock and accrued dividends    $    4,023,250                  -


                 See accompanying notes to financial statements.

                                 ACUBID.COM INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

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

       BASIS OF PRESENTATION

       In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed financial statements) necessary to present fairly its financial position as of February 29, 2000 and the results of its operations and cash flows for the three and six months ended February 29, 2000 and February 28, 1999. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the financial statement and footnotes included in the Company's annual report on Form 10-KSB for the year ended August 31, 1999. The results of operations for the three and six months ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year.

       REVENUE RECOGNITION

       Revenues derived from placement fees charged for the listing of items on the Company's on-line auction site, and success fees calculated as a percentage of the final sales transaction value are recognized at the time an item is listed, while those related to success fees are recognized at the time the auction is successfully concluded.

       PRODUCT DEVELOPMENT COSTS

       Product development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's website. Product development costs are expensed as incurred.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less. The Company has no requirements for compensating balances. At February 29, 2000, cash balances in excess of federally insured limits amounted to approximately $92,000.

                                 ACUBID.COM INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       MARKETABLE SECURITIES

       Approximately $3,094,000 is maintained in a liquid asset management account which invests primarily in investment grade short-term commercial paper, corporate bonds and taxable auction rate notes.

       The Company accounts for its marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
       115). The Company has classified all investment securities as trading securities which are measured at fair value in the financial statements with unrealized gains and losses included in results of operations. Net unrealized holding gains of approximately $10,129 have been included in results of operations for the six months ended February 29, 2000. All investment securities have a maturity date which is less than one year from February 29, 2000.

       INVENTORY

       Inventory, consisting of sports memorabilia and other collectibles is stated at the lower of cost or market. Inventory cost is determined by using the first-in, first-out method. Substantially all inventory consists of goods held for sale. The Company's management monitors inventory for slow moving items and makes necessary valuation adjustments when required. During the six and three months ended February 29, 2000, the Company recorded valuation adjustments of approximately $83,000 with respect to such items.

       PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected lives, which range from three to five years. Expenditures for normal maintenance and repairs are charged to operations. Renewals and betterments that materially extend the life of the assets are capitalized.

       IMPAIRMENT OF LONG-LIVED ASSETS

       The Company evaluates its long-lived assets for potential impairment whenever circum-stances indicate that the carrying amount of an asset is not recoverable. The estimated undiscounted cash flows associated with the assets are compared to the carrying amounts to determine if a write-down to fair value is required. The Company has determined that there was no such impairment present at February 29, 2000.

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

                                 ACUBID.COM INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

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

                                 ACUBID.COM INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       COMMON SHARES AND PER SHARE AMOUNTS

       In March 1999, the Company effected a one-for-two reverse stock split. All common shares and per share amounts have been adjusted to give effect to that stock split.

       LOSS PER COMMON SHARE

       The Company adopted the Financial Accounting Standards Board SFAS No. 128, EARNINGS PER SHARE. This pronouncement replaced the previously reported primary and fully dilutive earnings per share with basic and diluted earnings per share. Loss per common share has been calculated in accordance with the requirements of this statement for the six and three month periods February 29, 2000 and February 28, 1999.

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

2.     PRIVATE PLACEMENT OF 6% CUMULATIVE CONVERTIBLE REDEEMABLE
       PREFERRED STOCK

       In July 1999, the Company initiated a private placement to sell 400 units at $10,000 per unit. Each unit consisted of 10,000 shares of 6% cumulative convertible preferred stock and warrants to purchase 5,000 shares of the Company's common stock. Dividends are payable semi-annually. Each preferred share was convertible into .666 common shares in the first year, .4 shares in the second year, and .285 shares thereafter. No preferred shares could utilize the conversion feature until six months after the offering had been concluded. The warrants to purchase common shares are exercisable at $2.00 per share in the first year and $3.00 per share thereafter. The warrants expire five years from the date of issue. The Company raised approximately $3,950,000 from this offering, of which $3,800,000 had been subscribed and received as of August 31, 1999 and $150,000 was received during the six months ended February 29, 2000. Pursuant to the terms of the preferred stock, the Company was not permitted to declare or pay any dividends on its common stock unless all preferred dividends due have been paid.

       In January 2000, the Company commenced an exchange offer with its preferred share-holders. Pursuant thereto, the Company agreed to exchange each outstanding preferred share for common stock in the ratio set forth in the preferred stock purchase agreement, .666 common shares for each outstanding preferred share. Additionally, as an incentive to the preferred shareholders, the Company agreed to issue one additional common share for every 10 common shares issued in the exchange.

       As of February 29, 2000, all 3,950,000 preferred shares which had been outstanding were exchanged, which resulted in the issuance of 2,893,770 common shares. The number of shares issued as "incentive" shares amounted to 263,070. For accounting purposes, these shares have been recorded as a distribution to the preferred shareholders (net of accrued dividends due the preferred shareholders which were cancelled in connection with exchange offer).

                                 ACUBID.COM INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                   (UNAUDITED)


3.     STOCKHOLDERS' EQUITY

       COMMON SHARES ISSUED FOR SETTLEMENT OF DEBT

       During the six months ended February 29, 2000, the Company issued 104,500 shares of its common stock for services provided to the Company. The shares were valued at the market value of the Company's common stock on the date that they were issued.

       In October 1999, the Company agreed to issue a total of 41,739 shares of its common stock to a consultant as settlement of an amount due.

       WARRANTS

       In November 1997, the Company issued debentures with detachable, non-transferable warrants to purchase 87,500 shares of its common stock. These warrants were immediately exercisable on issuance and expired in November 1999.

       The Company issued 1,975,000 common stock purchase warrants in connection with the issuance of its 6% convertible redeemable preferred stock (Note
       2). The warrants, which expire five years from the date of the preferred stock offering, can be exercised commencing six months after the offering for a period of twelve months for $2.00 per share. Thereafter, until they expire, the warrants can be exercised for $3.00 per share.

       The following summarizes information about warrants granted and outstanding at February 29, 2000 and February 28, 1999, and changes during each of the related six month periods.

                                                                   Six Months Ended
                                                                   February 29/28,
                                                      2000                                 1999
                                        ---------------------------------    ----------------------------------
                                                               Weighted                              Weighted
                                                                Average                               Average
                                                               Exercise                              Exercise
                                             Warrants            Price            Warrants             Price
                                        -----------------      ----------    -----------------       ----------
       Outstanding,
           beginning of period                 1,935,000       $    1.97              100,000        $    1.18
                Granted                           75,000            2.00               87,500             0.56
                Exercised                              -               -                    -                -
                Cancelled/expired                (35,000)              -                    -                -
                                        -----------------      ----------    -----------------       ----------

       Outstanding, end of period              1,975,000       $    2.00              187,500        $    0.89
                                        =================      ==========    =================       ==========

4.     STOCK OPTIONS AND INCENTIVE EQUITY PLANS

       STOCK OPTIONS

       The Company granted options to purchase shares of its common stock as indicated below. The options were fully vested on the dates of grant.

       During 1999, the Company granted options to certain employees, directors and consultants to purchase 735,000 shares of common stock at exercise prices ranging from $.45 to $2.50 per share. The options expire between two and three years from the time of the grant. As of August 31, 1999, 100,000 options had been exercised. No options were exercised during the six months ended February 29, 2000.

                                 ACUBID.COM INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                   (UNAUDITED)


4.     STOCK OPTIONS AND INCENTIVE EQUITY PLANS (CONTINUED)

       STOCK OPTIONS (CONTINUED)

       The following summarizes information about stock options granted and outstanding at February 29, 2000 and February 28, 1999, and changes during each of the related six month periods.

                                                                  Six Months Ended
                                                                   February 29/28,
                                                      2000                                 1999
                                        ---------------------------------    ----------------------------------
                                                               Weighted                              Weighted
                                                                Average                               Average
                                                               Exercise                              Exercise
                                             Options             Price            Options              Price
                                        -----------------      ----------    -----------------       ----------

       Outstanding,
           beginning of period                   635,000       $     .75                    -        $       -
                Granted                           50,000            1.44                    -                -
                Exercised                             -               -                     -                -
                Cancelled/expired                 65,000            2.88                    -                -
                                        -----------------      ----------    -----------------       ----------

       Outstanding, end of period                620,000(a)    $    0.58                    -        $       -
                                        =================      ==========    =================       ==========

       (a) Options with respect to 200,000 exercisable at $.45 per share were cancelled by the Company for failure of consideration and breach of contract. The cancellation has been disputed and the matter is the subject of litigation.

       INCENTIVE EQUITY PLANS

       During August 1999, the Company adopted its 1999 Incentive Equity Plan ("Incentive Plan") and the 1999 Stock Option Plan for Non-Employee Directors ("Directors Plan").

       Officers, including officers who are members of the Board of Directors, and other key employees of and consultants to the Company may be selected by the Committee to receive benefits under the Incentive Plan.

       The Incentive Plan authorizes the granting of options to purchase shares of common stock ("Option Rights"), stock appreciation rights ("Appreciation Rights"), restricted shares ("Restricted Shares"), deferred shares ("Deferred Shares"), performance shares ("Performance Shares") and performance units ("Performance Units").

       Subject to adjustment as provided in the Incentive Plan, the number of shares of common stock that may be issued or transferred, plus the amount of shares of common stock covered by outstanding awards granted under the Incentive plan, shall not in the aggregate exceed 1,500,000 shares. The number of Performance Units granted under the Incentive plan shall not in the aggregate exceed 100,000. The number of shares of common stock granted under the Incentive Plan to any individual in any calendar year shall not in the aggregate exceed 100,000. As of February 29, 2000 no options have been granted pursuant to the incentive equity plans.

                                 ACUBID.COM INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                   (UNAUDITED)


4.     STOCK OPTIONS AND INCENTIVE EQUITY PLANS (CONTINUED)

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

       APPRECIATION RIGHTS

       Appreciation Rights granted under the Incentive Plan may be either free-standing or granted in tandem with Option Rights. An Appreciation Right represents the right to receive from the Company the difference ("Spread"), or a percentage thereof not in excess of 100 percent, between the base price per share of common stock in the case of a free-standing Appreciation Right, or the option price of the related Option Right in the case of a tandem.

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

                                 ACUBID.COM INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                            FOR THE SIX MONTHS ENDED
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

                                   (UNAUDITED)


4.     STOCK OPTIONS AND INCENTIVE EQUITY PLANS (CONTINUED)

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

ITEM 1.           FINANCIAL STATEMENTS

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

                  The following "Management's Discussion and Analysis or Plan of Operation" includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-Q are forward- looking. In particular, any statements that we make in this Form 10-Q regarding industry prospects or our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations.

Plan of Operation: Overview

                  AcuBid.com Inc. is currently an online auction house. The business plan, conceived in February 1999, has the Company competing for a share of the online auction business dominated presently by EBAY, Amazon.com and Yahoo. Online auctions enable buyers and sellers of specified items to come together on an informal and entertaining manner and to conduct their business. To date, the Company's revenues have been derived from listing fees, commissions received from the sale of items on its site and sales of items for its own account. Transactions for the Company's account or inventory transactions may also result in losses rather than gains due to acquisition costs, inventory management costs, and fulfillment cost.

                  In the latter part of 1999, certain assumptions related to the Company's ability to gain a significant portion of the online auction business proved to be incorrect. The first incorrect assumption was the makeup of the industry itself. As of October 1999, 80% of the sales on the eBay auction site were made by approximately 4% of the sellers. This indicates that most of the online auction business is conducted by dealers rather than the general population. Most of the models used to predict the Company's growth were based on the general population selling items over the Internet rather than just a smaller number of dealers.

                  The second incorrect assumption , was the Internet community's willingness to purchase collectibles over the Internet. In the fall of 1999, an FBI sting operation uncovered dealers that had been auctioning counterfeit sports memorabilia on the Internet. This led to a decline in consumer confidence over the authenticity of collectibles bought over the Internet.
Management believes that this added another barrier between buyers and sellers and will lead to a decline in the auction market.

                  The third incorrect assumption, was the level of success the Company would experience by using celebrities to promote the site. Management believed, that through the use of celebrities, such as Hall of Fame members Johnny Bench and Joe Morgan, it could attract a significant number of Internet users to its site with little or no additional marketing. This proved not to be the case and, although certain guerilla tactics have shown promising results during this quarter, none of the Company's marketing efforts have had a significant impact on attracting buyers and sellers to its auction site. In general it was decided that the cost of advertising required to develop name recognition and to attract buyers and sellers to the Company's auction site was much larger than expected. More importantly, the cost was estimated to be larger than the revenue that could be derived from those buyers and sellers. As of March 30, 2000, only 1820 Internet users had registered to buy or sell on the Company's auction web site.

                  Because of these issues, the Company began to explore business relationships that would provide the Company a venue to use its Internet expertise in a profitable manner while at the same time building customer support for its online auction business. This led to a plan to expand the Company's operations into the following areas:

         a) To enter into emerging Internet markets through acquisitions and strategic alliances with Internet corporations from those markets that focus on Internet subscriptions and/or content development. It is expected that the acquisitions themselves will be profitable, or stand a strong probability of becoming profitable, through some combination of Internet subscriber premium service, web hosting fees, and web development fees, as well as through advertising revenue. These acquisitions and strategic alliances are collectively referred to as "partners."

         b) To expand and evolve the Company's auction technologies into reusable e-commerce technologies that can be offered to these Internet corporations. In addition, the Company would provide technical and managerial support to these Internet corporations. The Company's ability to attract Internet corporations in the emerging Internet markets relies heavily on its ability to assist those corporations.

         c) To leverage off these new markets to increase the traffic to the Company's online auction site as well as other developed e-commerce and information sites. Each relationship that the Company forges with another Internet corporation increases the number of viewers that the Company can reach worldwide. This provides the Company with access to new viewers that can be driven to its auction and e-commerce sites without a significant investment in advertising.

Continuing Involvement in  Online Auctions and E-commerce

                  With the exception of salaries for a technical staff of three, the Company has incurred no research and development costs in the three months ending February 29, 2000. The Company expects to incur no additional costs over the next twelve months except for additional research and development costs related to (b) above. It is expected that any software or web site development undertaken over that period will be accomplished using the same level of personnel as was used during this quarter. The company will require no additional equipment to meet user demand at foreseeable levels of operation. At some point, additional servers and equipment will be required. At present levels of operation, management does not believe that the number of key employees will change significantly within the next twelve months.

                  The Company had organized an Advisory Board, which consists of a combination of celebrities and experts in various fields in which the Company is engaged. Each member of the Advisory Board received a different compensation packages based on the individual's perceived value to the Company. In exchange for the compensation, the celebrities and other Advisory Board members grant the Company the right to use their name in promotions, advertising, and marketing, as well as their endorsement of the Company. The celebrities also agreed to be available for promotions for the Company. Additionally, members of the Advisory Board agreed to assist the Company in acquiring, creating and evaluating memorabilia in their respective fields.

                  The Company commenced operation of its online auction house, AcuBid.com, on August 2, 1999. From that time until January 2000, the Company has focused on establishing commercial relationships with sellers of collectibles. In that time period, the Company had not realized any significant operating revenue.

                  Management believed that once enough items are registered for sale, buyers would be attracted to the site. Unfortunately, management has determined that the advertising costs necessary to attract sufficient sellers to the site to create a sustainable buyer/seller community are cost prohibitive at this time. Management believes that e-commerce related Internet sites will be an integral part of the business and can be made profitable in the future, but it is not anticipated that any significant revenue will be realized in the next year from the present site. Management believed that, only after increasing the Company's access to Internet users through its plan of acquisition and strategic alliances in emerging Internet markets will the Company's e-commerce sites, including its online auction site, become profitable. Since the Company has only begun to expand into those markets, it is not possible to predict when this will occur.

Contemplated  Acquisitions and Strategic Alliances

                  Until a few years ago, the majority of Internet users have been North Americans. This is however changing as more of the global population gets connected. Asia-Pacific potentially presents the largest Internet market given that it accounts for more than three billion of the world's population of about six billion. Given its late entry into the Internet industry, Asia-Pacific is expected to experience a faster growth rate than the United States or Western Europe.

                  The Company believes that these emerging Internet markets provide a unique opportunity for the Company. Management believes that, through acquisition and strategic alliances with Internet corporations in these emerging markets, a synergy can be created that benefits the Company as well as those corporations.

                  Because of its experience in the online auction site, the Company had demonstrated an ability to create and manage an enterprise level Internet site. The Company can provide managerial and technical support to Internet companies in newly formed markets, giving them access to experienced expertise that might not be readily available in those markets. Additionally, certain technologies develop by the Company might prove useful in establishing e- commerce and online auctions in those markets.

                  In return for the technology and support provided to its partners, the Company expects to benefit in two ways. First, the Company benefits from revenues generated by any acquired corporations. Although the Company expects its acquisitions to become profitable, due to the preliminary nature of this part of its operations, the Company cannot predict the date when this will occur. Second, as the subscriber basis of these partners increases, the Company will have direct access to this subscriber base in order to expand the Company's own e-commerce and online auction business.

Change in Operations for the Quarter Ending February 29, 2000:
                               Online Auctions and E-commerce

                  During this quarter, the Company added additional functionality to its auction site. Features such as Auction Editing, Auction Cancellation, and Auction Re-listing were added to enhance a seller's ability to administer an auction.

                  Also, during this quarter, different forms of marketing were used in order to increase the traffic to the AcuBid.com auction site. Advertisements were placed in Antique Trader, Comic Book Marketplace, Linns Stamp News, New England Antiques, New York Antique Almanac, Sports Collectors Digest, and Warmans Today's Collector ; targeted email campaigns were used to attract EBAY customers to the AcuBid.com auction site; and mass email based mailings were undertaken. In addition, starting in January 2000, the "Collect This" radio show began to air on KOGO AM 600. The aim of this show was to generate an interest both in the collectibles market and in the AcuBid.com auction site. The radio show was canceled due to the change in business focus and other business reasons.

                  During this quarter, the Company also explored the possibility of expanding its online auction site to include different types of auctions and also the possibility of creating an e- commerce site for collectibles that would allow direct sales of collectible items as an alternative to an auction. At this time, the Company has not decided whether or not to develop these sites as originally explored, but believes that the development of such sites or related e-commerce sites will benefit both the Company and its strategic partners.

Change in Operations for the Quarter Ending February 29, 2000:
                                     Acquisitions and Partnerships

                  On January 24, 2000, the Company entered into a Memorandum of Understanding with PT Jaring Data Interaktif (JDI), an Indonesian corporation, to acquire 90% of JDI in exchange for up to 44 million shares of the Company's Common Stock (the "Acquisition"). Subsequently, a formal agreement was signed on March 13, 2000 and amended on March 27, 2000. Copies of these agreements are attached, as exhibits, to the Company's Form 8-K filed on March 29, 2000.

                  Established in January 1999, JDI is an Indonesian- based Internet and multi-media company. JDI and its affiliates have extensive licenses in satellite, wireless broadband and other areas that relate to Internet service and content.

                  JDI presently provides dial-up Internet services and beginning in June 2000, will provide broadband Internet services for Indonesian customers. It plans to extend those services through Southeast Asia and has long range plans to target the larger global community. JDI also has licenses and contracts to market a wide range of content from media sources, including TV stations, radio stations, cable TV and newspapers.

                  In addition, JDI owns PT Medialintas Antarbuana, a start-up Internet Service Provider ("ISP") and is affiliated to PT Mesana Investama Utama (securities) and PT Mesana Transforex Internasional (brokerage). A web site devoted to the Jakarta stock market, as well as other web sites, is currently under development, which will further increase focus on the content market for Indonesia.

                  In February 2000, the Company started providing direct technical support to JDI. Technical personnel from the Company have been working with JDI personnel in support of the development of their network infrastructure and web portal development. It is anticipated that this technical support will continue and is expected to expand following the Acquisition. This support is key to the success of JDI and validates the Company's role in the emerging Indonesia Internet market.

Change in Operations for the Quarter Ending February 29, 2000: Personnel

                  During this quarter there were several changes in the Board of Directors, in key personnel, and on the Advisory Board. In January 2000, Norman Schwartz resigned from the Board of Directors and as Chief Financial Officer. However, Norman Schwartz still works for the Company on a consulting basis until such time as a new Chief Financial Officer can be selected. It should be noted that since the end of this quarter, John Irvine also resigned from the Board of Directors. As of March 31, 2000, the Board of Directors consists of Michael Schaffer, Lawrence Schaffer, and Waddy Stephenson. Pursuant to the Amended and

Restated Stock Purchase Agreement, the Board of Directors has amended its bylaws to increase the maximum number of directors that the Company may have from seven to eight. The Company expects to accept the resignation of one current director and will nominate six additional directors selected by JDI. All eight directors will be presented for election at the Annual Meeting of Stockholders currently scheduled to be held on May 22, 2000.

                  In December 1999, Johnny Bench resigned from the Advisory Board. In February 2000, Kurt Bevacqua and Gary Carter were removed from the Advisory Board. At this time it is not known when or if new members will be added to the Advisory Board.

                  In December 1999, Richard Schwartz also resigned as the Vice President of Marketing. It is not expect that this position be filled at this time.

                  Results of Operations- for the Six and Three Months Ended February 29, 2000 Compared to the Six and Three Months Ended February 28, 1999:

                  Revenues:

                  Auctions were commenced in August of 1999 and in the three and the six months ended February 29, 2000, $3,093 and $ 17,464, respectively, of revenue was derived from these operations. There were no revenues in the Three and Six Month Period ended February 28, 1999.

                  Operating Costs and Expenses:

                     Selling General and Administrative, Excluding Depreciation-

                  Selling, general and administrative costs and expenses, excluding depreciation were $632,812 and $ 957,824, respectively, in the three months and six months ended February 29, 2000 compared to $29,913 and $53,758, respectively in the three and six months ended February 28, 1999. Thus, selling, general, and administration costs increased by $602,899 and 904,066 for the three months and six months ended February 29,2000 as compared to the three and six months ended February 28, 1998, respectively. The primary factors related to the higher costs were costs associated with the technical development of the Company's Web site, increased salaries, rent for larger facilities, increased marketing and increases in all other administrative costs, such as phone, postage, mail and other items, including the items discussed below.

                  Common Stock issued and Stock Options Granted as Compensation,
                       Included in Selling, General and Administrative Expenses.

                  Common Stock and Stock Options were granted to officers, directors, Advisory Board members and other consultants in the three and six months ended February 29, 2000. The Company accounted for options granted in accordance with SFAS No. 123 and APB No. 25, as appropriate. Charges related to the stock issuances and options granted were $225,500 and $232,000 during the three and six months ended February 29, 2000. There were no such items in the comparable 1999 period.

                  Depreciation Expense-

                  Depreciation expense was $ 22,602 and $45,204 in the three and six months, ended February 29, 2000, respectively, as compared to the three and six months ended February 28, 1999. Accordingly, depreciation expense increased by $21,676 and $44,278 during the three and six months periods ended February 29, 2000 as compared to the relevant 1999 periods. The increases are as a result of depreciation related to the Company's acquisition of equipment related to the development of its web site.

                  Investment Income-

                  Investment income the three and six months ended February 29, 2000 in the amount of $30,015 and $74,007 was derived from interest earned on bank deposits and earnings on short term investments. Such amounts for the comparable 1999 period were negligible. The Company derived most of the investment income in 2000 due to its investment in high yield funds.

                  LIQUIDITY AND CAPITAL RESOURCES: The Company has raised $5,025,471 since the change in business direction in February 1999. The Company's balance sheet at February 29, 2000 reflects cash of approximately $192,000, marketable securities of approximately $3,094,000 and other current receivables from related parties in the amount of $42,000.

                  Cash on the balance sheet declined by approximately $3,901,000 during the six months ended February 29, 2000 due, in part, to redeployment into short term investments. Cash used in operating activities amounted to approximately $908,000 during this period. Cash was used to fund the Company's net loss for the period, partially offset by operating charges not requiring the use of cash, including charges related to the issuance of shares of common stock for services received and depreciation. Increasing the use of cash in the period were reductions in accounts payable and accrued expenses, offset partially by decreases in inventory and prepaid expenses.

                  Financing activities provided $150,000 during the six months ended February 29, 2000 as the Company completed and received the final proceeds related to the issuance of its Series A preferred stock in September 1999.

                  Investing activities consumed $3,144,000 as the Company sought to increase the investment yield of its excess funds by investing such amounts in higher yielding bond funds.

                  During February 2000, the Company exchanged all of its issued and outstanding preferred shares (3,950,000) for 2,893,770 shares of the Company's common stock pursuant to an exchange offer with the preferred stockholders. In connection therewith, the preferred shareholders agreed to exchange their shares and forgive the unpaid (accrued) dividends due. Pursuant to the terms of the exchange offer, the Company issued 1 additional common share for every ten common shares issued pursuant to the original terms of the exchange contained in the 1999 agreement with the preferred shareholders. This resulted in the issuance of 263,070 additional common shares. The fair value of the additional shares issued has been accounted for as a preferred distribution in the accompanying financial statements.


                  Without regard to the JDI acquisition, discussed above, and only as to the Company as it is presently operating, at current operating rates the Company believes that it can satisfy its cash requirements over the next twelve months. However, the Company's longer term capital requirements beyond the next 12 months will depend on many factors, including, but not limited to, the rate of market acceptance of the Company's services, the Company's ability to develop, maintain and expand its user base, the level of resources required to expand the Company's business model and other factors, some of which may be beyond the Company's control. A slower than expected rate of acceptance of the Company's business model or lower than expected revenues generated from such business model would materially adversely affect the Company's liquidity. The Company has no commitments for additional financing, and there can be no assurances that any such additional financing would be available in a timely manner, or, if available, would be on terms acceptable to the Company.

                  YEAR 2000 ISSUES Many current installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dated prior to the year 2000. Many companies' software and computer systems may need to be upgrade or replaced in order to correctly process dates beginning in 2000 and to comply with the "Year 2000" requirements. The Company has reviewed its internal programs and has determined that there are no significant Year 2000 issues within the Company's systems or services. However, the Company utilizes third-party equipment and software that may not be Year 2000 compliant although the Company believes that the third-party systems that are material to its business are Year 2000 compliant based on representations made by these suppliers. Failure of such third-party equipment or software to process properly dates to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a materially adverse effect on the Company's business, results of operations and financial condition.

PART II


ITEM 1.           LEGAL PROCEEDINGS.

                  As of the date of this filing, there are no material legal proceedings pending, other than the matter of Kurt Bevaqua vs. AcuBid.com, Inc., San Diego Superior Court Case No. 744718. In this matter, Mr. Bevaqua is seeking to re-instate his options to purchase 200,000 shares of the Company's Common Stock at $0.45 per share, which options were canceled by the Company due to failure of consideration and breach of contract. If Mr. Bevaqua were completely successful in this litigation, he would have the right to purchase 200,000 shares of the Company's Common Stock at $0.45 per share.

ITEM 2.           CHANGES IN SECURITIES.

                  (a) The Company's Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock, $0.001 par value. The Company's Board of Directors has authority, without action by the shareholders, to issue all or any portion of the authorized but unissued preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series.

                  As of February 1, 2000, Company currently had outstanding 3,950,000 shares of Series A Preferred Stock with a stated value of $1.00 per share. The Series A Preferred Stock was to pay interest at the rate of 6% per annum calculated on the $1.00 per share stated value. The interest was payable on the first of each of August and February commencing February1, 2000. Holders of the Series A Preferred were not be entitled to vote at meetings of shareholders.

                  According to the Certificate of Designation creating the Series A Preferred Stock, commencing on February 1, 2000, holders of the Series A Preferred Stock could convert all or part of the preferred shares into Common Stock, in accordance with the following timetable and the following amounts:

              Time of Conversion                                 Number of Common Shares to be Issued
              ------------------                                 ------------------------------------
During the Period February 2, 2000 up to and including           0.666 Common Shares for each Preferred Share
January 31, 2001

During the period February 1, 2001 up to and including           0.40 Common Shares for each Preferred Share
January 31, 2002

During the period February 1, 2002 up to and including           0.285 Common Shares for each Preferred Share
January 31, 2003

During the period February 1, 2003 up to and including           0.20 Common Shares for each Preferred Share
January 31, 2004

                  After August 1, 2004, the holders of the Series A Preferred Stock had the right to require the Company to redeem any or all of the Series A Preferred shares by paying the holder of the Preferred $1.00 per share together with any unpaid cumulative dividends.

                  Pursuant to a formula, the conversion price of the Series A Preferred shares was to be adjusted in the event of a Common Share reorganization defined as: i) a Common Stock dividend; ii) a distribution of Common Stock to holders of Common Stock; iii) a stock split; or, iv) a reverse stock split. In the event of such Common Stock reorganization, the Conversion Price for the Series A Preferred will be proportionately adjusted by multiplying the Conversion Price by the quotient of the number of shares outstanding before the Common Stock reorganization divided by the number of Common Shares outstanding after the Common Stock reorganization .

                  Additionally, the Series A Preferred shareholders were to receive one common share purchase warrant for each two Series A Preferred shares purchased. On and after February 2, 2000, each common share purchase warrant entitled the shareholder to purchase one Common Share ("Warrant Share") at an exercise price of $2.00 per Warrant Share from and including February 1, 2000, and up to and including February 1, 2001. Thereafter, until the warrants expire at the close of business July 31, 2004 a Warrant Share can be purchased for $3.00 per share.

                  The Preferred Shares were only be transferable to another holder with the consent of the Company's Board of Directors.

                  On February 1, 2000, the Company contacted each holder of the Series A Preferred Shares and advised them that, with the impending acquisition of JDI, that the Company deemed it to be in the best interest of all, if the holders of the Series A Preferred Stock would convert to Common Stock, in advance of the above timetable. As consideration for the early conversion and waiving the accrued dividend and future dividends, the Company offered on additional share of Common Stock for every ten shares of Common Stock received upon conversion of the Preferred Shares. For example, a holder of 100,000 shares of Preferred Stock would convert into 66,600 shares of Common with a bonus of 6,660 shares of common stock for the early conversion and dividend waiver. At the time that the early conversion offer was made, the closing price of the Company's Common Stock on February 1, 2000 was 3 1/4 and the value, as a class, of the 3% dividend due was approximately $118,000. The bonus to the class of Series A holders was 263,070 shares of Common Stock which, if freely tradeable would be valued at $855,000. Since the stock was not freely tradeable, the Company believes that the value of the bonus shares was closer to $1.00 per share or $263,070 for the entire bonus, as a class.

                  As of February 29, 2000 all holders of the Series A Preferred Shares elected the early conversion and bonus shares in consideration for the early conversion and dividend waiver.

                  (b)      Not applicable.

                  (c) During the three month period ending February 29, 2000, the Company has sold the following securities without registering them under the Securities Act of 1933 (the "Securities Act"):

                           (1) On December 30, 1999, the Company issued 25,000 shares of its Common Stock to counsel for the Company for services rendered. This offering was deemed exempt under the Section 4(2) of Securities Act.

                                    On February 24, 2000, the Company issued
                                    2,500 shares of its Common Stock for
                                    services rendered. This offering was deemed exempt under the Section 4(2) of Securities Act.

                                    On February 29, 2000, the Company issued
                                    1,000 shares of its Common Stock for
                                    services rendered. This offering was deemed exempt under the Section 4(2) of Securities Act.

                                    On February 29, 2000, the Company issued
                                    10,000 shares of its Common Stock for
                                    services rendered. This offering was deemed exempt under the Section 4(2) of Securities Act.

                                    On February 29, 2000, the Company issued
                                    25,000 shares of its Common Stock to counsel for the Company for services rendered. This offering was deemed exempt under the Section 4(2) of Securities Act.

                                    On February 29, 2000, the Company issued
                                    25,000 shares of its Common Stock to counsel for the Company for services rendered. This offering was deemed exempt under the Section 4(2) of Securities Act.

                  The securities were valued at fair market which was determined by the trading value of the company stock on or about the date the agreements were entered into, not the dates of issuance.

                           (2) On February 22, 2000, the Company issued 36,630 shares of Common Stock to a holder of its Preferred Shares in exchange for 50,000 Preferred Shares.

                                    On February 22, 2000, the Company issued
                                    109,890 shares of Common Stock to a holder of its Preferred Shares in exchange for 150,000 Preferred Shares.

                                    On February 22, 2000, the Company issued
                                    54,945 shares of Common Stock to a holder of its Preferred Shares in exchange for 75,000 Preferred Shares.

                                    On February 22, 2000, the Company issued
                                    54,945 shares of Common Stock to a holder of its Preferred Shares in exchange for 75,000 Preferred Shares.

                                    On February 22, 2000, the Company issued
                                    73,260 shares of Common Stock to a holder of its Preferred Shares in exchange for 100,000 Preferred Shares.

                                    On February 22, 2000, the Company issued
                                    109,890 shares of Common Stock to a holder of its Preferred Shares in exchange for 150,000 Preferred Shares.

                                    On February 25, 2000, the Company issued
                                    549,450 shares of Common Stock to a holder of its Preferred Shares in exchange for 750,000 Preferred Shares.

                                    On February 25, 2000, the Company issued
                                    109,890 shares of Common Stock to a holder of its Preferred Shares in exchange for 150,000 Preferred Shares.

                                    On February 25, 2000, the Company issued
                                    36,630 shares of Common Stock to a holder of its Preferred Shares in exchange for 50,000 Preferred Shares.

                                    On February 25, 2000, the Company issued
                                    366,300 shares of Common Stock to a holder of its Preferred Shares in exchange for 500,000 Preferred Shares.

                                    On February 25, 2000, the Company issued
                                    109,890 shares of Common Stock to a holder of its Preferred Shares in exchange for 150,000 Preferred Shares.

                                    On February 25, 2000, the Company issued
                                    36,630 shares of Common Stock to a holder of its Preferred Shares in exchange for 50,000 Preferred Shares.

                                    On February 25, 2000, the Company issued
                                    54,945 shares of Common Stock to a holder of its Preferred Shares in exchange for 75,000 Preferred Shares.

                                    On February 25, 2000, the Company issued
                                    54,945 shares of Common Stock to a holder of its Preferred Shares in exchange for 75,000 Preferred Shares.

                                    On February 29, 2000, the Company issued
                                    915,750 shares of Common Stock to a holder of its Preferred Shares in exchange for 1,250,000 Preferred Shares.

                                    On February 29, 2000, the Company issued
                                    54,945 shares of Common Stock to a holder of its Preferred Shares in exchange for 75,000 Preferred Shares.

                                    On February 29, 2000, the Company issued
                                    54,945 shares of Common Stock to a holder of its Preferred Shares in exchange for 75,000 Preferred Shares.

                                    On February 29, 2000, the Company issued
                                    36,630 shares of Common Stock to a holder of its Preferred Shares in exchange for 50,000 Preferred Shares.

                                    On February 29, 2000, the Company issued
                                    36,630 shares of Common Stock to a holder of its Preferred Shares in exchange for 50,000 Preferred Shares.

                                    On February 29, 2000, the Company issued
                                    36,630 shares of Common Stock to a holder of its Preferred Shares in exchange for 50,000 Preferred Shares.

                  (d)      Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

ITEM 5.           OTHER INFORMATION.

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                      Exhibit 27 - Financial Data Schedule

                  (b) On March 29, 2000 the Company filed a report on Form 8-K reporting the signing of a definitive agreement to acquire 90% of the outstanding stock Jaring Data Interaktif, an Indonesian corporation in exchange for 44,000,000 of the Company's Common Stock.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AcuBid.com, Inc.



April 12, 2000                             /s/   Lawrence Schaffer
                                           -------------------------------------
                                           By: Lawrence Schaffer
                                           Its: Acting Chief Financial Officer



                                           /s/   Lawrence Schaffer
                                           -------------------------------------
                                           By: Lawrence Schaffer
                                           Its: President