Form 10QSB
period 2000-05-31
ASIA WEB HOLDINGS INC
filed 2000-07-14
CIK 1096841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                   FORM 10-QSB


   (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2000
                                                  ------------


                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------    ---------------

                         Commission file number 0-27757
                                                ------------------------



                             Asia Web Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


                Delaware                                  33-0529299
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
              or organization)                         Identification No.)


          1947 Camino Vida Roble, Suite 102, Carlsbad, California 92008
       ------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (760) 804-0023
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                Acubid.com, Inc.
       ------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 52,803,160

Transitional Small Business Disclosure Format (Check one): Yes [ ]      No [X]

                                ACUBID.COM, INC.

                                   FORM 10-QSB

                                Table of Contents
ITEM No.
--------

PART I            FINANCIAL INFORMATION

1.       Financial Statements .................................................1

         Balance Sheet as of May 31, 2000 (unaudited)
                           and August 31, 1999.................................1

         Statements of Operations for the Nine and Three Months Ended
                           May 31, 2000 and May 31, 1999 (Unaudited)...........2

         Statements of Shareholders' Equity  for the Nine Months
                           Ended May 31, 2000 (Unaudited)......................3

         Statements of Cash Flows for the Nine Months Ended
                           May 31, 2000 and May 31, 1999 (Unaudited).........4-5

         Notes to the Financial Statements (Unaudited)......................6-16

2.       Management's Discussion and Analysis or Plan of Operation............17

PART II           OTHER INFORMATION

1.       Legal Proceedings....................................................23

2.       Changes in Securities................................................23

3.       Defaults Upon Senior Securities......................................26

4.       Submission of Matters to a Vote of Security Holders..................26

5.       Other Information....................................................28

6.       Exhibits and Reports on Form 8-K.....................................28

SIGNATURES....................................................................30

PART I            FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS


                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM INC.)

                         CONDENSED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999

                                   (UNAUDITED)


                                       ASIA WEB HOLDINGS, INC.
                                     (FORMERLY ACUBID.COM INC.)

                                      CONDENSED BALANCE SHEETS

                                  MAY 31, 2000 AND AUGUST 31, 1999

                                               ASSETS

                                                                           May 31,             August 31,
                                                                            2000                  1999
                                                                       ---------------      ---------------
                                                                         (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents (Note 1)                                $       161,770      $    4,093,919
     Short-term investments (Note 1)                                         2,390,402                  -
     Inventory (Note 1)                                                        182,389             188,953
     Prepaid expenses and other                                                 69,269              60,000
     Due from affiliates                                                       270,144                  -
                                                                       ---------------      ---------------

              Total current assets                                           3,063,974           4,342,872

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation                                                              179,181             196,487

OTHER ASSETS                                                                    6,053               14,742
                                                                       ---------------      ---------------

              TOTAL ASSETS                                             $    3,249,208       $    4,554,101
                                                                       ===============      ===============


                                LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                                  $        45,415      $      121,602
     Accrued liabilities (Note 1)                                               57,142              88,962
     Due to related parties                                                     13,290              13,290
                                                                       ---------------      ---------------

              Total current liabilities                                        115,847             223,854
                                                                       ---------------      ---------------

OTHER PAYABLE                                                                       -               53,437
                                                                       ---------------      ---------------

COMMITMENTS AND CONTINGENCIES

6% REDEEMABLE CUMULATIVE CONVERTIBLE
     PREFERRED STOCK; par value $.001; 10,000,000
     shares authorized; no shares issued and outstanding
     at May 31, 2000, 3,800,000 Series A shares issued
     and outstanding at August 31, 1999 (Note 4)                                    -            3,800,000
                                                                       ---------------      ---------------

SHAREHOLDERS' EQUITY (Notes 2, 5 and 6)
     Common stock; par value of $0.001 per share;
         50,000,000 shares authorized; 8,803,160 and
         5,738,151 shares issued and outstanding at
         May 31, 2000 and August 31, 1999, respectively                         8,805                5,739
     Additional paid-in capital                                            13,558,943            9,300,786
     Accumulated deficit                                                  (10,434,387)          (8,829,715)
                                                                       ---------------      ---------------

              Total shareholders' equity                                    3,133,361              476,810
                                                                       ---------------      ---------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $    3,249,208       $    4,554,101
                                                                       ===============      ===============


                          See accompanying notes to financial statements.


                                                      ASIA WEB HOLDINGS, INC.
                                                    (FORMERLY ACUBID.COM INC.)

                                                CONDENSED STATEMENTS OF OPERATIONS

                                                FOR THE NINE AND THREE MONTHS ENDED
                                                       MAY 31, 2000 AND 1999

                                                            (UNAUDITED)

                                                                  Nine Months Ended                 Three Months Ended
                                                                       May 31,                            May 31,
                                                          --------------------------------   --------------------------------

                                                               2000              1999             2000              1999
                                                          ---------------  ---------------   ---------------  ---------------
Revenues                                                  $       19,306   $           55    $        1,842   $           25
Cost of revenues (Note 1)                                        137,153           (2,325)           41,324             (796)
                                                          ---------------  ---------------   ---------------  ---------------

         Gross profit (loss)                                    (117,847)           2,380           (39,482)             821
                                                          ---------------  ---------------   ---------------  ---------------

Operating Costs and Expenses
     Selling, general and administrative,
         excluding depreciation, including
         $232,000 in the form of common
         stock issued to employees and
         others for services provided in the
         nine months ended May 31, 2000                        1,530,750        1,049,619           586,518        1,012,727
     Depreciation                                                 67,807              463            22,603               -
                                                          ---------------  ---------------   ---------------  ---------------

         Total operating costs and expenses                    1,598,557        1,050,082           609,171        1,012,727
                                                          ---------------  ---------------   ---------------  ---------------

         Loss from operations                                 (1,716,401)      (1,047,702)         (648,603)      (1,011,906)
                                                          ---------------  ---------------   ---------------  ---------------

Other Income
     Interest and dividend income                                  69,896               -             51,317               -
     Other investment income                                       41,836               -                 -                -
                                                          ---------------  ---------------   ---------------  ---------------

         Total other income                                       111,732               -            51,317                -
                                                          ---------------  ---------------   ---------------  ---------------

         Loss before provision for income taxes
              and extraordinary item                          (1,604,672)      (1,047,702)         (597,286)      (1,011,906)

Provision for income taxes                                             -             (800)                -                -

Extraordinary gain on settlement of debt                               -           72,745                 -           72,745
                                                          ---------------  ---------------   ---------------  ---------------

         Net loss                                             (1,604,672)        (975,757)         (597,286)        (939,161)

Distribution to converting preferred
     shareholders in form of common stock                        788,960                -                 -                -
                                                          ---------------  ---------------   ---------------  ---------------

         Net loss applicable to common
              shareholders                                $   (2,393,632)  $     (975,757)   $     (597,286)  $     (939,161)
                                                          ===============  ===============   ===============  ===============

Net loss applicable to common shares -
     basic and diluted

     Net loss                                             $        (0.34)  $        (0.29)   $        (0.07)  $        (0.19)
                                                          ===============  ===============   ===============  ===============

     Weight average number of common shares                    7,097,389        3,364,679         8,778,157        4,942,953
                                                          ===============  ===============   ===============  ===============

                                         See accompanying notes to financial statements.

                                                           -2-


                                                      ASIA WEB HOLDINGS, INC.
                                                    (FORMERLY ACUBID.COM INC.)

                                           CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                              FOR THE NINE MONTHS ENDED MAY 31, 2000

                                                            (UNAUDITED)


                                                  Common Stock
                                        ---------------------------------       Additional
                                                                                  Paid-In         Accumulated
                                             Shares           Amount              Capital           Deficit            Total
                                        ---------------   ---------------     ---------------   ---------------   ---------------

Balance, September 1, 1999                   5,738,151    $        5,739      $    9,300,786    $   (8,829,715)   $      476,810

Net loss for the period                              -                 -                   -        (1,604,672)       (1,604,672)

Settlement of liabilities by the
     issuance of common stock                   57,739                58              60,879                 -            60,937

Issuance of shares of common
     stock for services                         88,500                89             224,947                 -           225,036

Exercise of stock warrants                      25,000                25              11,225                 -            11,250

Preferred stock dividends                            -                 -             (59,250)                -           (59,250)

Exchange of series A preferred
     shares for common stock                 2,893,770             2,894           4,020,356                 -         4,023,250
                                        ---------------   ---------------     ---------------   ---------------   ---------------

Balance, May 31, 2000
     (Unaudited)                             8,803,160    $        8,805      $   13,558,943    $  (10,434,387)   $    3,133,361
                                        ===============   ===============     ===============   ===============   ===============

                                    See accompanying notes to financial statements.

                                                          -3-


                                            ASIA WEB HOLDINGS, INC.
                                          (FORMERLY ACUBID.COM INC.)

                                      CONDENSED STATEMENTS OF CASH FLOWS

                                FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999

                                                  (UNAUDITED)



                                                                           2000                 1999
                                                                      ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                         $   (2,393,632)     $     (975,757)
                                                                      ---------------     ---------------
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
              Depreciation and amortization                                   67,807               8,051
              Shares issued for services                                       7,500             187,211
              Common shares issued as inducement
                  to preferred shareholders                                  788,960                   -
              Value of common stock and stock operations
                  issued for services                                        225,306             689,700
              Extraordinary gain on settlement of debt                             -             (72,745)
              Debt settlement expense                                              -              56,015
              Changes in assets and liabilities:
                  Inventory                                                    6,564              (1,136)
                  Prepaid expenses and other                                    (580)             (4,930)
                  Accounts payable                                           (76,187)            (35,090)
                  Accrued liabilities                                         (8,090)              7,301
                  Due from (to) related parties                                    -              18,123
                  Other                                                            -              11,540
                                                                      ---------------     ---------------

                  Total adjustments                                        1,011,280             864,040
                                                                      ---------------     ---------------

                  Net cash used in operating activities                   (1,382,352)           (111,717)
                                                                      ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for property and equipment                                     (50,501)             (5,688)
     Increase in short-term investments                                   (2,390,402)                  -
                                                                      ---------------     ---------------

                  Cash used in investing activities                       (2,440,903)             (5,688)
                                                                      ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock in a private placement                                   -             499,500
     Proceeds from issuance of redeemable preferred
         stock in a private placement                                        150,000                   -
     Proceeds from exercise of warrants                                       11,250             495,000
     Increase in due from affiliates                                        (270,144)                  -
                                                                      ---------------     ---------------

                  Cash provided (used) by financing activities              (108,894)            994,500
                                                                      ---------------     ---------------

NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                                          (3,932,149)            877,095

CASH AND CASH EQUIVALENTS - beginning                                      4,093,919               9,871
                                                                      ---------------     ---------------

CASH AND CASH EQUIVALENTS - end                                       $      161,770      $      886,966
                                                                      ===============     ===============

                               See accompanying notes to financial statements.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM INC.)

                       CONDENSED STATEMENTS OF CASH FLOWS

                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999



                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION







                                                              May 31,
                                                     ---------------------------

                                                        2000             1999
                                                     ------------   ------------

Cash paid during the period for:

     Interest                                        $         -    $         -
     Income taxes                                    $         -    $         -




      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES



Common stock issued for settlement of liabilities:

     Common stock                                    $    53,385              -
     Additional paid in capital                      $        52              -
     Long-term liability                             $    53,437              -

Common stock issued in exchange for preferred
     stock and accrued dividends                     $ 4,023,250              -




                See accompanying notes to financial statements.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM INC.)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999

                                   (UNAUDITED)



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF COMPANY'S BUSINESS

       Asia Web Holdings, Inc. (formerly Acubid.Com Inc.) (the "Company") was formed in Canada in 1983. It was subsequently incorporated under the laws of the state of Delaware in September 1993.

       Subsequent to August 31, 1999, management made a determination to substantively discontinue the Company's AcuVision Product Line. In addition, during fiscal 1999, the Company changed its name from International AcuVision Systems, Inc. to Acubid.Com Inc. and expanded its business objective to include the development of a premier website to facilitate the buying and selling of high-end collectibles. The Company has accumulated an inventory of rare and hard to find items, which it has been auctioning to the public over its website. In addition, the Company has developed and implemented the technological requirements needed to act as a broker to provide a venue for sellers and dealers to display their collectibles to potential purchasers throughout the world via the AcuBid.Com website.

       BUSINESS COMBINATION

       On March 13, 2000 and as amended on March 24, 2000, the Company entered into a Stock Purchase Agreement with Adisatrya Surya Sulisto ("Seller" or "Sulisto"), owner of at least 90% of the issued and outstanding shares of Jaring Data Interaktif, ("JDI") wherein and whereby, the Company, through its wholly owned subsidiary, Acubid Acquisition Corp., was to purchase 90% of the issued and outstanding shares of JDI in exchange for 44,000,000 shares of the Registrant's Common Stock.

       The Agreement also provided that Seller contemplated entering into an arrangement with the Selim K. Zilkha Trust ("Zilkha" or the "Trust") wherein the Trust would purchase 5,000,000 shares of Registrant's Common Stock in exchange for a $10,000,000 capital infusion in the Registrant. It was contemplated that this Private Placement would close simultaneously with the closing under the Agreement and after the Company receives appropriate investment representations from Zilkha.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM INC.)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999

                                   (UNAUDITED)



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       BUSINESS COMBINATION (CONTINUED)

       Pursuant to a Sale and Purchase Agreement dated June 12, 2000, between Adisatrya Suryo Sulisto and Alanberg Pte. Ltd., a Singapore corporation, ("Alanberg" or "Seller"), Alanberg assumed all of the duties, rights and obligations of Sulisto under the Amended and Restated Stock Purchase Agreement.

       By June 19, 2000, all required Indonesian regulatory approval and all conditions precedent had been fulfilled and the transaction closed on that date. At the closing, the Company delivered to Alanberg certificates representing 44,000,000 shares of the Registrant's Common Stock in exchange for 180,000,000 shares or 90% of the issued and outstanding shares of JDI's stock. No other consideration was paid for 90% of the issued and outstanding shares of JDI stock.

       BASIS OF PRESENTATION

       In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the condensed financial statements) necessary to present fairly its financial position as of May 31, 2000 and the results of its operations for the three and nine months ended May 31, 2000 and 1999. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the financial statement and footnotes included in the Company's annual report on Form 10-KSB for the year ended August 31, 1999. The results of operations for the three and nine months ended May 31, 2000 are not necessarily indicative of the results to be expected for the full year.

       REVENUE RECOGNITION

       Revenues derived from placement fees charged for the listing of items on the Company's on-line auction site are recognized at the time an item is listed, while those related to success fees are recognized at the time the auction is successfully concluded.

       PRODUCT DEVELOPMENT COSTS

       Product development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's website. Product development costs are expensed as incurred.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less. The Company has no requirements for compensating balances. At May 31, 2000, cash balances in excess of federally insured limits amounted to approximately $75,000.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM INC.)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999

                                   (UNAUDITED)



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       MARKETABLE SECURITIES

       Approximately $2,300,000 is maintained in a liquid asset management account which invests primarily in investment grade short-term commercial paper, corporate bonds and taxable auction rate notes.

       The Company accounts for its marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
       115). The Company has classified all investment securities as trading securities which are measured at fair value in the financial statements with unrealized gains and losses included in results of operations. Net unrealized holding gains of approximately $47,363 have been included in results of operations for the nine months ended May 31, 2000. All investment securities have a maturity date which is less than one year from May 31, 2000.

       INVENTORY

       Inventory, consisting of sports memorabilia and other collectibles is stated at the lower of cost or market. Inventory cost is determined by using the first-in, first-out method. Substantially all inventory consists of goods held for sale. The Company's management monitors inventory for slow moving items and makes necessary valuation adjustments when required. During the nine and three months ended May 31, 2000, the Company recorded valuation adjustments of approximately $123,000 with respect to such items.

       PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected lives, which range from three to five years. Expenditures for normal maintenance and repairs are charged to operations. Renewals and betterments that materially extend the life of the assets are capitalized.

       IMPAIRMENT OF LONG-LIVED ASSETS

       The Company evaluates its long-lived assets for potential impairment whenever circum-stances indicate that the carrying amount of an asset is not recoverable. The estimated undiscounted cash flows associated with the assets are compared to the carrying amounts to determine if a write-down to fair value is required. The Company has determined that there was no such impairment present at May 31, 2000.

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

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM INC.)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999

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

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM INC.)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999

                                   (UNAUDITED)



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       COMMON SHARES AND PER SHARE AMOUNTS

       In March 1999, the Company effected a one-for-two reverse stock split. All common shares and per share amounts have been adjusted to give effect to that stock split.

       LOSS PER COMMON SHARE

       The Company adopted the Financial Accounting Standards Board SFAS No. 128, EARNINGS PER SHARE. This pronouncement replaced the previously reported primary and fully dilutive earnings per share with basic and diluted earnings per share. Loss per common share has been calculated in accordance with the requirements of this statement for the nine and three month periods May 31, 2000 and 1999.

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

2.     SALE OF PREFERRED STOCK IN JUNE 2000

       The Company's Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock, $0.001 par value. The Company's Board of Directors has authority, without action by the shareholders, to issue all or any portion of the authorized but unissued preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series. On June 20, 2000 the Company filed the Certificate of Designations of the Series B Preferred with the Delaware Secretary of State. The preferred shares have a stated value of $10.00 per share, rank senior to all other securities of the Registrant, including common shares and later authorized classes, have a liquidation preference, and are convertible, at any time into five common shares for each preferred share. The preferred shares also contain an economic anti-dilution provision in the event that the Registrant sells common stock at a more advantageous price than two dollars per share within ten years of the issuance of the preferred shares.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM INC.)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999

                                   (UNAUDITED)



2.     SALE OF PREFERRED STOCK IN JUNE 2000 (CONTINUED)

       On June 20, 2000, the Company and Alanberg entered into Amendment No. 1 to the Amended and Restated Stock Purchase Agreement ("Amendment No. 1") which amended the provisions of Article III of the Agreement. Amendment No. 1 provided that Seller was to arrange for Zilkha to purchase 1,000,000 shares of Registrants Series B Preferred Stock (convertible into 5,000,000 common shares) at $10.00 per share (the "Preferred Shares"). Amendment No. 1 also provided for Zilkha to receive a warrant to purchase an additional 5,000,000 shares of common stock exercisable at $2.00 per share for the first three years after the closing of the transaction and $4.00 per share for an additional two years thereafter. Additionally, Zilkha received a second warrant to purchase an additional 2,000,000 shares of common stock exercisable at $5.00 per share for five years after the closing of the transaction.

       On June 23, 2000, the Company closed the private placement transaction with Zilkha, issuing 1,000,000 shares of Series B Preferred Stock and the two warrants described above, in exchange for $10,000,000.

3.     OTHER AGREEMENTS

       An agreement between William Millard and the Company was entered into on June 14, 2000. In return for his serving as a Director of Asia Web Holdings, Inc. for the next five years, Mr. Millard was granted options to purchase 500,000 shares of common stock. These options are non-qualified options and vest at a rate of 100,000 per year, the first vesting commenced immediately with the signing of the agreement. The exercise price for the options is $2.00 per share.

       A services agreement between Tjahjono Soerjodibroto and Asia Web Holding, Inc. was entered into on June 28, 2000. The services agreement, granted Mr. Soerjodibroto options to purchase 150,000 shares of common stock. These options are non-qualified options and vest at a rate of 30,000 per year, the first vesting commencing at the end of the first year of service. The exercise price for the options is $2.00 per share.

       An employment agreement between Michael Schaffer and the Comapny was entered into on June 1, 2000. In the employment agreement, Mr. Schaffer was granted options to purchase 500,000 shares of common stock. Of those 500,000 options, 300,000 are non-qualified options and subject to the terms of a Stock Option Agreement also executed on June 1, 2000. The remaining 200,000 options are incentive equity options and subject to the terms of the Company's Incentive Equity Plan. The non-qualified options vest at a rate of 150,000 per year, the first vesting commenced immediately with the signing of the employment agreement. The exercise price for the non-qualified options is $2.50 per share. The incentive equity options vest at a rate of 40,000 per year, the first vesting commenced immediately with the signing of the employment agreement. The exercise price for the incentive equity options is $2.50 per share.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM INC.)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999

                                   (UNAUDITED)



3.     OTHER AGREEMENTS (CONTINUED)

       An employment agreement between Waddy Stephenson and the Company was entered into on June 1, 2000. In the employment agreement, Mr. Stephenson was granted options to purchase 100,000 shares of common stock. These options are incentive equity options, subject to the terms of the Company's Incentive Equity Plan, and vest at a rate of 40,000 per year, the first vesting commenced immediately with the signing of the employment agreement. The exercise price for the options is $2.50 per share.

       An agreement between Terry Giles and the Company was entered into on June 14, 2000. In return for his serving as a Director of Asia Web Holdings, Inc. for the next five years, Mr. Giles was granted options to purchase 500,000 shares of common stock. These options are non-qualified options and vest at a rate of 100,000 per year, the first vesting commenced immediately with the signing of the agreement. The exercise price for the options is $2.00 per share.

4.     Private Placement of 6% Cumulative Convertible Redeemable
       Preferred Stock

       In July 1999, the Company initiated a private placement to sell 400 units at $10,000 per unit. Each unit consisted of 10,000 shares of 6% cumulative convertible preferred stock and warrants to purchase 5,000 shares of the Company's common stock. Dividends are payable semi-annually. Each preferred share was convertible into .666 common shares in the first year, .4 shares in the second year, and .285 shares thereafter. No preferred shares could utilize the conversion feature until six months after the offering had been concluded. The warrants to purchase common shares are exercisable at $2.00 per share in the first year and $3.00 per share thereafter. The warrants expire five years from the date of issue. The Company raised approximately $3,950,000 from this offering, of which $3,800,000 had been subscribed and received as of August 31, 1999 and $150,000 was received during the nine months ended May 31, 2000. Pursuant to the terms of the preferred stock, the Company was not permitted to declare or pay any dividends on its common stock unless all preferred dividends due have been paid.

       In January 2000, the Company commenced an exchange offer with its preferred share-holders. Pursuant thereto, the Company agreed to exchange each outstanding preferred share for common stock in the ratio set forth in the preferred stock purchase agreement, .666 common shares for each outstanding preferred share. Additionally, as an incentive to the preferred shareholders, the Company agreed to issue additional common share for every 10 common shares issued in the exchange.

       As of May 31, 2000, all 3,950,000 of these preferred shares were exchanged, which resulted in the issuance of 2,893,770 common shares. The number of shares issued as "incentive" shares amounted to 263,070. For accounting purposes, these shares have been recorded as a distribution to the preferred shareholders (net of accrual dividends due the preferred shareholders which were cancelled in connection with exchange offer).

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM INC.)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999

                                   (UNAUDITED)



5.     STOCKHOLDERS' EQUITY

       COMMON SHARES ISSUED FOR SERVICES AND SETTLEMENT OF DEBT

       During the nine months ended May 31, 2000, the Company issued 88,500 shares of its common stock for services provided to the Company. The shares were valued at the market value of the Company's common stock on the date that they were issued.

       In October 1999, the Company agreed to issue a total of 57,739 shares of its common stock to a consultant as settlement of an amount due.

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

       The following summarizes information about warrants granted and outstanding at May 31, 2000 and 1999, and changes during the each of the related nine month periods.

                                                                Nine Months Ended
                                                                      May 31,
                                        ------------------------------------------------------------------
                                                      2000                              1999
                                        --------------------------------  --------------------------------
                                                             Weighted                          Weighted
                                                             Average                           Average
                                                             Exercise                          Exercise
                                            Warrants          Price           Warrants          Price
                                        ---------------  ---------------  ---------------  ---------------
       Outstanding,
           beginning of period               1,935,000   $         1.97          100,000   $         1.18
                Granted                         75,000             2.00           87,500             0.56
                Exercised                            -                -                -                -
                Cancelled/expired              (35,000)               -                -                -
                                        ---------------  ---------------  ---------------  ---------------

       Outstanding, end of period            1,975,000   $         2.00          187,500   $         0.89
                                        ===============  ===============  ===============  ===============

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM INC.)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999

                                   (UNAUDITED)



6.     STOCK OPTIONS AND INCENTIVE EQUITY PLANS

       STOCK OPTIONS

       The Company granted options to purchase shares of its common stock as indicated below. The options were fully vested on the dates of grant.

       During 1999, the Company granted options to certain employees, directors and consultants to purchase 735,000 shares of common stock at exercise prices ranging from $.45 to $2.50 per share. The options expire between two and three years from the time of the grant. As of August 31, 1999, 100,000 options had been exercised. No options were exercised during the nine months ended May 31, 2000.

       The following summarizes information about stock options granted and outstanding at May 31, 2000 and 1999, and changes during each of the related nine month periods.

                                                                Nine Months Ended
                                                                      May 31,
                                        ------------------------------------------------------------------
                                                      2000                              1999
                                        --------------------------------  --------------------------------
                                                             Weighted                          Weighted
                                                             Average                           Average
                                                             Exercise                          Exercise
                                             Options          Price            Options          Price
                                        ---------------  ---------------  ---------------  ---------------
       Outstanding,
           beginning of period                 635,000   $          .75                -   $            -
                Granted                         50,000             1.44                -                -
                Exercised                      (25,000)             .50                -                -
                Cancelled/expired              (90,000)            2.51                -                -
                                        ---------------  ---------------  ---------------  ---------------

       Outstanding, end of period              570,000   $         0.55                -   $            -
                                        ===============  ===============  ===============  ===============

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

       Subject to adjustment as provided in the Incentive Plan, the number of shares of common stock that may be issued or transferred, plus the amount of shares of common stock covered by outstanding awards granted under the Incentive plan, shall not in the aggregate exceed 1,500,000 shares. The number of Performance Units granted under the Incentive plan shall not in the aggregate exceed 100,000. The number of shares of common stock granted under the Incentive Plan to any individual in any calendar year shall not in the aggregate exceed 100,000. As of May 31, 2000, no options have been granted pursuant to the incentive equity plans.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM INC.)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999

                                   (UNAUDITED)



6.     STOCK OPTIONS AND INCENTIVE EQUITY PLANS (CONTINUED)

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

       A free-standing Appreciation Right must have a base price that is at least equal to the fair market value of a share of common stock on the date of grant, must specify certain other criteria that are necessary before the Appreciation Right becomes exercisable and may not be exercised more than 10 years from the date of grant.

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

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM INC.)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 FOR THE NINE MONTHS ENDED MAY 31, 2000 AND 1999

                                   (UNAUDITED)



6.     STOCK OPTIONS AND INCENTIVE EQUITY PLANS (CONTINUED)

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

Plan of Operation: Overview

During the quarter ending May 31, 2000, the Company remained an online auction house and received shareholder approval during the quarter to acquire PT Jaring Data Interaktif ("JDI"), an Indonesian Internet Service and Content Provider. This acquisition, completed on June 19, 2000, marked a significant change in the Company's direction. Prior to the acquisition, the Company's focus had been on expanding its market share of the Internet auction business, directly competing with eBay, Yahoo, and Amazon.com. Although the Company still plans to continue its auction site after the acquisition, its business model has changed so that its revenue is not completely dependant on its ability to compete with the large auction sites. The current model of the Company can be summarized as follows:

(a) To enter into emerging Internet markets through acquisitions and strategic alliances with Internet corporations from those markets that focus on Internet subscriptions and/or content development. It is expected that the acquisitions themselves will be profitable, or stand a strong probability of becoming profitable, through some combination of Internet subscriber premium service, web hosting fees, and web development fees, as well as through advertising revenue. These acquisitions and strategic alliances are collectively referred to as "partners."

(b) To provide managerial and technical support to its partners increasing their ability to compete in regional and international markets.

(c) To utilize these new markets to increase the traffic to the Company's online auction site as well as other developed e-commerce and information sites.

(d) To utilize the technical staff maintained by its partners to provide cost effective Internet solutions to businesses worldwide.

It is believed that through a combination of the above services that the Company can become profitable.


PT JARING DATA INTERAKTIF

                   On January 24, 2000, the Company entered into a Memorandum of Understanding with JDI an Indonesian corporation, to acquire 90% of JDI in exchange for up to 44 million shares of the Company's Common Stock. Subsequently, a formal Stock Purchase Agreement was signed on March 13, 2000 and amended on March 24, 2000. Shareholder approval of the acquisition was obtained at the annual shareholder meeting held on May 22, 2000 and the acquisition was completed on June 19, 2000.

                   The Amended and Restated Stock Purchase Agreement signed on March 24, 2000 was amended once again on June 20, 2000 changing some and clarifying other terms of a private placement that was contemplated in the earlier agreement. The private placement of 1,000,000 shares of Series B Preferred Stock at $10.00 per share ($10,000,000) (the "Private Placement") was complete on June 23, 2000.

                   JDI, together with its subsidiary PT Media Lintas Antarbuana, operates as an Indonesian Internet Service and Content Provider that aims to be a leader in the Internet industry throughout Indonesia and ultimately Southeast Asia, providing users and customers a comprehensive suite of services including quality Internet access, multimedia content production and deployment, website design and development, e-commerce solutions, as well as Internet hosting and server co-location.

                   Although the acquisition of JDI was not completed until after the end of the quarter, since the completing acquisition was the most significant task of the quarter, a short summary of its operations during the quarter is provided.

                   Between February 2000 and June 2000, JDI signed up approximately 8000 dial-up Internet subscribers. Beginning in August 2000, JDI plans to charge these subscribers approximately $10.00 per month. JDI is presently developing a plan to offer wireless broadband Internet access in addition to this traditional dial-up access.

                   During the quarter, JDI continued the development of an Indonesian Internet portal. This portal provides JDI subscribers a wide range of information and Internet services, including: web based email, message boards, online facsimiles, news and other information sources (e.g., health, lifestyle, finance, government and social issues, horoscopes). Additional services, such as chat rooms, customization, web hosting, web-based file storage, and search engines are also being developed. Additionally, JDI has been developing and hosting web sites for several other Indonesian businesses.

                   After the completion of the JDI acquisition and the Private Placement, the Company is now poised to develop and expand the business of JDI. The proceeds from the Private Placement are specifically earmarked for that purpose. The Company, along with its subsidiary JDI, is presently developing a business plan for JDI to determine the best course of action in expanding its business. Although the details of this business plan are not yet final, they focus on the following issues:

(a) Expansion of JDI's Internet access services to include wider access of services within Indonesia and also to include a better class of services through wireless broadband.

(b)     To expand the wide range of content available on the Internet portal.

(c)     To market the Internet services provided by JDI.


ONLINE AUCTION HOUSE AND OTHER E-COMMERCE SOLUTIONS

                   The Company's online auction house competes for a share of the online auction business dominated presently by eBay, Amazon.com and Yahoo. To date, the Company's revenues have been derived from listing fees, commissions received from the sale of items on its site and sales of items for its own account. None of these revenues have been significant.

                   Ultimately, for the Company's Consumer-to-Consumer online auction house to be successful, the Company would have to generate enough traffic to its site to convince potential sellers that hosting their auction on the Company's auction site would bring in the best price for the item being auctioned. This provides a significant barrier for new online auction houses to compete with eBay, the largest of the online auction houses. Amazon.com and Yahoo have had some success because those sites had an existing consumer base that could be directed to the online auction house section of the site.

                   In this quarter, the Company has neither made attempt to expand its auction site nor any attempt to increase the traffic to its auction site. Instead the Company has been focusing its efforts into completing the acquisition of JDI and the concomitant change in business direction into what the Company believes to be a more profitable direction. With the completion of that transaction, the Company plans to explore different avenues that could transition its auction site into a profitable endeavor. Any such transition would involve advantages (e.g., advertising, web site development, web site linking) that could be derived from its newly acquired partners. It should be noted that any expansion to the Company's own web site will remain secondary to the development of JDI for the next six months.

                   In relation to the Company's own web site, the Company has incurred no research and development costs in the three months ending May 31, 2000 with the exception of salaries for a technical staff of two. In addition to maintaining the web site, the technical staff also spent time in Indonesia supporting JDI. Additionally, an outside consultant was hired for a month to provide technical support to JDI. The Company does not expect that the technical staff required to support its web site will change over the next twelve months, but it is expected that additional research and development costs related to technical support provided to JDI will be incurred. The level of effort expected for this additional support is a possible increase in the Company's technical staff by one or two persons.

                   To support its own web site, the company will require no additional equipment to meet user demand at foreseeable levels of operation. At some point, additional servers and equipment will be required.

                   At present levels of operation, management does not believe that the number of key employees working directly for the Company will change significantly within the next twelve months.

RESULTS OF OPERATIONS

                   Results of Operations- for the Nine and Three Months Ended
                   ----------------------------------------------------------
May 31, 2000 Compared to the Nine and Three Months Ended May 31, 1999:
----------------------------------------------------------------------



                   Revenues
                   --------


                   Auctions were commenced in August of 1999 and in the three and the nine months ended May 31, 2000, $1,842 and $19,306, respectively, of revenue was derived from these operations. There were no significant revenues in the Three and Nine Month Period ended February 28, 1999. The Company expects that no significant changes the Company's online auction house nor its revenues from that site will occur in the next quarter. The Company plans to maintain the online auction house at its present level until it determines how the site fits within its new business direction.

                   Operating Costs and Expenses:

                     Selling General and Administrative, Excluding Depreciation-

                   Selling, general and administrative costs and expenses, excluding depreciation were $573,196 and $1,530,750, respectively, in the three months and nine months ended May 31, 2000 compared to $1,012,727 and $1,049,619, respectively in the three and nine months ended May 31, 1999. Thus, selling, general, and administration costs decreased by $439,531 and increased by

$490,131 for the three months and nine months ended May 31,2000 as compared to the three and nine months ended May 31, 1999, respectively. The primary factors related to the higher costs were costs associated with the technical development of the Company's Web site, increased salaries, rent for larger facilities, increased marketing and increases in all other administrative costs, such as phone, postage, mail and other items, including the items discussed below.

                  Common Stock issued and Stock Options Granted as Compensation,
                       Included in Selling, General and Administrative Expenses.

                   Common Stock and Stock Options were granted to officers, directors, and consultants in the three and nine months ended May 31, 2000 and 1999. The Company accounted for options granted in accordance with SFAS No. 123 and APB No. 25, as appropriate. Charges related to the stock issuances and options granted were nil and $232,000 during the three and nine months ended May 31, 2000 and $877,000 during the three and nine months ended May 31, 1999..

                   Depreciation Expense-

                   Depreciation expense was $ 22,603 and $67,807 in the three and nine months ended May 31, 2000, respectively, as compared to the three and nine months ended May 31, 1999. Accordingly, depreciation expense increased by $67,344 and $22,609 during the nine and three month periods ended May 31, 2000 as compared to the relevant 1999 periods. The increases are as a result of depreciation related to the Company's acquisition of equipment related to the development of its web site.

                   Investment Income-

                   Investment income the three and nine months ended May 31, 2000 in the amount of $51,317 and $111,732 was derived from interest earned on bank deposits and earnings on short term investments. Such amounts for the comparable 1999 period were nil. The Company derived most of the investment income in 2000 due to its investment in high yield funds.

                   LIQUIDITY AND CAPITAL RESOURCES: Prior to May 31, 2000, the Company had raised $5,025,471 since the change in business direction in February 1999. The Company's balance sheet at May 31, 2000 reflects cash of approximately $161,670, marketable securities of approximately $2,390,402 and other current receivables from related parties in the amount of $270,144.

                   Cash on the balance sheet declined by approximately $3,932,000 during the nine months ended May 31, 2000 due, in part, to redeployment into short term investments. Cash used in operating activities amounted to approximately $1,369,000 during this period. Cash was used to fund the Company's net loss for the period, partially offset by operating charges not requiring the use of cash, including charges related to the issuance of shares of common stock for services received and depreciation. Increasing the use of cash in the period were reductions in accounts payable and accrued expenses, offset partially by decreases in inventory and prepaid expenses.

                   Financing activities utilized $109,000 during the nine months ended May 31, 2000 as the Company completed and received the final proceeds related to the issuance of its Series A preferred stock in September 1999, offset by advances to our new subsidiary.

                   Investing activities used $2,441,000 as the Company sought to increase the investment yield of its excess funds by investing such amounts in higher yielding bond funds.

                   Without regard to the JDI acquisition, discussed above, and only as to the Company as it is presently operating, at current operating rates the Company believes that it can satisfy its cash requirements over the next twelve months without the use of the $10,000,000 raised in the Private Placement. However, the Company's longer term capital requirements beyond the next 12 months will depend on many factors, including, but not limited to, the rate of market acceptance of the Company's services, the Company's ability to develop, maintain and expand its user base, the level of resources required to expand the Company's business model and other factors, some of which may be beyond the Company's control.

                   With respect to the JDI acquisition, the Company raised $10,000,000 through the Private Placement, to fund the operation and expansion of JDI's business. The Company is presently evaluating JDI's operations and expansion plans to determine the best use of the proceeds from the Private Placement and to determine JDI's capital requirements over the next 12 months.

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

PART II

ITEM 1.            LEGAL PROCEEDINGS.

                   As of the date of this filing, there are no material legal proceedings pending, other than the matter of KURT BEVAQUA VS. ACUBID.COM, INC., San Diego Superior Court Case No. 744718, previously reported in the Company's report on Form 10-Q file April 13, 2000.


ITEM 2.            CHANGES IN SECURITIES.


                   (a)     Not Applicable.

                   (b) The Company's Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock, $0.001 par value. The Company's Board of Directors has authority, without action by the shareholders, to issue all or any portion of the authorized but unissued preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series. On June 20, 2000, Registrant filed the Certificate of Designations of the Series B Preferred with the Delaware Secretary of State. The Preferred Shares have a Stated Value of $10.00 per share, rank senior to all other securities of the Registrant, including common shares and later authorized classes, have a liquidation preference, and are convertible, at any time into five common shares for each preferred share. The Preferred Shares also contain an Economic Anti-Dilution provision in the event that the Registrant sells Common Stock at a more advantageous price than Two Dollars per share within ten years of the issuance of the Preferred Shares.

                   On June 23, 2000, the Company closed the Private Placement transaction with the Selim Zilkha Trust in exchange for $10,000,000, issuing 1,000,000 shares of Series B Preferred Stock and the two warrants to purchase an additional 7,000,000 shares of common stock above for a minimum of an additional $20,000,000.

                  (c) During the three month period ending May 31, 2000, the Company has sold the following securities without registering them under the Securities Act of 1933 (the "Securities Act"):

                           None (1)

(1) The following transactions occurred after the close of the three month period ending May 31, 2000 and are being reported as subsequent events:

                   On March 13, 2000, the Registrant entered into a Stock Purchase Agreement with Adisatrya Surya Sulisto ("Seller" or "Sulisto"), owner of at least 90% of the issued and outstanding shares of Jaring Data Interaktif, ("JDI") wherein and whereby, the Registrant, through its wholly owned subsidiary, Acubid Acquisition Corp., was to purchase 90% of the issued and outstanding shares of JDI in exchange for 44,000,000 shares of the Registrant's Common Stock. The Stock Purchase Agreement also contemplated that an additional 5,000,000 shares of the Registrant's common stock would be issued to the Seller in the event that the Seller raised an additional $10,000,000 in capital for the Registrant.

                   On March 24, 2000, Registrant entered into an Amended and Restated Stock Purchase Agreement (the "Agreement") which replaced the Stock Purchase Agreement executed March 13, 2000. This Agreement did not differ significantly from the March 13, 2000 Stock Purchase Agreement and essentially clarified certain terms of the original agreement and expanded the representations and warranties made by the Registrant and Seller. Again, in this Agreement, the Registrant, through its wholly owned subsidiary, Acubid Acquisition Corp., was to purchase 90% of the issued and outstanding shares of JDI from Seller in exchange for 44,000,000 shares of the Registrant's common stock.

                   The Agreement also provided that Seller contemplated entering into an arrangement with the Selim K. Zilkha Trust ("Zilkha" or the "Trust") wherein the Trust would purchase 5,000,000 shares of Registrant's Common Stock in exchange for a $10,000,000 capital infusion in the Registrant. It was contemplated that this Private Placement would close simultaneously with the closing under the Agreement and after Registrant receives appropriate investment representations from Zilkha.

                   Pursuant to a Sale and Purchase Agreement dated June 12, 2000, between Adisatrya Suryo Sulisto and Alanberg Pte. Ltd., a Singapore corporation, ("Alanberg" or "Seller"), Alanberg assumed all of the duties, rights and obligations of Sulisto under the Amended and Restated Stock Purchase Agreement.

                   By June 19, 2000, all required Indonesian regulatory approval and all conditions precedent had been fulfilled and the Transaction closed on that date. At the closing, Registrant delivered to Alanberg certificates representing 44,000,000 shares of the Registrant's Common Stock in exchange for 180,000,000 shares or 90% of the issued and outstanding shares of JDI's stock. No other consideration was paid for 90% of the issued and outstanding shares of JDI stock.

                   On June 20, 2000, Registrant and Alanberg entered into Amendment No. 1 to the Amended and Restated Stock Purchase Agreement ("Amendment No. 1") amended the provisions of Article III of the Agreement. Amendment No. 1 provided that Seller was to arrange for Zilkha to purchase 1,000,000 shares of Registrants Series B Preferred Stock (convertible into 5,000,000 common shares) at $10.00 per share (the "Preferred Shares"). Amendment No. 1 also provided that

Zilkha was to receive a Warrant to purchase an additional 5,000,000 shares of Common Stock exercisable at $2.00 per share for the first three years after the closing of the Transaction and $4.00 per share for an additional two years thereafter. Additionally, Zilkha was to receive a second warrant to purchase an additional 2,000,000 shares of Common Stock exercisable at $5.00 per share for five years after the closing of the Transaction.

                   On June 23, 2000, the Company closed the Private Placement transaction with Zilkha, issuing 1,000,000 shares of Series B Preferred Stock and the two warrants described above, in exchange for $10,000,000.

                   An employment agreement between Michael Schaffer and the Registrant was entered into on June 1, 2000. In the employment agreement, Mr. Schaffer was granted options to purchase 500,000 shares of common stock. Of those 500,000 options, 300,000 are non-qualified options and subject to the terms of a Stock Option Agreement also executed on June 1, 2000. The remaining 200,000 options are incentive equity options and subject to the terms of the Company's Incentive Equity Plan. The non-qualified options vest at a rate of 150,000 per year, the first vesting commenced immediately with the signing of the employment agreement. The exercise price for the non-qualified options is $2.50 per share. The incentive equity options vest at a rate of 40,000 per year, the first vesting commenced immediately with the signing of the employment agreement. The exercise price for the incentive equity options is $2.50 per share.

                   An employment agreement between Waddy Stephenson and the Registrant was entered into on June 1, 2000. In the employment agreement, Mr. Stephenson was granted options to purchase 100,000 shares of common stock. These options are incentive equity options, subject to the terms of the Company's Incentive Equity Plan, and vest at a rate of 40,000 per year, the first vesting commenced immediately with the signing of the employment agreement. The exercise price for the options is $2.50 per share.

                   An agreement between Terry Giles and the Registrant was entered into on June 14, 2000. In return for his serving as a Director of Asia Web Holdings, Inc. for the next five years, Mr. Giles was granted options to purchase 500,000 shares of common stock. These options are non-qualified options and vest at a rate of 100,000 per year, the first vesting commenced immediately with the signing of the agreement. The exercise price for the options is $2.00 per share.

                   An agreement between William Millard and the Registrant was entered into on June 14, 2000. In return for his serving as a Director of Asia Web Holdings, Inc. for the next five years, Mr. Millard was granted options to purchase 500,000 shares of common stock. These options are non-qualified options and vest at a rate of 100,000 per year, the first vesting commenced immediately with the signing of the agreement. The exercise price for the options is $2.00 per share.

                   A services agreement between Tjahjono Soerjodibroto and Asia Web Holdings, Inc. was entered into on June 28, 2000. The services agreement, granted Mr. Soerjodibroto options to purchase 150,000 shares of common stock. These options are non-qualified options and vest at a rate of 30,000 per year, the first vesting commencing at the end of the first year of service. The exercise price for the options is $2.00 per share.

                   The securities discussed in this section were valued at fair market which was determined by the trading value of the company stock on or about the date the agreements were entered into, not the dates of issuance. The securities discussed in this section were deemed exempt pursuant to Section 4(2) of the Securities Act of 1933.

                   (d)     Not applicable.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

                   Not applicable.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                   (a) The Annual Meeting of Stockholders was held on May 22, 2000.

                   (b)     The following directors were elected at the meeting:
                           Michael Schaffer; Waddy Stephenson; Tjahjono
                           Soerjodibroto; William Millard; Terry Giles; Raj Singam; Gordon Holterman; and, Bosko Djordjevic. With the exception of Michael Schaffer and Waddy Stephenson who were continuing as directors, the election of all other directors was contingent on the closing of the transaction described in (c)(1) below. Until that transaction closed on June 19, 2000, Lawrence Schaffer continued as a member of the Board of Directors.

                   (c)     The following matters were voted on at the meeting:


                           (1) Approval and adoption of the Amended and Restated Stock Purchase Agreement, dated as of March 24, 1999 (the "Agreement"), by and among Acubid, Acubid Acquisition Corporation ("Acquisition Corp."), PT Jaring Data Interaktif ("JDI") and Adisatrya Suryo Sulisto ("Sulisto") or his assignee pursuant to which Acubid, through Acquisition Corp., would purchase 90% of the issued and outstanding shares of JDI from Sulisto in exchange for 44,000,000 shares of Acubid common stock, par value $.001 per share (the "Common Stock")This agreement also contemplated that at the time of the Acquisition, Selim K. Zilkha Trust ("Zilkha") who had indicated an interest in acquiring shares of the Registrant if the

                                    Acquisition is completed, would purchase
                                    5,000,000 shares of Common Stock at $2.00 per share for an aggregate purchase price of $10,000,000.

VOTES CAST:
         FOR               AGAINST            ABSTAIN           BROKER NON-VOTES
         ---               -------            -------           ----------------

         5,186,741         4,450              4,110             2,657,328
         66.1%    *        0.1%    *          0.1%    *         33.8%    *


                           (2)      Approval and adoption of amendments to the
                                    Company's Certificate of Incorporation to
                                    increase the number of authorized shares of
                                    Common Stock from 50,000,000 to 100,000,000
                                    shares and change the name of the Company to
                                    Asia Web Holdings, Inc.;
VOTES CAST:
         FOR               AGAINST            ABSTAIN           BROKER NON-VOTES
         ---               -------            -------           ----------------
         7,838,769         9,160              4,700             None
         99.8%    *        0.1%     *         0.05%    *        0.0%    *


                           (3) The election of the Michael Schaffer; Waddy Stephenson; Tjahjono Soerjodibroto; William Millard; Terry Giles; Raj Singam; Gordon Holterman; and, Bosko Djordjevic to the Board of Director for a term of one year and effective upon Closing;

VOTES CAST:
NOMINEE                    FOR(%) *                WITHHELD(%)*       BROKER NON-VOTES(%)*
-------                    --------                ------------       --------------------

Michael Schaffer           7,848,149 (99.9%)       950 (0.0%)         0 (0.0%)
Waddy Stephenson           7,848,149 (99.9%)        50 (0.0%)         0 (0.0%)
Gordon C. Holterman        7,848,149 (99.9%)        50 (0.0%)         0 (0.0%)
Terry Giles                7,848,149 (99.9%)        50 (0.0%)         0 (0.0%)
Raj Singam                 7,848,149 (99.9%)        50 (0.0%)         0 (0.0%)
Tjahjono Soerjodibroto     7,848,149 (99.9%)       100 (0.0%)         0 (0.0%)
Bosko Djordjevic           7,848,149 (99.9%)        50 (0.0%)         0 (0.0%)

William H. Millard         7,848,149 (99.9%)        50 (0.0%)         0 (0.0%)

                           (4) Approval and adoption of the 1999 Incentive Equity Plan;

VOTES CAST:
         FOR               AGAINST            ABSTAIN           BROKER NON-VOTES
         ---               -------            -------           ----------------
         5,135,524         25,927             33,840            2,657,328
         65.4%    *        0.3%    *          0.4%    *         33.8%    *

                           (5) Approval and adoption of the 1999 Stock Option Plan for Non-Employee Directors;

VOTES CAST:
         FOR               AGAINST            ABSTAIN           BROKER NON-VOTES
         ---               -------            -------           ----------------
         5,132,204         27,407             35,690            2,657,328
         65.4%    *        0.3%    *          0.5%    *         33.8%    *

                           (6) The ratification of the appointment of Israeloff, Traattner & Co., P.C. as the Registrants independent auditors for the fiscal year ending August 31, 2000.

VOTES CAST:
         FOR               AGAINST            ABSTAIN           BROKER NON-VOTES
         ---               -------            -------           ----------------
         7,831,309         4,020              17,300            0
         99.7%    *        0.1%    *          0.2%    *         0.0%    *

* Represents the percentage of all stockholder present at the meeting and voting by proxy.


                   (d)     Not applicable.

ITEM 5.            OTHER INFORMATION.

                   Not applicable.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

                   (a)     Exhibits

Exhibit                    Description
-------                    -----------

2.1                        Stock Purchase Agreement Executed March 13, 2000

                           (Filed with Form 8-K on March 29, 2000)


2.2 Amended and Restated Stock Purchase Agreement Executed March 24, 2000 (Filed with Form 8-K on March 29, 2000 and Registrant's Definitive Proxy filed on May 3, 2000)

2.3 Amendment No. 1 to the Amended and Restated Stock Purchase Agreement Executed June 20, 2000 (Filed with Form 8-K on July 5, 2000)

4.1 Certificate of Designations of the Series B Preferred Stock Filed June 20, 2000 (Filed with Form 8-K on July 5, 2000)

4.2 Warrant 1 Dated June 20,2000 granted Selim Zilkha Trust (Filed with Form 8-K on July 5, 2000)

4.3 Warrant 2 Dated June 20,2000 granted Selim Zilkha Trust (Filed with Form 8-K on July 5, 2000)

10.1 Employment Agreement with Michael Schaffer dated June 1, 2000 (Filed with Form 8-K on July 5, 2000)

10.2 Stock Option Agreement with Michael Schaffer dated June 1, 2000 (Filed with Form 8-K on July 5, 2000)

10.3 Employment Agreement with Waddy Stephenson dated June 1, 2000 (Filed with Form 8-K on July 5, 2000)

10.5 Director's Compensation Agreement dated June 14, 2000 with Terry Giles (Filed with Form 8-K on July 5,
                           2000)

10.6 Director's Compensation Agreement dated June 14, 2000 with William Millard (Filed with Form 8-K on July 5,
                           2000)

10.7 Director's Compensation Agreement dated June 28, 2000 with Tjahjono Soerjodibroto (Filed with Form 8-K on July 5, 2000)

10.8 Purchase and Sale Agreement dated June 12, 2000 between Adisatrya Suryo Sulisto and Alanberg Pte Ltd, a Singapore Corporation (Filed with Form 8-K on
                           July 5, 2000)

27                         Financial Data Schedule

                   (b) There were no reports filed on Form 8-K for the period ending May 31, 2000



                                   SIGNATURES

                   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Asia Web Holdings, Inc.



July 13, 2000                                       /s/   Lawrence Schaffer
                                                    ----------------------------
                                                    By: Lawrence Schaffer
                                                    Its: Chief Financial Officer



                                                    /s/   Lawrence Schaffer
                                                    ----------------------------
                                                    By: Lawrence Schaffer
                                                    Its: President