Form 10KSB
period 2000-08-31
ASIA WEB HOLDINGS INC
filed 2001-01-10
CIK 1096841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For  the fiscal year ended   August 31, 2000
                                                --------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to _______________

                         Commission file number 0-27757
                                                --------

                             Asia Web Holdings, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                 Delaware                                        33-0529299
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

          1947 Camino Vida Roble, Suite 102, Carlsbad, California 92008
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (760) 804-0023
       ------------------------------------------------------------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                Name of each exchange on which registered
       None
-------------------                -----------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                                  Common Stock
                ------------------------------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days. Yes [X]
No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         State issuer's revenues for its most recent fiscal year. $36,122.00
                                                                  ----------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date withing the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)[Amended in Release No. 33-7419 (P. 85,938), effective June 13, 1997, 62 F.R. 26387.]

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 8,790,408. (1)

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) Into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). Listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

         Transition Small Business Disclosure Format (check one);

         Yes_______        No_______




---------
(1) The Registrant has taken the position that the acquisition of PT Jaring Data Interaktif was void AB INITIO and that the 44,000,000 shares issued to Alanberg Pte should be canceled for failure of consideration. Taking into account the Alanberg shares and assuming no additional stock was issued, there would be 52,790,408 shares outstanding.

                                     Part I


Item 1.  Description of Business.

HISTORICAL BUSINESS

                  Asia Web Holdings, Inc. (the "Company" or the "Registrant") was incorporated under the Company Act of British Columbia on August 26, 1983, as Sheen Minerals, Inc., a mineral exploration and extraction company. On August 27, 1991, the Company changed its name to International AcuVision Systems, Inc. and in September, 1993, the Company was domesticated under Section 388 of the Delaware General Corporation Law. During the period August 1991 through August 31, 1998, the Company marketed its vision training products in the Optometric, Sports Vision, Occupational Therapy and Visual Rehabilitation fields. By fiscal year end, August 31, 1998, the Company concluded that future sales and business in the vision training market was too limited and that the costs of marketing and production too great. Unsolicited orders for vision training products were filled through August 31, 1999 at which time management determined that the Company would discontinue the vision training operation in its entirety. As a result, management determined that the Company should restructure.

                  At the 1999 Annual Meeting of Stockholders, the Company's name was changed to AcuBid.com, Inc; the authorized shares were increased to 50,000,000; a class of 10,000,000 Preferred Shares was created; the Company's stock was reverse split one for two; and the web-based auction house was initiated.
                  At the Annual Meeting of Stockholders held May 22, 2000, the authorized shares were increased to 100,000,000 and the name of the Company was changed to Asia Web Holdings, Inc. On June 2, 2000, Registrant filed the Restated Certificate of Incorporation of Acubid.com, Inc. changing the authorized shares and changing the name of the Company from Acubid.com, Inc. to Asia Web Holdings, Inc. As described below, while the Company's business model was changed, the Company continues to operate the Acubid.com auction web site.


MATERIAL MERGERS, RECLASSIFICATIONS, MERGERS, CONSOLIDATIONS OR PURCHASE/SALE OF ASSETS

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

                  The Agreement also provided that Seller contemplated entering into an arrangement with the Selim K. Zilkha Trust ("Zilkha" or the "Trust") wherein the Trust would purchase 5,000,000 shares of Registrant's Common Stock in exchange for a $10,000,000 capital infusion in the Registrant. It was contemplated that this Private Placement would close simultaneously with the closing under the Agreement and after Registrant received appropriate investment representations from Zilkha. The Agreement further provided that Zilkha, would be entitled to all the rights, remedies, and other benefits under the Agreement as Seller, on a pro rata basis. One of these other benefits included certain registration rights.

                  Shareholder approval was required by the Agreement to complete the transaction. Additionally, shareholder approval was also required since the transaction contemplated a change in the name of the Registrant to Asia Web Holdings, Inc. and since the completion of the transaction required increasing the authorized shares of Common Stock from 50,000,000 to 100,000,000.

                  The Agreement provided that prior to closing, the Bylaws of the Registrant and its wholly owned subsidiary would be amended to increase the Board of Directors to eight (8) directors. Upon closing, the Agreement contemplated that when the Registrant solicited proxies for approval of the Agreement by the Shareholders, it would also solicit proxies for the election of a Board of Directors consisting of eight persons, six (6) of which were to be designated by the Seller and two of which were to be designated by the current management.

                  The Agreement further contemplated that, upon closing, Michael Schaffer, the Registrant's current Chief Executive Officer would enter into an employment agreement in which Mr. Schaffer i) would serve as Chief Executive Officer for a period of five (5) years; ii) receive an annual salary of $150,000 per year plus a qualified option package; iii) may be terminated by the Registrant, at any time, by providing him with a severance of 1 1/2 years of compensation at any time during the first year, 1 year compensation during the next three years, and 1/2 year compensation during the fifth or last year. The Agreement further contemplated providing Lawrence Schaffer, President, and Waddy Stephenson, Chief Technical Officer similar employment contracts at their present compensation levels.

                  The Agreement contemplated that closing would occur no later than August 31, 2000 and that the Agreement could be terminated by either party if the closing did not occur by that date.

                  Closing was also subject to the approval of the Indonesian Badan Penanaman Modal or Investment Board and was obtained on March 24, 2000. Closing was also subject to the approval of the Ministry of Laws and Legislation of the amended Articles of Association of JDI reflecting the position of the Registrant as a shareholder. Final approval of the Ministry of Laws and Legislation was obtained on June 6, 2000. Amended and final approval of Badan Penanaman Modal or Investment Board was obtained on June 16, 2000.

                  The Agreement also contemplated that the Seller would transfer the JDI stock to an offshore entity which would be substituted in the place of the Seller.

                  The Annual Meeting of Stockholders was held on May 22, 2000 and at that meeting, the shareholders of the Registrant approved and adopted, among others, the following:

                  i. Amended and Restated Stock Purchase Agreement, dated as of March 24, 1999 (the "Agreement"), by and among AcuBid, AcuBid Acquisition Corporation ("Acquisition Corp."), PT Jaring Data Interaktif ("JDI") and Adisatrya Surya Sulisto ("Sulisto") or his assignee pursuant to which AcuBid, through Acquisition Corp., would purchase 90% of the issued and outstanding shares of JDI from Sulisto in exchange for 44,000,000 shares of AcuBid common stock, par value $.001 per share (the "Common Stock") This agreement also contemplated that at the time of the Acquisition, Selim K. Zilkha Trust ("Zilkha") who had indicated an interest in acquiring shares of the Registrant, would purchase 5,000,000 shares of Common Stock at $2.00 per share for an aggregate purchase price of $10,000,000.

                  ii. Amendments to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 100,000,000 shares and change the name of the Company to Asia Web Holdings, Inc.;

                  iii. The election of the Michael Schaffer; Waddy Stephenson; Tjahjono Soerjodibroto; William Millard; Terry Giles; Raj Singam; Gordon Holterman; and, Bosko Djordjevic to the Board of Directors for a term of one year and effective upon Closing;

                  Implementation of No.2 above was conditioned on approval of No.1 and the completion of the Acquisition. The election of the six directors recommended by Sulisto (all of the above, excluding Michael Schaffer and Waddy Stephenson) was only to be effective upon closing of the Acquisition.

                  Pursuant to a Sale and Purchase Agreement dated June 15, 2000, between Adisatrya Surya Sulisto and Alanberg Pte. Ltd., a Singapore corporation ("Alanberg"), Alanberg assumed all of the duties, rights and obligations of Sulisto under the Amended and Restated Stock Purchase Agreement.

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

                  On June 20, 2000, Registrant and Alanberg entered into Amendment No. 1 to the Amended and Restated Stock Purchase Agreement ("Amendment No. 1") amended the provisions of Article III of the Agreement. Amendment No. 1 provided that Seller was to arrange for Zilhka to purchase 1,000,000 shares of Registrants Series B Preferred Stock (convertible into 5,000,000 common shares) at $10.00 per share (the "Preferred Shares"). Amendment No. 1 also provided that Zilkha was to receive a Warrant to purchase an additional 5,000,000 shares of common Stock exercisable at $2.00 per share for the first three years after the closing of the Transaction and $4.00 per share for an additional two years thereafter. Additionally, Zilkha was to receive a second warrant to purchase an additional 2,000,000 shares of Common Stock exercisable at $5.00 per share for five years after the closing of the Transaction. Amendment III also provided that Zilkha was entitled to all the same rights, remedies and other benefits under the Agreement as the Seller, including registration rights. On June 20, 2000, Registrant entered into a Registration Rights Agreement with Zilkha .

                  On June 20, 2000, Registrant filed the Certificate of Designations of the Series B Preferred with the Delaware Secretary of State. The Preferred Shares have a Stated Value of $10.00 per share, rank senior to all other securities of the Registrant, including later authorized classes, have a liquidation preference, and are convertible, at any time into five common shares for each preferred share. The Preferred Shares also contain an Economic Anti-Dilution provision in the event that the Registrant sells Common Stock at a more advantageous price than Two Dollars per share within ten years of the issuance of the Preferred Shares.

                  On June 23, 2000, the Company closed the Private Placement transaction with Zilkha, issuing 1,000,000 shares of Series B Preferred Stock and the two warrants described above, in exchange for $10,000,000.

                  As a result of Indonesian Presidential Decree No. 96/2000 ("Decree") on July 20, 2000, thirty days after closing the transaction with P.T Jaring Data Interaktif ("JDI'), which banned foreign investments in Internet and multli-media related industries and after seeking advice and researching the implications of this Decree, management concluded that the transaction with Alanberg Pte. Ltd. ("Alanberg") JDI was void on July 20, 2000 due to impossibility and frustration of purpose. Management was not advised of the Decree by JDI or Alanberg until August 6, 2000 when it was finally released by the Indonesian government.

                  Additionally, Alanberg and JDI took other actions which frustrated the purpose of the transaction. On April 25, 2000 prior to the Closing of the transaction with JDI, Registrant wired JDI $200,000 on the assurance of JDI's representatives, including Bosko Djordjevic and Peter Gontha that it was to be used as working capital of JDI. On July 13, 2000, subsequent to Closing, Registrant wired JDI $500,000 on the assurance of JDI's representatives, including Dicky di Nata and Peter Gontha that it was to be used as working capital of JDI. Registrant believes that at least $500,000 of this $700,000 was given personally to Peter Gontha, whose children own Alanberg and were sellers of JDI.

                  On August 4, 2000, Registrant wired an additional $200,000 to JDI, which was to be used as a short term loan to a company called Pacomnet, a start-up in business to business Internet banking and owned by the son of JDI's president, Dicky di Nata and believed to be controlled by Peter Gontha. On September 10, 2000, Registrant called the loan pursuant to the terms of a signed agreement between Registrant and Pacomnet and was advised by Dicky di Nata, an officer of JDI who was not a representative of Pacomnet, that the Registrant was not entitled to the funds.

                  Based on all of the foregoing, management has concluded that the transaction with Alanberg Pte. Ltd. ("Alanberg") and JDI was void AB INITIO due to impossibility and frustration of purpose as of July 20, 2000. (See, Item
3. Legal Proceedings.)

                  Thus, of the $900,000 that the Registrant advanced to JDI and its related entities, Registrant believes that, not less than $700,000 and possibly all of the funds were converted to the personal use of others and not applied to the needs of JDI.

BUSINESS OF ASIA WEB HOLDINGS, INC.

                  The Company has operated AcuBid.com ("AcuBid") as a web-based auction house since August, 1999 featuring business-to-consumer and consumer-to-consumer auctions. AcuBid goal was to target serious collectors who were knowledgeable about products and already use online auctions to buy and sell products.

                  The business plan, conceived in February 1999, had the Company competing for a share of the online auction business dominated by eBAY, Amazon.com and Yahoo. In the latter part of 1999, certain assumptions relating to the Company's ability to gain a significant portion of the online auction business proved to be incorrect. The first incorrect assumption was the makeup of the industry itself. As of October 1999, 80% of the sales on eBay were conducted by 4% of the sellers. This indicates that most of the online auction business is conducted by dealers rather than the general population. Most of the models used to predict the Company's growth were based on the general population selling items over the Internet rather than just a smaller number of dealers.

                  The second incorrect assumption was the Internet community's willingness to purchase collectibles over the Internet. In the fall of 1999, an FBI sting operation uncovered dealers that had been auctioning counterfeit sports memorabilia on the Internet. This led to a decline in consumer confidence concerning the authenticity of collectibles bought over the Internet. Management believed that this added another barrier between buyers and sellers and lead to a decline in the auction market.

                  The third incorrect assumption was the level of success the Company would experience by using celebrities to promote the site. Management believed that through the use of celebrities, such as Hall of Fame members Johnny Bench and Joe Morgan, it could attract a significant number of Internet users to its sight with little or no additional marketing. This proved not to be the case and, although certain guerilla marketing tactics have shown promising results, none of the Company's marketing efforts have had a significant impact on attracting buyers and sellers to its auction site. In general it was decided that the cost of advertising required to develop name recognition and to attract buyers and sellers to the Company's auction site was greater than expected. More importantly, the cost was estimated to be larger than the revenue that could be derived from those buyers and sellers.

                  Because of these issues, the Company began to explore business relationships that would provide the Company a venue to use its Internet expertise in a profitable manner while at the same time building customer support for its online auction business. This led to a plan in February, 2000, that would have the Company:

         a) Enter into emerging Internet markets through acquisitions and strategic alliances with Internet corporations from those markets that focus on Internet subscriptions and/or content development. It was expected that the acquisitions themselves would be profitable or through some combination of Internet subscriber fees, premium services, web hosting fees, and web development fees, as well as through advertising revenue. These acquisitions and strategic alliances are collectively referred to as "partners".

         b) Expand and evolve the Company's auction technologies into reusable e-commerce technologies that can be offered to these Internet corporations. In addition, the Company would provide technical and managerial support to these Internet corporations. The Company's ability to attract Internet corporations in the emerging Internet markets relies heavily on its ability to assist those corporations.

         c) Leverage off these new markets to increase the traffic to the Company's online auction site as well as other developed e-commerce and information sites. Each relationship that the Company forges with another Internet corporation increases the number of viewers that the Company can reach worldwide. This provides the Company with access to new viewers that can be driven to its auction and e-commerce sites without a significant investment in advertising.

                  It was this new business model that lead to the acquisition of PT Jaring Data Interaktif, described above. As of the date of this report, the Company is assessing whether to continue to pursue this new business model. See,
Item 6, Management Discussion and Analysis or Plan of Operation.


         THE ACUBID AUCTION BUSINESS

                  The AcuBid auction is fully automated and available 7 days a week, 24 hours a day. Consumers are able to access AcuBid at any time to browse current auctions, list new items for sale, bid on items, check account status, or view other information available on the site.

                  The main product attribute of AcuBid is an easy to use auction interface. AcuBid has intuitive site architecture. A comprehensive search function will allow product, member, and other searches. AcuBid designed the web site to be compatible for the majority of Internet browsers in use. Finally, AcuBid was designed to provide safe and secure transactions for users.

                  While the site is operational, there is virtually no activity on the site and the Company is not actively promoting the auction site and has ceased selling Company owned inventory on its site.

                  HOW THE SITE FUNCTIONS

                  It is not necessary to register as an AcuBid user to browse through different auctions. However, to become a buyer or seller on AcuBid, users are required to register and accept AcuBid's member agreement. The member agreement takes a few minutes to fill out, and upon completion users are able to bid on products or list items for sale.

                  AcuBid requires users to provide personal information including name, address, phone number, E-mail address, and credit card information. This information is necessary for several reasons:

                  o        To verify that buyers and sellers are not minors;

                  o To provide AcuBid with billing information when the user incurs fees from AcuBid; and

                  o        To verify how AcuBid can contact the registered user.

                  To protect the integrity of this information, AcuBid has made it clear in its privacy policy that this information will not be released to any outside party. AcuBid's privacy policy has been submitted to and approved by BBBOnline. This organization provides third party assurance that the privacy policy meets the highest standards of consumer protection.

                  The pricing policy of auctions on the AcuBid auction site is straightforward with no hidden costs. Neither Buyer nor Seller pay fees.

                  While the auction web site continues to be operational, as of the date of this report, there are very few items listed for sale on the site and it is not generating any revenue.

                  OPERATIONS AND TECHNOLOGY

                  The AcuBid Internet auction site consists of multiple INTEL Pentium based workstations utilizing Microsoft Windows NT Enterprise Edition, Microsoft SQL Server, Microsoft Internet Information Server, and Microsoft Site Server technologies. Long-term growth of the site is accommodated through the use of the following scalability, fault tolerant, and security strategies.

                  Scalability is the ability of a site to expand as its client base expands. Scalability of the site is accomplished using a "division of labor" strategy as well as "clustering" technology. Servers are divided into four types: web servers, personalization/mail servers, database servers, and image servers, dividing the workload into four groups. The database servers can be further specialized by partitioning the data that each database server would manage. The image servers are further divided by assigning members to specific image servers. " Clustering" refers to the use of multiple servers that divide client requests among the servers assigned to a cluster. Multiple data-less web and personalization/mail servers are clustered to provide scalability for these servers.

                  Fault tolerance is the ability for the site to easily recover from hardware failures. Fault tolerance within the site is accomplished though hardware mirroring of all data stores (image and database servers) and the use of fail-over database servers. Fault tolerance of the web and personalization/mail servers is accomplished by the same "clustering" technology used for scalability. Disaster recovery is provided through the use of incremental backups of the database and image data stores.

                  Security is the ability for the site to protect its servers and data from unwarranted access. Security within the site is accomplished through a variety of technologies, including fire walls, IP restrictions, encryption, and password authentication.

COMPETITIVE BUSINESS CONDITIONS

         INDUSTRY BACKGROUND: GROWTH OF THE INTERNET AND ONLINE COMMERCE

                  The Internet has emerged as a global medium enabling millions of people worldwide to share information, rapidly and easily communicate and electronically conduct business. International Data Corporation ("IDC") estimates that the number of Internet users will grow from approximately 60 million worldwide in 1997 to approximately 320 million worldwide by the end of 2002. This large and rapid growth is expected to be propelled by the large and growing number of Personal Computers ("PCs") installed in homes and offices, the decreasing cost of PCs, easier, faster and cheaper access to the Internet, improvements in network infrastructure, the proliferation of Internet content and the increasing familiarity and acceptance of the Internet by businesses and consumers. The Internet has a number of distinct characteristics that differentiate it from traditional media: users communicate and access information without geographic or tangible limitations; users access dynamic and interactive content on a real-time basis; and users communicate and interact instantaneously with a single individual or with groups of individuals. As a result of these distinct characteristics, Internet usage is expected to continue to expand rapidly.

                  The growing adoption of the World Wide Web represents an enormous opportunity for businesses to conduct commerce over the Internet.


RESEARCH AND DEVELOPMENT ACTIVITIES

                  During the fiscal year, the Company had a technical staff of 3 for research and development. Presently, the Company does not maintain such a technical staff. The Company has incurred no significant research and development costs this fiscal year. The Company expects to incur no additional costs over the next twelve months. It is expected that any software or web site development undertaken over that period will be accomplished using minimal staff. The Company will require no additional equipment to meet user demand at foreseeable levels of operation. Depending on the direction taken by the Company after the unwinding of the JDI transaction, at some point, additional servers and equipment may be required. At present levels of operation, management does not believe that the number of key employees will change significantly within the next twelve months.


INTELLECTUAL PROPERTY

                  The Company regards the protection of its copyrights, service marks, trademarks, trade dress and trade secrets to be important to its future success and relies on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect its proprietary rights in products and services. The Company has entered into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with its suppliers and strategic partners in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by the Company to protect its intellectual property will prove sufficient to prevent misappropriation of the Company's technology or to deter independent third party development of similar technologies. The Company has pursued the registration of its trademarks and service marks in the United States and will do so internationally. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's services are made available online.

                  The Company also relies on certain technologies that it licenses from third parties, such as Microsoft, Compaq, and Symantec, the suppliers of key database technology, the operating system and specific hardware components for the auction business. There can be no assurance that these third party technology licenses will continue to be available to the Company on commercially reasonable terms. The loss of such technology could require the Company to obtain substitute technology of lower quality or performance standards or a greater cost, which could materially adversely affect the Company's future prospects.

                  To date, the Company has not been notified that its technologies infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by the Company with respect to past, current or future technologies. The Company expects that participants in its markets will be increasingly subject to infringement claims as the number of services and competitors in the Internet industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause service upgrade delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company or at all. As a result, any such claim could have a material adverse effect upon the Company's future prospects.


GOVERNMENT REGULATION

                  The Company is not currently subject to direct federal, state or local regulation, and laws or regulations applicable to access to or commerce on the Internet, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.

                  Although sections of the Communications Decency Act of 1996 (the "CDA") that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet, were held to be unconstitutional by the U.S. Supreme Court, there can be no assurance that similar laws will not be proposed and adopted. Certain members of Congress have recently discussed proposing legislation that would regulate the distribution of "indecent" material over the Internet in a manner that they believe would withstand challenge on constitutional grounds. The nature of such similar legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, legislation similar to the CDA could subject the Company and/or its customers to potential liability, which in turn could have an adverse effect on the Company's business, results of operations and financial condition. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for the Company's services or increase the cost of doing business or in some other manner have a material adverse effect on the Company's future prospects.

                  In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

                  In addition, numerous states, including the State of California in which the Company's headquarters are located, have regulations regarding the manner in which "auctions" may be conducted and the liability of "auctioneers" in conducting such auctions. No legal determination has been made with respect to the applicability of the California regulations to the Company's business to date and little precedent exists in this area. The Company has complied with the auctioneer bonding requirements of the State of California. There can be no assurance, however, that a state will not attempt to impose other regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's future prospects.

                  Several states have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for the services of the Company or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's future prospects.

                  In addition, because the Company's services are accessible worldwide, and the auction site, when fully operational, facilitates sales of goods to users worldwide, other jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in a particular state or foreign country. The Company is qualified to do business in two states in the United States, and failure by the Company to qualify as a foreign corporation in a jurisdiction where it may be required to do so could subject the Company to taxes and penalties for the failure to qualify and could result in the inability of the Company to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, could have a material adverse effect on the Company's future prospects.

                  The law relating to the liability of providers of online services for activities of their users on the service is currently unsettled. While the Company does not pre-screen the types of goods offered on AcuBid, it is aware that certain goods, such as alcohol, tobacco, firearms, adult material and other goods that may be subject to regulation by local, state or federal authorities. There can be no assurance that the Company would be able to prevent the unlawful exchange of goods on its service or that it will successfully avoid civil or criminal liability for unlawful activities carried out by users through AcuBid's service. The imposition upon the Company of potential liability for unlawful activities of users of the AcuBid service, could require the Company to implement measures to reduce its exposure to such liability, which may require, among other things, the Company to spend substantial resources and/or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could have a material adverse effect the Company's future prospects.

                  In addition, the Company's success largely depends upon sellers reliably delivering and accurately representing the listed goods and buyers paying the agreed purchase price. The AcuBid auction site takes no responsibility for delivery of payment or goods to any user of the AcuBid service in person to person transactions. The Company anticipates, that it will receive communications from users who did not receive the purchase price or the goods that were to have been exchanged. While AcuBid can suspend the accounts of users who fail to fulfill their delivery obligations to other users, AcuBid, beyond crediting sellers with the amount of their fees in certain circumstances, does not have the ability to otherwise require users to make payments or deliver goods and AcuBid does not and will not compensate users who believe they have been defrauded by other users.

                  The Company does, from time to time receive complaints from buyers as to the quality of the goods purchased. With respect to Company to Person transactions, AcuBid had an unconditional 30 day return policy and believed that such a policy will be adequate to protect AcuBid from most problems associated with Company to Person transactions. With respect to Person to Person transactions, although AcuBid does attempt to reduce its liability to buyers for unfulfilled transactions or other claims related to the quality of the purchased goods, the Company could in the future receive requests from users requesting reimbursement or threatening legal action against the Company if no reimbursement is made. Any resulting litigation could be costly for the Company, divert management attention and could result in increased costs of doing business, or otherwise have a material adverse effect on the Company's future prospects. Any negative publicity generated as a result of fraudulent or deceptive conduct by users of AcuBid could damage the Company's reputation and diminish the value of its name, which could have a material adverse effect on the Company's future prospects.

                  Other than Company owned inventory, AcuBid does not pre-screen the goods that are listed by users on the AcuBid auction site or the contents of their listings, which may include text and images. The Company anticipates that it could receive, in the future, communications alleging that certain items sold through the AcuBid service infringe third-party copyrights, trademarks or other intellectual property rights. AcuBid's user policy prohibits the sale of goods which may infringe third-party intellectual property rights and AcuBid is empowered to suspend the account of any user who infringes third-party intellectual property rights, there can be no assurance that an allegation of infringement will not result in litigation against AcuBid. Any such litigation could be costly for the Company and could result in increased costs of doing business, or could in some other manner have a material adverse effect on the Company's future prospects.


EMPLOYEES

                  As of the date of this filing, the Company has four employees: two senior executives responsible for contracting, procurement and purchasing, inventory oversight, and investor relations; a chief technology officer responsible for design of and oversight of all software and information technology development; and one in customer/technical support and general administration. The Company has never had a work stoppage, and no employees are represented under collective bargaining agreements. The Company considers its relations with its employees to be good. The Company believes that its future success will depend in part on its ability to attract, integrate, retain and motivate highly qualified technical and managerial personnel. Competition for qualified personnel in the internet industry and the Company's geographic region is intense, and there can be no assurance that the Company will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct its business.


THE BUSINESS OF PT JARING DATA INTERAKTIF

                  Since the breakdown in the relationship with JDI occurred approximately five weeks after the closing, the Company has no current information to report on JDI beyond what was in the Company's Proxy Statement dated May 3, 2000 and the report filed with the Securities and Exchange Commission on September 5, 2000 on Form 8-K/A.

Item 2.  Properties

                  Effective June 1, 1999, the Company began leasing 3,081 square foot of prime office space in the very desirable Pacific Ridge Complex in Carlsbad, California. The Company obtained the space at $1.60 per square foot, which is $0.15-0.30 per square foot below market. The lease is for three years, with renewal and expansion options. The Company believes that this space will provide adequate working space and environment for the technical and administrative needs of the Company and will provide the necessary high tech profile to meet with experts in the field and other interested parties. The Company believes that this office space will be adequate to meet its needs for the immediate future. Long-range future growth can be accommodated by leasing additional space nearby.

                  On May 25, 1999, the Company entered into an agreement with Level 3 Communications to secure space and bandwidth for the housing of its main Web site server operations in San Diego, California. Pursuant to this agreement, the Company is required to pay Level 3 Communications $1,800.00 per month which will increase as the bandwidth increases with growth. This agreement was terminated by mutual consent on October 7, 2000.


Item 3.  Litigation

                  The following is a summary of three litigation matters in which the Company is party. The summaries below are qualified by a review of the complete court file in each matter.

         o        The Zilkha Litigation
                  ---------------------

                  On Oct. 11, 2000, Selim K. Zilkha, on behalf of the Selim K. Zilkha Trust filed a lawsuit against the Company seeking the return of the Ten Million Dollar ($10,000,000) private placement he invested with the Company in June, 2000. Additionally, Zilkha was seeking a temporary restraining order ("TRO") and an application for a preliminary injunction which was heard on Oct. 18, 2000 before the Honorable Napoleon Jones in the United States District Court for the Southern District of California. The TRO and the preliminary injunction sought to freeze Ten Million Dollars ($10,000,000) of the Company's assets. The Company and its attorneys vigorously opposed the TRO and preliminary injunction and will vigorously defend this lawsuit.

                  The allegations made in Zilkha's complaint assert violations of the state and federal securities laws, as well as related causes of action. The Company unequivocally denies the allegations contained in the Complaint.

                  On October 20, 2000 the Honorable Napoleon Jones denied Zilhka's Application for a Temporary Restraining Order and Preliminary Injunction to freeze Ten Million Dollars ($10,000,000) of the Company's assets. The Court released its opinion, finding that Zilkha's motion was without merit.

                  The Court declined to freeze $10,000,000 of the Company's assets finding that Zilkha, whose investment put him on the same footing as any other shareholder, had no lien or other legal rights over the Company's assets that would entitle him such an extraordinary injunction.

                  On October 20, 2000, within hours of the District Court releasing its opinion, Zilhka filed an emergency motion in the United States Court of Appeals for the Ninth Circuit seeking an immediate, that is, same day or next day order freezing $10,000,000 of the Company's assets.

                  On November 3, 2000, the United States Court of Appeals for the Ninth Circuit granted Zilkha the emergency injunction and remanded the matter back to the District Court for reconsideration of the preliminary injunction on that level. On November 21, 2000, the District Court granted the preliminary injunction.

                  On November 6, 2000, the Company filed a motion to dismiss Zilkha's complaint on the ground that it failed to state a claim upon which relief can be granted.

                  On December 1, 2000, the District Court entered an order dismissing Zilkha's complaint for failure to state a claim upon which relief can be granted. At that time, the District Court did give Zilkha leave to amend the complaint up to and including December 18, 2000.

                  On December 18, 2000, Zilkha filed his First Amended Complaint and on December 28, 2000, the Company filed its answer and counterclaim against Zilkha for breach of contract.

                  Management has been vigorously defending this case although, it has been engaged in settlement discussions with Zilkha.


         o        The Delaware Litigation
                  -----------------------

                  As a result of Indonesian Presidential Decree No. 96/2000 ("Decree") on July 20, 2000, thirty days after closing the transaction with P.T Jaring Data Interaktif ("JDI'), which banned foreign investments in Internet and media related industries and after seeking advice and researching the implications of this Decree, management concluded that the transaction with Alanberg Pte. Ltd. ("Alanberg") JDI was void on July 20, 2000 due to impossibility and frustration of purpose. Management was not advised of the Decree by JDI or Alanberg until August 6, 2000.

                  Additionally, Alanberg and JDI took other actions which frustrated the purpose of the transaction. On April 25, 2000 prior to the Closing of the transaction with JDI, Registrant wired JDI $200,000 on the assurance of JDI's representatives, including Bosko Djordjevic and Peter Gontha that it was to be used as working capital of JDI. On July 13, 2000, subsequent to Closing, Registrant wired JDI $500,000 on the assurance of JDI's representatives, including Dicky di Nata and Peter Gontha that it was to be used as working capital of JDI. Registrant believes that at least $500,000 of this $700,000 was given personally to Peter Gontha, whose children own Alanberg and were sellers of JDI.

                  On August 4, 2000, Registrant wired an additional $200,000 to JDI, which was to be used as a short term loan to a company named Pacomnet, a start-up in business to business Internet banking and owned by the son of JDI's president, Dicky Di Nata and controlled by Peter Gontha. The Registrant, which had the option to purchase Pacomnet for an additional $1,800,000, called the loan on September 10, 2000, pursuant to the terms of a signed agreement between Registrant and Pacomnet and was advised by Dicky di Nata, an officer of JDI, who was not a representative of Pacomnet, that the Registrant was not entitled to the funds.

                  Thus, of the $900,000 that the Registrant advanced to JDI and its related entities, the Company believes that, not less than $700,000 and possibly all of the funds were converted to the personal use of others and not applied to the needs of JDI.

                  On November 6, 2000, a meeting of the Board of Directors was called and was attended by: Lawrence Schaffer, president and a director prior to Closing; Waddy Stephenson and Michael Schaffer, both directors prior to closing and elected again without contingency at the May 22, 2000 shareholder's meeting; Raj Singham, a director of Alanberg, personal legal counsel to Peter F. Gontha, and chosen by the selling JDI shareholders and contingently elected only upon closing of the transaction; and, Bosko Djordjevic, chosen by the selling JDI shareholders and contingently elected only upon closing of the transaction. Two resolutions were considered:

                  o That because of impossibility caused by the Decree and the alleged conversion of over $500,000 of Registrant's money that the issuance of 44,000,000 of Registrant's Common Stock to Alanberg was to be canceled.

                  o That the Company commence an action against Peter Gontha for his acts as a shareholder and an officer of JDI, specifically the alleged conversion of over $500,000.

                  As to both of the resolutions, the old board members, Schaffer and Stephenson voted in favor and Djordjevic and Singham voted against. Both Mr. Djordjevic and Mr. Singham were advised that the Company believed that since they were interested directors, under Delaware law, their vote would not be counted, and since the transaction was void, AB INITIO, only the vote of the old board members should be counted.

                  On November 8, 2000, the pre-acquisition board of directors consisting of Lawrence Schaffer, Michael Schaffer, and Waddy Stephenson signed a unanimous written consent that acknowledged that the transaction between Registrant and JDI was void and that the issuance of common stock to Alanberg was void and the stock should be canceled.

                  On November 8, 2000, Alanberg, acting through its directors Noorjahan Meurling and Dewi Allice Lydia Gontha a.k.a. Dewi Gontha Sulisto, and without the signatures of Alanberg directors identified in the Company's Form 8-K filed on September 5, 2000, Raj Singham and Francois Gontha, signed an Action by Written Consent of Stockholder of Asia Web Holdings, Inc. pursuant to
Section 228 of the Delaware General Corporations Law and Article 1, Section 9 of the Bylaws ("Shareholder Action"), purporting to remove Michael Schaffer and Waddy Stephenson from the Board of Directors and appointed Marlon Buno, Peter Gontha's accountant in the United States. This Shareholder Action was ratified by a Board of Director's Resolution of Alanberg Private Limited signed by all of the directors of Alanberg: Raj Singham, Noorjahan Meurling, and Dewi Allice Lydia Gontha a.k.a. Dewi Gontha Sulisto. The composition of the Board of Directors of Alanberg on November 8, 2000 is not the same as reported in the Company's Form 8-K filed on September 5, 2000.

                  This purported board of directors of the Company, consisting of Marlon Buno, Raj Singham, and Bosko Djordjevic, a Beverly Hills, California resident, on November 8, 2000, after waiver of notice pursuant to Section 229 of the Delaware General Corporations Law held a meeting and took the following actions:

                  o Rescission of the actions taken at the November 6, 2000 meeting of the Company's Board of Directors.

                  o Removal of Michael Schaffer as Chief Executive Officer, Lawrence Schaffer as President, and Waddy Stephenson as Secretary and as Vice President of Technical Development.

                  o The election of Marlon Buno as President and Chief Executive Officer, Lincoln Stone as Secretary, and Marlon Buno as Chief Financial Officer.

                  o        That legal counsel acting in the matter of Zilkha vs.
                           Asia Web Holdings, Inc. in the United States District Court for the Southern District of California, Case No. 00 CV 2025 (the"Zilkha Case"), Patton Boggs LLP and Joseph Nardulli were to continue to be retained by the Company but that such counsel were to disregard the instruction of the "previous management" and were to only act if instructed by the newly appointed officers.

                  o That the accountancy firm of Israeloff, Trattner and Co. were to continue in the employ of the Registrant but that the accountants were to disregard the instruction of the "previous management" and were to only act if instructed by the newly appointed officers.

                  o That the banking authority of the former officers is rescinded.

                  o That Marlon Buno and Lincoln Stone become the designated signatories on the Company's bank accounts with the exception of the account holding the $10,000,000 proceeds from the Selim Zilkha private placement.

                  o That Marlon Buno and Bosko Djordjevic become the designated signatories on the bank account holding the $10,000,000 proceeds from the Selim Zilkha private placement.

                  o That these purported officers and directors be indemnified by the Company for the above actions.

                  On November 13, 2000, after action by the old Board of Directors consisting of Michael Schaffer, Lawrence Schaffer, and Waddy Stephenson, the Company's attorneys, Patton Boggs LLP and Delaware law firm of Richards, Layton & Finger, filed a Complaint in the United States District Court for the District of Delaware naming as defendants PT Jaring Data Interaktif,

Peter F. Gontha, Francois Gontha, Dewi Allice Lydia Gontha, Adisatrya Suryo Sulisto, Ahmad Sidik Mauladi ("Dicky") Iskandar Di Nata, Alanberg PTE.Ltd., Marlon Buno, Lincoln Stone, and Bosko Djordjevic. The Complaint alleges the following causes of action: 1)Securities Fraud in Violation Rule 10b-5 and
Section 10(b) of the Securities and Exchange Act of 1934; 2) Fraudulent Misrepresentations or alternatively Negligent Misrepresentations; 3) Fraudulent Inducement and Concealment; 4) Conversion; 5) Civil Conspiracy to Commit Fraud;
6) Breach of Fiduciary Duty; 7) Breach of Contract; 8) Impossibility and Impracticability of Performance and Frustration of Purpose; 9) Declaratory Judgment; 10) Relief Under Subchapter VII, Section 225 of the Delaware General Corporate Law; and 11) Conversion.

                  On November 21, 2000, the Company sought a Temporary Restraining Order restraining the Defendants in the Delaware action from attempting to exercise management and control over the Company. The court granted a Temporary Restraining Order maintaining the status quo finding that the Board of Directors in the interim consisted of Michael Schaffer, Waddy Stephenson, Bosko Djordjevic, and Raj Singham.


         (c)      The Kurt Bevacqua Litigation
                  ----------------------------

                  A Complaint was filed in the Superior Court of California, County of San Diego (Central Division) by Plaintiff Kurt Bevacqua against the Company initially on March 6, 2000 for Breach of Contract; Breach of Oral Contract; Services Performed for a Certain Sum; Unjust Enrichment; Specific Performance of Contract; and Breach of Fiduciary Duty. The Complaint was amended on October 18, 2000 to add as Defendants, Michael Schaffer, Lawrence Schaffer, and Waddy Stephenson as to the Cause of Action for Breach of Fiduciary Duty. The Amended Complaint was answered on November 17, 2000. Subsequent to answering the Amended Complaint, a motion was made by the three new defendants and joined by the Company to continue the trial. The trial had been reset from March 2, 2001 to June 1, 2001.

                  The gravamen of Plaintiff's claim is that the Company and the three named director defendants breached an agreement reached on or about May 29, 1999, wherein Plaintiff, a former major league baseball player, entered into an agreement to serve on the Company's advisory board, and would further persuade other well-known professional athletes to join the advisory board. Plaintiff alleges that in return that he was promised 50,000 shares of the Company's common stock and the option to purchase 200,000 shares of the Company's common stock at $0.45 per share. Plaintiff alleges that he performed under the terms of the Agreement, and without justification his contract was canceled, losing his rights to the 50,000 shares of stock and the option to purchase 200,000 of the Company stock. Further, Plaintiff alleges that he was damaged by the cancellation of an engagement to do some fifty-two radio appearances on a local San Diego radio program at $250.00 per program, of which he only completed two such programs before the Company terminated their contractual relationship with Plaintiff. The Company has been and continues to defend this action based upon its numerous affirmative defenses including breach of contract on the part of Plaintiff Bevacqua. Further, the Company has cross-complained against Bevacqua for (1) rescission; (2) Breach of Contract;
(3) Breach of the Covenant of Good Faith and Fair Dealing; (4) Breach of Fiduciary Duty; (5) Money had and received; and (6) Constructive Trust. The Company is seeking damages in a sum of at least One Million One Hundred Twenty-Five Thousand Dollars ($1,125,000) on these causes of action.

                  Plaintiff's Complaint prays for damages in an unspecified amount against the Company, and further prays for the specific performance of the alleged contract, wherein Plaintiff was to receive 50,000 shares of the common stock and an option to purchase 200,000 additional shares of stock. Plaintiff prays for an unspecified sum in damages against the three directors in the new cause of action for Breach of Fiduciary Duty and for punitive damages again in an unspecified amount on the Breach of Fiduciary Duty Cause of Action, which is directed at the three individually named defendants only.

                  However, based upon the discovery conducted to date and the evaluation of the merits of Plaintiff's action upon this limited discovery, it is believed that there is a reasonable likelihood that upon the trial of this matter that the Company would receive a defense verdict. Moreover, in the event that the Company would receive an adverse verdict at trial, based upon the facts as they have been currently developed, it appears that the Company's exposure is in the range of approximately One Hundred Thousand Dollars ($100,000).


Item 4.  Submission of Matters to a Vote of Security Holders

                  No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                                     Part II


Item 5.   Market for Common Equity and Related Stockholder Matters

                  The Company's Common Stock has been publicly traded in the over-the-counter market and quoted on the Nasdaq electronic OTC Bulletin Board since March, 1999 under the trading symbol, "EBID" until June 1, 2000 and under the symbol "AWHI" since that date. Prior to that, the Company's stock traded on the Vancouver Stock Exchange since February, 1985 and since August 26, 1997, the Company's stock has traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol IACV The OTC Bulletin Board is an electronic quotation service that displays real-time quotes, last sale prices and volume information in certain and domestic foreign issuers whose securities are traded in the over-the-counter market.

                  No dividends on the Company's Common stock have been declared or paid since the Company's inception. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. As of August 31, 2000 there were approximately 391 holders of record and over 3000 holders in "street name" of the Company's Common Stock and 1 holder of the Company's Series B Convertible Preferred Stock (See, Item 3 Litigation, above.).

                  The following states the range of high and low bid prices for the each quarter of the last two fiscal years:

Quarter Ending (1)                          High                       Low
---------------                             ----                       ---
November 30, 1998                           $0.10                      $0.04
February 28, 1999                           $0.20                      $0.04
May 31, 1999 (2)                            $4.25                      $0.20
August 31, 1999                             $8.00                      $2.50
November 30, 1999                           $2.8125                    $0.5938
February 28, 2000                           $3.50                      $0.75
May 31, 2000                                $5.0938                    $1.375
August 31, 2000                             $2.50                      $0.3125

------------
(1) The High/Low bid prices for each quarter of the last fiscal year was obtained from Nasdaq Trading and Market Services. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                  There have been no sales of equity securities of Registrant sold by Registrant (that were not registered under the Securities Act of 1933) during the period covered by this report, except those previously reported on Form 10-QSB.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Management's Discussion and Analysis

                  The following "Management's Discussion and Analysis or Plan of Operation" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Proxy Statement are forward-looking. In particular, any statements that we make in this Proxy Statement regarding industry prospects or our future results of operations or financial position are forward looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations.

                  At the beginning of its fiscal year 2000, AcuBid.com Inc. was an online auction house. The business plan, conceived in February 1999, had the Company competing for a share of the online auction business dominated presently by eBAY, Amazon.com and Yahoo. Online auctions enable buyers and sellers of specified items to come together on an informal and entertaining manner and to conduct their business. To date, the Company's revenues have been derived from listing fees, commissions received from the sale of items on its site and sales of items for its own account. Inventory transactions may also result in losses rather than gains due to acquisition costs, inventory management costs, and fulfillment cost.

                  During the early part of the fiscal year, the Company redesigned its online auction site to make it more aesthetically pleasing and easier to use. As part of the redesign, new functions were added to the site. The Company modified and changed some of the categories of its listed items. The auction categories now include Antiques, Art, Books, Coins, Collectibles, Comic Books and Sci-Fi, Entertainment, Jewelry, Sports Memorabilia, Stamps, Toys and Miscellaneous. As of the date of this filing, since inception of the site, the Company has completed approximately 15,500 auctions. Also as of the date of this filing, the Company had minimal items listed for sale.

                  One of the new functions is automatic cross-referencing of a single item in multiple categories. Sellers, in both Company-to-Person and Person-to-Person transactions, can list an item in 3 sub-categories as well as in the main category. Additionally, the Company has eliminated the Premier Option feature, which charged a seller premium listing fees for its item to appear on the site's home page. The Company has instituted a Random Home Page Feature in which 25 items per day, in groups of five, will appear on the Home Page. The Company also improved and expanded its search engine capability, enabling users to search by product, category, or seller. Additional auction administration features, including Bid Retraction, Auction Editing, and Auction Canceling were also added.

                  Also, during the early part of the fiscal year different forms of marketing were used in order to increase the traffic to the AcuBid auction site. Advertisements were placed in Antique Trader, Comic Book Marketplace, Linns Stamp News, New England Antiques, New York Antique Almanac, Sports Collectors Digest, and Warmans Today's Collector; targeted email campaigns were used to attract eBay customers to the AcuBid auction site; and mass email based mailings were undertaken. In addition, starting in January 2000, the "Collect This" radio show began to air on KOGO AM 600. The aim of this show was to generate an interest both in the collectibles market and in the AcuBid auction site. The radio show was canceled.

                  The Company also explored the possibility of expanding its online auction site to include different types of auctions and also the possibility of creating an e-commerce site for collectibles that would allow direct sales of collectible items as an alternative to an auction. At this time, the Company has not decided whether or not to develop these sites as originally explored, but believes that the development of such sites or related e-commerce sites will benefit both the Company and its strategic partners.

                  As discussed above in Item 1, in the latter part of 1999, the Company reassessed the auction business and concluded that is needed to reconfigure its business model from direct competition with Yahoo and eBay to other internet and e-commerce applications which also included expansion or other uses of the auction site. This lead to the JDI acquisition.

                  On January 24, 2000, the Company entered into a Memorandum of Understanding with JDI to acquire 90% of JDI through a stock purchase agreement. Subsequently, the formal agreement was signed on March 13, 2000 and amended on March 27, 2000. Copies of these agreements are attached, as exhibits, to the Company's Form 8-K filed with the Securities and Exchange Commission on March 29, 2000.

                  Established in February 1999, JDI, represented to the Company that it was an Indonesian-based Internet Service and Content Provider Company and with its associated companies participates in multi-media business. It was further represented to the Company by the principals of JDI, that, JDI and its associates have extensive licenses in satellite, wireless broadband and other areas that relate to Internet service and content. It was further represented to the Company by the principals of JDI, that, JDI provided dial-up Internet services and in the near future expects to provide broadband Internet services via satellite for Indonesian customers. It was further represented to the Company by the principals of JDI, that, JDI plans to extend those services throughout Asia and has long range plans to target the larger global community. It was further represented to the Company by the principals of JDI, that, JDI also has licenses and contracts to market a wide range of content from media sources, including TV stations, radio stations, Pay Televisions (cable and Direct Broadcast Satellite) and newspapers.

                  In addition, it was further represented to the Company by the principals of JDI, that, JDI owns 69% of PT Medialintas Antar Buana ("MLAB"), a start-up Internet Service Provider ("ISP") and is affiliated to PT Mesana Investama Utama, a securities company. It was further represented to the Company by the principals of JDI, that, a web site devoted to the Jakarta stock market, as well as other web sites, is currently under development, which would further increase focus on the content market for Indonesia.

                  In February 2000, the Company started providing direct technical support to JDI. Technical personnel from the Company have been working with JDI personnel in support of the development of their network infrastructure and web portal development. It was anticipated that this technical support would continue and was expected to expand following the Acquisition. This support was key to the success of JDI and the Company's role in the emerging Indonesia Internet market. As of the date of this filing, the Company no longer provides technical support to JDI and does not anticipate that it will in the future.

                  On May 22, shareholder approval was obtained to complete the JDI acquisition between the Company and JDI and by June 19, 2000, all required Indonesian regulatory approval and all conditions precedent had been fulfilled and the Transaction closed on that date. At the closing, the Company delivered to Alanberg certificates representing 44,000,000 shares of the Registrant's Common Stock in exchange for 180,000,000 shares or 90% of the issued and outstanding shares of JDI's stock. No other consideration was paid for 90% of the issued and outstanding shares of JDI stock.

                  As a result of the June 20, 2000 closing of the JDI transaction, Larry Schaffer resigned from the Board of Directors and the Directors elected at the shareholder meeting took office. The Board of Directors then consisted of Michael Schaffer; Waddy Stephenson; Tjahjono Soerjodibroto; William Millard; Terry Giles; Raj Singam; Gordon Holterman; and, Bosko Djordjevic. Note that on July 21, 2000, Gordon Holterman resigned from the Board of Directors; on September 19, 2000 William Millard and Terry Giles resigned from the Board of Directors; and on October 12, Tjahjono Soerjodibroto resigned from the Board of Directors. At the time of this filing, pursuant to the November 21, 2000 order of the Delaware District Court, the Board of Directors consists of Michael Schaffer, Raj Singam, Waddy Stephenson, and Bosko Djordjevic.

                  On June 23, 2000, the Company closed the Private Placement transaction with Zilkha, issuing 1,000,000 shares of Series B Preferred Stock and the two warrants described above, in exchange for $10,000,000.

                  On July 13, 2000, subsequent to Closing, the Company wired JDI $500,000 on the assurance of JDI's representatives, including Dicky di Nata and Peter Gontha, was to be used as working capital of JDI. This was in addtion to the $200,000 wired to JDI on April 25, 2000 for the same purpose. By August 6, the Company came to believe, that, most, if not all,of this $700,000 was given personally to Peter Gontha, whose children own Alanberg and were sellers of JDI.

                  On August 4, 2000, Registrant wired an additional $200,000 to JDI, which was to be used as a short term loan to a company called Pacomnet, a start-up in business to business Internet banking and owned by the son of JDI's president, Dicky Di Nata and controlled by Peter Gontha. On September 10, 2000, Registrant called the loan pursuant to the terms of a signed agreement between Registrant and Pacomnet and was advised by Dicky di Nata, an officer of JDI who was not a representative of Pacomnet, that the Registrant was not entitled to the funds.

                  Although not announced until August 5, 2000, Indonesia's President Wahid issued a decree on July 20, 2000, banning new investments by foreigners in multimedia industries (including Internet related operations) and limiting foreign ownership in telecommunications companies to forty-nine percent (49%).

                  By mid-August, 2000, because of the unauthorized reimbursement of a substantial portion of JDI's working capital to certain individuals and because of the Presidential Decree, the Company's Directors began discussing the inability to move forward with JDI. Although the Internet portion of the decree was repealed within two weeks of its announcement, by that time the relationship between the two companies had deteriorated to the point that continuation of that relationship was severely jeopardized. This culminated in a September 18, 2000 Board of Directors resolution authorizing the CEO, Michael Schaffer, to explore in concept the unwinding of the transaction between JDI and the Company.


SUMMARY

                  By August 31, 2000 the Online Auction Site was operational but was no longer actively promoted by the Company. By October 31, 2000 the Company had moved the equipment that hosted the site from the Level III Data Center in San Diego, California to its corporate offices and was no longer actively selling its own merchandise on the site. The Advisory Board that had advised the Company on acquiring and promoting merchandise is also no longer active. By taking these actions, the Company eliminated almost all costs associated with maintaining the site. Although the site remains operational allowing consumers to post items on the site for auction, the activity on the site is minimal and the Company has no expectations that the site will generate significant revenue unless a decision is made to begin actively promoting the site again.

                  By August 5, 2000, because of the Indonesian Presidential decree and the deteriorating conditions in the relationship between JDI and the Company, the Company no longer had any active role in the business of JDI. It is not expected that condition change until the litigation is resolved and it is not known at that time what the relationship between the two companies will be.

                  The Company is in a position where it needs to evaluate a new business model that best utilizes its current assets and personnel. Several Internet related as well as non-Internet related possibilities have been reviewed but, with the current status quo order issued by the United States District Court for the District of Delaware, the Company can take no action until the litigation is resolved. It is not expected that the Company will make any decisions on its future business model until the litigation is resolved. Additionally, when a new direction is determined the Company does not know if its auction site will fit in that new business.

Item 7.  Financial Statements

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM, INC.)

                              FINANCIAL STATEMENTS
                                       AND
                                AUDITORS' REPORT

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999

                                    CONTENTS


                                                                           Page
                                                                           ----

AUDITORS' REPORT                                                             1

FINANCIAL STATEMENTS

     Balance Sheets                                                          2

     Statements of Operations                                                3

     Statements of Shareholders' Equity                                      4

     Statements of Cash Flows                                               5-6

     Notes to Financial Statements                                         7-22

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Asia Web Holdings, Inc.
(formerly AcuBid.com, Inc.)


We have audited the accompanying balance sheets of Asia Web Holdings, Inc. (formerly AcuBid.com, Inc.) as of August 31, 2000 and 1999, and the related statements of operations, shareholders' equity, cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Web Holdings, Inc. as of August 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As further discussed in Notes 1 and 8 to the financial statements, the Company is involved in significant litigation and is subject to a temporary restraining order that limits the Company's ability to operate.


                                      Israeloff, Trattner & Co. CPAs, P.C.

Valley Stream, New York
December 20, 2000, except for
   Note 8, as to which the date
   is December 28, 2000


                                         ASIA WEB HOLDINGS, INC.
                                       (FORMERLY ACUBID.COM, INC.)

                                             BALANCE SHEETS

                                        AUGUST 31, 2000 AND 1999

                                                 ASSETS
                                                                           2000                1999
                                                                     ---------------     ---------------
CURRENT ASSETS
     Cash and cash equivalents (Note 1)                              $   10,287,631      $    4,093,919
     Marketable securities (Note 1)                                       1,182,585                   -
     Inventory (Note 1)                                                           -             188,953
     Prepaid expenses                                                             -              60,000
     Due from officers and directors                                         42,452                   -
                                                                     ---------------     ---------------

              Total current assets                                       11,512,668           4,342,872
                                                                     ---------------     ---------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation (Notes 1 and 2)                                           156,117             196,487
                                                                     ---------------     ---------------

OTHER ASSETS
     Investment in closely held company, at cost (Note 1)                   100,000                   -
     Inventory (Note 1)                                                     142,389                   -
     Other                                                                    6,978              14,742
                                                                     ---------------     ---------------

              Total other assets                                            249,367              14,742
                                                                     ---------------     ---------------

              TOTAL ASSETS                                           $   11,918,152      $    4,554,101
                                                                     ===============     ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                $      146,169      $      121,602
     Accrued liabilities                                                    140,038              88,962
     Due to related parties (Note 3)                                         13,290              13,290
                                                                     ---------------     ---------------

              Total current liabilities                                     299,497             223,854
                                                                     ---------------     ---------------

OTHER PAYABLE (Note 6)                                                            -              53,437
                                                                     ---------------     ---------------

COMMITMENTS AND CONTINGENCIES (Note 8)

REDEEMABLE CUMULATIVE CONVERTIBLE
     PREFERRED STOCK; par value $.001; 10,000,000
     shares authorized; Series A; 6% cumulative; no shares
     issued and outstanding in 2000 and 3,800,000 shares
     issued and outstanding in 1999 (Note 9)                                      -           3,800,000
                                                                     ---------------     ---------------

SHAREHOLDERS' EQUITY (Notes 1, 4, 5, 10 and 11)
     Preferred stock, Series B; stated value $10 per
         share; 1,000,000 and no shares authorized, issued and
         outstanding in 2000 and 1999, respectively (Note 10)            10,000,000                   -
     Common stock; par value of $0.001 per share; 100,000,000
         and 50,00,000 shares authorized, in 2000 and 1999,
         respectively, 52,790,408 and 5,738,151 shares issued
         and outstanding in 2000 and 1999, respectively                      52,792               5,739
     Additional paid-in capital                                         101,639,006           9,300,786
     Investment in Indonesian Subsidiary, at cost,
         subject to recision                                            (88,000,000)                  -
     Accumulated deficit                                                (12,073,143)         (8,829,715)
                                                                     ---------------     ---------------

              Total shareholders' equity                                 11,618,655             476,810
                                                                     ---------------     ---------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $   11,918,152      $    4,554,101
                                                                     ===============     ===============

                         See accompanying notes to financial statements.


                                     ASIA WEB HOLDINGS, INC.
                                   (FORMERLY ACUBID.COM, INC.)

                                    STATEMENTS OF OPERATIONS

                          FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


                                                                       2000            1999
                                                                   ------------    ------------
Revenues                                                           $    36,122     $       840
Cost of revenues                                                       242,647               -
                                                                   ------------    ------------

         Gross profit (loss)                                          (206,525)            840
                                                                   ------------    ------------

Operating Costs and Expenses
     Selling, general and administrative, excluding depreciation
         (including $394,086 and $1,283,745 in 2000 and 1999
         in the form of common stock issued and stock options
         granted to employees and others for services provided)
         (Note 10)                                                   1,763,852       1,799,364
     Depreciation (Note 2)                                              83,503          39,458
                                                                   ------------    ------------

         Total operating costs and expenses                          1,847,355       1,838,822
                                                                   ------------    ------------

         Loss from Operations                                       (2,053,880)     (1,837,982)
                                                                   ------------    ------------

Other (Income) Expenses
     Interest expense                                                      878          13,211
     Dividend and interest income                                     (208,648)        (20,612)
     Litigation charge (Note 8)                                        100,000               -
     Realized and unrealized investment gains                          (71,323)         (4,575)
     Other                                                                 800             800
                                                                   ------------    ------------

         Total other expenses (income)                                (178,293)        (11,176)
                                                                   ------------    ------------

         Loss from continuing operations before discontinued
              operations and extraordinary items                    (1,875,587)     (1,826,806)

Loss from discontinued operations (Note 1)                          (1,367,841)              -
                                                                   ------------    ------------

         Loss before extraordinary items                            (3,243,428)     (1,826,806)

Extraordinary items
     Gain on debt forgiveness (Note 4)                                       -          72,745
     Loss on extinguishment of debt (Note 10)                                -        (120,421)
                                                                   ------------    ------------

         Net loss                                                   (3,243,428)     (1,874,482)

Preferred dividends                                                          -          19,000
Distribution to converting preferred shareholders in
     the form of common stock (Note 9)                                 788,960               -
                                                                   ------------    ------------

         Net loss applicable to common shareholders                $(4,032,388)    $(1,893,482)
                                                                   ============    ============

Net loss per common share - basic and diluted (Notes 1 and 12)

     Loss from continuing operations before extraordinary item     $     (0.17)   $      (0.46)

     Loss from discontinued operations                                   (0.08)              -

     Extraordinary items                                                     -           (0.01)
                                                                   ------------    ------------

     Net loss                                                      $     (0.25)    $     (0.47)
                                                                   ============    ============

                        See accompanying notes to financial statements.

                                                      ASIA WEB HOLDINGS, INC.
                                                    (FORMERLY ACUBID.COM, INC.)
                                                STATEMENTS OF SHAREHOLDERS' EQUITY
                                           FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


                                                                 Series B
                                                             Preferred Stock                  Common Stock            Additional
                                                      ------------------------------ -----------------------------     Paid-In
                                                         Shares         Amount          Shares          Amount         Capital
                                                      ------------- ---------------- --------------  ------------- -----------------

Balance, August 31, 1998                                         -   $            -      2,639,301   $      2,640   $     6,734,353

Shares issued in satisfaction of debt                            -                -        322,100            322           213,456

Shares issued in exchange for services                           -                -        456,000            456           571,664

Release of escrowed shares                                       -                -              -              -           193,375

Sale of stock in private placement offering,
     net of costs of $4,135                                      -                -      1,110,000          1,110           494,265

Exercise of stock purchase warrants                              -                -      1,162,500          1,163           530,880

Exercise of stock options                                        -                -        100,000            100            44,900

Options granted on common stock to
     employees and directors for services                        -                -              -              -           518,250

Cancellation of common shares issuance
     of shares of Series A preferred stock                       -                -        (51,750)           (52)               52

Forgiveness of debt                                              -                -              -              -            18,591

Net loss                                                         -                -              -              -                 -

Preferred dividends                                              -                -              -              -           (19,000)
                                                      ------------- ---------------- --------------  ------------- -----------------

Balance, August 31, 1999                                         -                -      5,738,151          5,739         9,300,786

Net loss for the period                                          -                -              -              -                 -

Settlement of liabilities by the issuance of
     common stock                                                -                -         57,739             58            60,879

Issuance of shares of common stock for services                  -                -         75,748             76           224,960

Preferred stock dividends                                        -                -              -              -           (59,250)

Exchange of Series A preferred shares for
     common stock                                                -                -      2,893,770          2,894         4,020,356

Issuance of shares of Series B preferred stock           1,000,000       10,000,000              -              -                 -

Issuance of common stock for stock of
     another company                                             -                -     44,000,000         44,000        87,956,000

Exercise of stock options                                        -                -         25,000             25            11,225

Options granted on common stock to
     employees and directors for services                        -                -              -              -           124,050
                                                      ------------- ---------------- --------------  ------------- -----------------

                                                         1,000,000   $   10,000,000     52,790,408   $     52,792   $   101,639,006
                                                      ============= ================ ==============  ============= =================

continued below

                                                         Investment In
                                                          Indonesian
                                                          Subsidiary
                                                          Subject to        Accumulated
                                                           Recision           Deficit           Total
                                                        ----------------  ---------------- ----------------

Balance, August 31, 1998                                  $           -    $   (6,955,233)  $     (218,240)

Shares issued in satisfaction of debt                                 -                 -          213,778

Shares issued in exchange for services                                -                 -          572,120

Release of escrowed shares                                            -                 -          193,375

Sale of stock in private placement offering,
     net of costs of $4,135                                           -                 -          495,375

Exercise of stock purchase warrants                                   -                 -          532,043

Exercise of stock options                                             -                 -           45,000

Options granted on common stock to
     employees and directors for services                             -                 -          518,250

Cancellation of common shares issuance
     of shares of Series A preferred stock                            -                 -                -

Forgiveness of debt                                                   -                 -           18,591

Net loss                                                              -        (1,874,482)      (1,874,482)

Preferred dividends                                                   -                 -          (19,000)
                                                        ----------------  ---------------- ----------------

Balance, August 31, 1999                                              -        (8,829,715)         476,810

Net loss for the period                                               -        (3,243,428)      (3,243,428)

Settlement of liabilities by the issuance of
     common stock                                                     -                 -           60,937

Issuance of shares of common stock for services                       -                 -          225,036

Preferred stock dividends                                             -                 -          (59,250)

Exchange of Series A preferred shares for
     common stock                                                     -                 -        4,023,250

Issuance of shares of Series B preferred stock                        -                 -       10,000,000

Issuance of common stock for stock of
     another company                                        (88,000,000)                -                -

Exercise of stock options                                             -                 -           11,250

Options granted on common stock to
     employees and directors for services                             -                 -          124,050
                                                        ----------------  ---------------- ----------------

                                                          $ (88,000,000)   $  (12,073,143)  $   11,618,655
                                                        ================  ================ ================

                 See accompanying notes to financial statements.


                                     ASIA WEB HOLDINGS, INC.
                                   (FORMERLY ACUBID.COM, INC.)

                                    STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


                                                                        2000           1999
                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       $(4,032,388)   $(1,874,482)
                                                                    ------------   ------------
     Adjustments to reconcile net loss to net cash
         provided (used) by operating activities:
              Loss from discontinued operations                       1,367,841              -
              Depreciation                                               83,503         39,458
              Amortization of debt discount                                   -         12,000
              Common shares issued as an incentive to
                  preferred shareholders                                788,960              -
              Shares issued and released from escrow
                  for compensation                                      225,036        765,495
              Options granted for compensation                          124,050        518,250
              Extraordinary gain on debt forgiveness                          -        (72,745)
              Extraordinary loss on extinguishment of debt                    -        120,421
              Changes in assets and liabilities:
                  Inventory                                              46,564       (188,953)
                  Prepaid expenses and other                             67,764        (60,000)
                  Accounts payable                                       24,568        102,194
                  Accrued liabilities                                   126,013         25,087
                  Due to related parties                                      -           (500)
                  Other payable                                         (53,437)        53,437
                  Due from officers and directors                       (42,452)             -
                                                                    ------------   ------------

                  Total adjustments                                   2,758,410      1,314,144
                                                                    ------------   ------------

                  Cash used by continuing operations                 (1,273,978)      (560,338)

                  Cash provided (used) by discontinued operations    (1,367,841)         8,045
                                                                    ------------   ------------

                  Net cash used by operating activities              (2,641,819)      (552,293)
                                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for property and equipment                                (43,134)      (236,076)
     Payments for marketable securities                              (1,182,585)             -
     Payments for investment in closely held company                   (100,000)             -
                                                                    ------------   ------------

                  Net cash used by investing activities              (1,325,719)      (236,076)
                                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of warrants                                       -        532,043
     Proceeds from exercise of options                                   11,250         45,000
     Net proceeds from issuance of common stock in
         a private placement                                                  -        495,375
     Proceeds from issuance of Series A redeemable
         preferred stock in a private placement                         150,000      3,800,000
     Proceeds from issuance of Series B preferred stock
         in a private placement                                      10,000,000              -
                                                                    ------------   ------------

                  Net cash provided by financing activities          10,161,250      4,872,418
                                                                    ------------   ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             6,193,712      4,084,049

CASH AND CASH EQUIVALENTS - beginning                                 4,093,919          9,870
                                                                    ------------   ------------

CASH AND CASH EQUIVALENTS - end                                     $10,287,631    $ 4,093,919
                                                                    ============   ============

                                See accompanying notes to financial statements.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM, INC.)

                            STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                      2000              1999
                                                 -------------     -------------
Cash paid during the year for:

     Interest                                    $        878      $      1,211




      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES



                                                        2000            1999
                                                   -------------   -------------

Common stock issued for settlement of debt         $     60,937    $    213,778
                                                   =============   =============

Common stock issued in exchange for Series A
     preferred stock and accrued dividends         $  4,023,250    $          -
                                                   =============   =============

Common stock issued in exchange for stock
     of Indonesian subsidiary                      $ 88,000,000    $          -
                                                   =============   =============

                 See accompanying notes to financial statements.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS AND ORGANIZATION

       Asia Web Holdings, Inc. (the "Company") was formed in Canada in 1983, as Sheen Minerals, Inc. It was subsequently incorporated under the laws of the state of Delaware in September 1993, as AcuVision Systems, Inc.

       Through August 1998, the Company marketed vision training products, the "AcuVision" product line. By fiscal 1998 year end, the Company concluded that future sales and business in the vision training market was too limited and that the costs of marketing and production too great. As a result, during fiscal 1999, management determined that the Company should discontinue the AcuVision line and restructure.

       In addition, during fiscal 1999, the Company changed its name to AcuBid.Com Inc. and expanded its business objective to include the development of a premier web site to facilitate the buying and selling of high-end collectibles. The Company started to accumulate an inventory of rare and hard to find items, which it began to auction to the public over its web site. In addition, the Company has developed and implemented the technological requirements needed to act as a broker to provide a venue for sellers and dealers to display their collectibles to potential purchasers throughout the world via the AcuBid.Com web site.

       In an effort to create a stronger and more diversified company with access to the Asian Internet market, on March 13, 2000 and as amended on March 24, 2000, the Company entered into a stock purchase agreement with Adisatrya Surya Sulisto, ("Seller" or "Sulisto"), owner of at least 90% of the issued and outstanding shares of Jaring Data Interaktif, ("JDI"), whereby the Company, through a wholly-owned subsidiary, Acubid Acquisition Corp., agreed to purchase 90% of JDI's stock in exchange for 44,000,000 shares of the Company's stock (approximately 80% of the Company). The agreement also provided that the Company contemplated entering into an arrangement with the Selim K. Zilkha Trust ("Zilkha" or the "Trust") wherein the Trust would purchase 5,000,000 shares of the Company's common stock in exchange for a $10,000,000 capital infusion through a private placement that would close simultaneously with the closing under the JDI agreement. The JDI transaction closed on June 20, 2000 when the market value of the Company's stock was approximately $2 and the Zilkha Private Placement closed June 23, 2000 (Notes 8 and 10). During May 2000, the Company's name was changed to Asia Web Holdings, Inc.

       Pursuant to a Sale and Purchase Agreement dated June 15, 2000, between Sulisto and Alanberg Pte. Ltd., a Singapore corporation ("Alanberg"), Alanberg assumed all of the duties, rights and obligations of Sulisto under the Amended and Restated Stock Purchase Agreement. Hereinafter, Sulisto, JDI and Alanberg individually and collectively referred to as JDI.

       Pursuant to the purchase agreement, JDI made several representations and warranties to the Company regarding their financial statements and regarding the laws of Indonesia. Between April and August 2000, the Company advanced $900,000 to JDI for working capital and other purposes. The Company believes that at least $700,000 of the advances was utilized personally and not applied to the needs of the JDI. Furthermore, on or about July 20, 2000, the government of Indonesia issued a presidential decree that had the effect of restricting foreign investment in Indonesian multi-media and Internet companies. Although the Internet portion of the decree was repealed within two weeks of its announcement, by that time the relationship between JDI and the Company had deteriorated to the point that continuation of that relationship was severely jeopardized.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

       Therefore, during November 2000, the Board of Directors of the Company concluded that the transaction was void. Accordingly, the value of the acquired JDI shares is included in the shareholders' equity section as an investment subject to recision On November 13, 2000, the Company filed a complaint in the United States District Court in Delaware which alleged that JDI engaged in a conspiracy to defraud the Company of approximately 80% of its stock ownership and of the loan for the additional $900,000. Among other relief, the Company is seeking a declaration that the transactions governed by the purchase agreement are void. On November 21, 2000, the Court granted a Temporary Restraining Order maintaining the status quo, finding that the Board of Directors in the interim, consisted of two Company members and two JDI members.

       Management feels that it is doubtful that they will recover the $900,000 advances. As such, the advances, together with all other expenses paid in connection with this transaction, are included in the statement of operations as loss from discontinued operations amounting to $1,367,841.

       Additionally, as of August 31, 2000, while the site remains operational, there is virtually no activity on the site and the Company is not actively promoting the auction site and has ceased selling Company owned inventory on its site.

       The Company is in a position where it needs to evaluate a new business model that best utilizes its assets and personnel, but with the current status quo order issued by the Court, the Company can take no action until the litigation is resolved. It is not expected that the Company will make any decisions on its future business model until the litigation is resolved. See Note 8 for further discussion of the JDI litigation.

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

       REVENUE RECOGNITION

       Revenues from items listed on the Company's on-line auction site are recognized at the time an item is sold.

       WEB SITE DEVELOPMENT COSTS

       Product development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's web site. Product development costs are expensed as incurred.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less. The Company has no requirements for compensating balances. At August 31, 2000, cash balances in excess of federally insured limits amounted to approximately $10,012,000.

       MARKETABLE SECURITIES

       Approximately $1,182,000 is maintained in a liquid asset management account which invests primarily in investment grade short-term commercial paper, corporate bonds and taxable auction rate notes.

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

       INVENTORY

       Inventory, consisting of sports memorabilia and other collectibles, is stated at the lower of cost (first-in; first-out) or market. The Company's management monitors inventory for slow moving items and makes necessary valuation adjustments when required. The Company has adjusted its inventory to its estimated net realizable value and has charged operations approximately $70,000 in fiscal 2000. Additionally, management has classified the inventory as a long-term asset at August 31, 2000.

       PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected lives, which range from three to five years. Expenditures for normal maintenance and repairs are charged to operations. Renewals and betterments that materially extend the life of the assets are capitalized.

       INVESTMENT IN CLOSELY HELD COMPANY

       During fiscal 2000, the Company purchased 100,000 shares of $.001 par value preferred stock of a closely held brokerage company for $100,000. Each share of the preferred stock is convertible into 2 shares of common stock at $.50 a share.

       This investment is carried at cost. There is no market for this investment, and it is impracticable to estimate fair value of the Company's investment however, audited year end financial statements as of June 30, 2000, reflect total shareholders' equity of approximately $168,000.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       FINANCIAL INSTRUMENTS

       The Company's financial instruments include cash, related party receivables and payables, and trade payables for which carrying amounts approximate fair value due to the relatively short maturity of these instruments. The carrying value of the Company's marketable securities approximates fair value based on quoted market prices.

       STOCK-BASED COMPENSATION

       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) requires that companies with stock-based compensation plans recognize compensation expense based on the "fair value" accounting method, or to apply the "intrinsic value" method provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and disclose pro forma net income assuming the fair value method had been applied.

       The Company has elected to adopt the disclosure-only provisions of SFAS 123 and, accordingly, computes compensation expense for employees as prescribed by APB 25. Under APB 25, compensation cost, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. For stock options granted to non-employees, expense is measured based on the fair value method prescribed by SFAS 123.

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

       ADVERTISING COSTS

       Advertising costs are charged to operations as they are incurred. Advertising expense was $53,111 and $82,153 for the years ended August 31, 2000 and 1999, respectively.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


2.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:
                                                             2000        1999
                                                          ----------  ----------

              Computer equipment and software             $  254,972  $  211,839
              Furniture                                       22,990      22,990
              Office equipment and other                      20,438      20,438
                                                          ----------  ----------
                                                             298,400     255,267
              Less:  Accumulated depreciation                142,283      58,780
                                                          ----------  ----------

                    Net property and equipment            $  156,117  $  196,487
                                                          ==========  ==========

       Depreciation expense for the years ended August 31, 2000 and 1999 was $83,503 and $39,458, respectively.

3.     DUE TO RELATED PARTIES

       The balances due to related parties of $13,290 at August 31, 2000 and 1999, are non-interest bearing with no specified due date.

4.     DEBENTURES PAYABLE

       In November 1997, the Company issued debentures totalling $125,000 to three individuals for $100,000 in cash and the retirement of a $25,000 note payable to an officer. The debentures bore interest at 10% per annum, payable quarterly commencing on March 1, 1998. Principal payments began on February 15, 1998 at the greater of 10% of the original principal amount per month or 50% of the gross proceeds received from the sale of AcuVision products during each month until paid.

       The debentures were issued with detachable, non-transferable warrants to purchase additional shares of the Company's common stock at one share for each $1.00 Canadian of the principal amount. The warrants were exercisable anytime at $0.40 Canadian per share through November 30, 1998, and $0.46 Canadian per share through November 30, 1999, at which time they expired. At the date of the transaction, this represented warrants to purchase 87,500 post-split common shares at $0.56 U.S. and $0.66 U.S. per share through these respective dates. The proceeds from the issuance of the debentures were allocated between the fair value of the debentures and the fair value of the warrants, and a related discount of $26,250 was recognized. The discount was amortized on an effective interest method over the life of the debentures.

       In March 1999, the Company retired two of the debentures and related accrued interest of approximately $78,980 in exchange for the issuance of 200,000 shares of its common stock. (See Note 10 for extraordinary loss recorded in connection with the exchange.) The remaining debenture with a principal balance of $67,500 was forgiven by the debenture holder and an extraordinary gain of $72,745, consisting of principal plus accrued interest, was recognized.

5.     NOTE PAYABLE - OFFICER

       The note payable to an officer for $25,000, with an interest rate of 10% per annum, was collateralized by all assets of the Company, with interest payable semi-annually, due July 25, 1998. In March 1999, the note and related accrued interest aggregating $26,417, was exchanged for 100,000 shares of the Company's common stock which approximated the carrying value of the debt.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999



6.     OTHER PAYABLE

       In October 1999, the Company agreed to issue a total of 41,739 shares of its common stock to a consultant as settlement of an amount due. Accordingly, the amount due to this consultant at August 31, 1999 (calculated based upon the fair value of the related common shares issued in October 1999) had been presented as a long-term liability. As of August 31, 2000, the liability has been settled and the shares issued.

7.     INCOME TAXES

       Significant components of the Company's deferred income tax assets and liabilities are as follows:
                                                              August 31,
                                                      --------------------------

                                                          2000          1999
                                                      ------------  ------------
           Deferred income tax assets:

               Net operating loss carryforward        $ 2,400,000   $   900,000
               Allowance for doubtful accounts              1,992         1,992
               Other                                          272           272
                                                      ------------  ------------

                    Total deferred income tax asset     2,402,264       902,264

               Valuation allowance                     (2,402,264)     (902,264)
                                                      ------------  ------------

                    Net deferred income tax asset     $         -   $         -
                                                      ============  ============

       Reconciliation of effective tax rate to the U.S. statutory rate is as follows:

                                                  For the Years Ended August 31,
                                                  -----------------------------

                                                       2000          1999
                                                   ------------  ------------

           Tax expense at U.S. statutory                (34.0)%       (34.0)%
           Change in valuation allowance                 34.0           34.0
                                                   ------------  ------------

                Effective income tax rate                 0.0 %         0.0 %
                                                   ============  ============

       The Company has available at August 31, 2000 federal net operating loss carryforwards of approximately $6,600,000. The net operating loss carryforward will begin to expire in 2009. A significant portion of prior period net operating losses were not related to United States tax jurisdiction as the Company was a foreign corporation through September 1993.

       Utilization of the deferred tax asset is dependent upon the Company having taxable profits in the future. A valuation allowance equal to the deferred tax asset has been provided since it is more likely than not that the net operating loss carryforward will expire before the Company is able to realize the benefit.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


8.     COMMITMENTS AND CONTINGENCIES

       Leases

       During 1999, the Company entered into an operating lease for its office space expiring May 31, 2002. The lease requires minimum annual rentals plus increases based on real estate taxes and operating costs. The Company, at its option, may renew the lease for one two-year period. Rental expense for the years ended August 31, 2000 and 1999 was $55,755 and $13,390, respectively.

       Future minimum annual rentals under the Company's non-cancellable operating leases with initial terms greater than one year are as follows:

              Year Ending August 31,
              ----------------------

                      2001                                $     61,465
                      2002                                      47,139
                                                          ------------

                                                          $    108,604
                                                          ============

       Employment Agreements

       In connection with the JDI transaction, on June 1, 2000, the Company entered into three employment agreements with officers of the Company. The agreements are for five years and include salary provisions that aggregate $334,000 per annum. As of August 31, 2000, the total salary commitment was $1,586,500. In addition, the officers received options to purchase an aggregate of 600,000 shares of common stock for $2.50 per share with vesting periods ranging from immediately upon issuance to five years.

       JDI Litigation

       On July 20, 2000, thirty days after closing the JDI transaction (Note 1), Indonesian Presidential Decree No. 96/2000 ("Decree") was issued banning foreign investments in Internet and media related industries. The Company after seeking advice and researching the implications of this Decree, concluded that the JDI transaction was void due to impossibility and frustration of purpose. The Company was not advised of the Decree by JDI until August 6, 2000. From April 25, 2000 through August 4, 2000, the Company advanced $900,000 to JDI and its affiliates for working capital and short-term borrowings. The Company believes that at least $700,000 of the advances were utilized personally and not applied to the needs of JDI.

       On November 6, 2000, a meeting of the Board of Directors was called and attended by three pre-acquisition members ("old" board members) and two members ("new" board members) chosen by JDI and contingently elected upon closing of the transaction. Two resolutions were considered:

         1. That because of the impossibility caused by the Decree and the theft and conversion of over $400,000 of the Company's money, the issuance of 44,000,000 of the Company's common stock was to be canceled.

         2. That the Company commence an action against Peter F. Gontha for his acts as a shareholder and an officer of JDI, specifically the theft and conversion of over $450,000.

      (Management now believes that the theft and conversion is at least $700,000.)

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


8.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

       JDI Litigation (Continued)

       Both resolutions were approved by the old board members, with only two of the three voting; the new members being advised that since the transaction was void and since they were considered interested directors under Delaware law, their votes would not be counted.

       On November 8, 2000, the old board of directors signed a unanimous written consent that acknowledged that the transaction between the Company and JDI was void and that the issuance of common stock was void and the stock was canceled.

       On November 8, 2000, the new board members attempted to take control of the Company by, among other actions, rescinding the actions taken at the November 6, 2000 board meeting, removal of the CEO, President and Vice President of Technical Development (the old board members), recision of these officers' banking authority, and the installation of new officers with signatory authority over the account holding the $10 million Zilkha proceeds.

       On November 13, 2000, after action by the old Board of Directors, the Company's attorneys filed a complaint in the United States District Court for the District of Delaware naming as defendants PT Jaring Data Interaktif, Peter F. Gontha, and others alleging securities fraud and other torts and seeking the return or $900,000 plus punitive damages.

       On November 21, 2000, the Company sought a Temporary Restraining Order restraining the Defendants in this Delaware action from attempting to exercise management and control over the Company. The Court granted a Temporary Restraining Order maintaining the status quo, finding that the Board of Directors in the interim consisted of two old members and two new members.

       As with any litigation, it is difficult to predict with any certainty how a case may turn out giving the variables of juror and juries and the potential for adverse rulings; however, the Company, based on the advice of legal counsel, believes it has a reasonable likelihood of obtaining a favorable outcome in this matter.

       Zilkha Litigation

       On October 11, 2000, Selim Zilkha, on behalf of the Selim Zilkha Trust, filed a lawsuit against the Company seeking the return of the $10 million invested in June 2000. The complaint asserts violations of the state and federal securities laws, as well as related causes of action. The Company has unequivocally denied the allegations.

       Zilkha sought relief through a temporary restraining order and a preliminary injunction to freeze $10 million of the Company's assets. On October 20, 2000, the U.S. District Court found that Zilkha's motion was without merit. The Court, in declining to freeze the $10 million, found that Zilkha's investment put him on the same footing as any other shareholder and thus had no lien or other legal rights over the Company's assets that would entitle him to an injunction.

       On November 3, 2000, the U.S. Court of Appeals granted Zilkha an emergency injunction and remanded the matter back to the District Court. On November 21, 2000, the District Court granted the preliminary injunction.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999

8.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

       Zilkha Litigation (Continued)

       On December 1, 2000, the District Court entered an order dismissing Zilkha's complaint for failure to state a claim upon which relief can be granted. At that time, the District Court did grant Zilkha until December 18, 2000 to amend the complaint.

       On December 18, 2000, Zilkha filed an amended complaint and on December 28, 2000, the Company filed its answer and counterclaim against Zilkha for breach of contract.

       As with any litigation, it is difficult to predict with any certainty how a case may turn out giving the variables of juror and juries and the potential for adverse rulings; however, the Company, based on the advice of legal counsel, believes it has a reasonable likelihood of obtaining a favorable outcome in this matter. Although the Company has vigorously been defending this case, it has been involved in numerous settlement discussions.

       Kurt Bevacqua Litigation

       The Company and three of its directors are defendants in a lawsuit alleging breach of contract, brought by a former member of its advisory board, Kurt Bevacqua. The plaintiff alleges that in return for serving on the Company's advisory board and persuading other well-known professional athletes to join the advisory board he was promised 50,000 shares of the Company's common stock and the option to purchase an additional 200,000 shares at $0.45 per share.

       The plaintiff is seeking damages in an unspecified amount. A limited amount of discovery has been conducted in this matter, and outside counsel for the Company has estimated the Company's exposure to approximate $100,000. The Company, accordingly, has charged operations $100,000 during the year ended August 31, 2000.

9. PRIVATE PLACEMENT OF 6% CUMULATIVE CONVERTIBLE REDEEMABLE SERIES A PREFERRED STOCK

       In July 1999, the Company initiated a private placement to sell 400 units at $10,000 per unit. Each unit consisted of 10,000 shares of 6% cumulative convertible redeemable Series A preferred stock and warrants to purchase 5,000 shares of the Company's common stock. Dividends are payable semi-annually. Each preferred share was convertible into .666 common shares in the first year, .4 shares in the second year, and .285 share thereafter. No preferred shares could utilize the conversion feature until six months after the offering had been concluded. The warrants to purchase common shares are exercisable at $2.00 per share in the first year and $3.00 per share thereafter. The warrants expire five years from the date of issue. The Company raised approximately $3,950,000 from this offering, of which $3,800,000 had been subscribed and received as of August 31, 1999 and $150,000 was received during the year ended August 31, 2000. Pursuant to the terms of the preferred stock, the Company was not permitted to declare or pay any dividends on its common stock unless all preferred dividends due have been paid.

       In January 2000, the Company commenced an exchange offer with its preferred share-holders. Pursuant thereto, the Company agreed to exchange each outstanding preferred share for common stock in the ratio set forth in the preferred stock purchase agreement, .666 common shares for each outstanding preferred share. Additionally, as an incentive to the preferred shareholders, the Company agreed to issue one additional common shares for every 10 common shares issued in the exchange.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


9. PRIVATE PLACEMENT OF 6% CUMULATIVE CONVERTIBLE REDEEMABLE SERIES A PREFERRED STOCK (CONTINUED)

       As of August 31, 2000, all 3,950,000 of these preferred shares were exchanged, which resulted in the issuance of 2,893,770 common shares. The number of shares issued as "incentive" shares amounted to 263,070. For accounting purposes, these shares have been recorded as a distribution to the preferred shareholders, net of accrued dividends due the preferred shareholders, which were cancelled in connection with the exchange offer.

10.    STOCKHOLDERS' EQUITY

       Private Placement of Series B Preferred Stock

       The Company's Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock, $0.001 par value. On June 20, 2000, the Company filed the Certificate of Designations of the Series B Preferred with the Delaware Secretary of State. The preferred shares have a stated value of $10.00 per share, rank senior to all other securities of the Company, including common shares and later authorized classes, have a liquidation preference, and are convertible, at any time into five common shares for each preferred share. The preferred shares also contain an economic anti-dilution provision in the event that the Company sells common stock at a more advantageous price than $2.00 per share within ten years of the issuance of the preferred shares.

       On June 23, 2000, the Company closed a private placement to sell 1,000,000 shares of their Series B Preferred Stock (convertible into 5,000,000 common shares) to one investor, Selim Zilkha (see Note 8), at the stated value of $10.00 per share for $10,000,000. Attached to this sale of preferred stock, the investor received a warrant to purchase an additional 5,000,000 shares of common stock exercisable at $2.00 per share for the first three years after the closing of the transaction and $4.00 per share for an additional two years thereafter. Additionally, the investor received a second warrant to purchase an additional 2,000,000 shares of common stock exercisable at $5.00 per share for five years after the closing of the transaction.

       Common Shares Issued for Settlement of Debt

       During March 1999, the Company restructured certain liabilities. Debentures outstanding at their face amount of $75,000, and related accrued interest of $8,389, were extinguished in exchange for which the debenture holders were issued an aggregate of 300,000 shares of the Company's common stock (See Notes 4 and 5).

       Additionally, outstanding professional fees of approximately $9,900 were settled by the issuance of 22,100 shares of common stock to the creditor.

       In connection with the debt settlements referred to above, the excess of the fair value of the common shares issued, less the recorded value of the liabilities settled, in the amount of $120,421 has been reflected as an extraordinary loss in the accompanying statement of operations for 1999.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


10.    STOCKHOLDERS' EQUITY (CONTINUED)

       Common Stock Issued in Exchange for Services

       In March 1999, the Company issued an aggregate of 355,000 shares of its common stock to certain officers (200,000 shares), members of the Company's advisory board (70,000 shares) and consultants (85,000 shares) for services previously rendered to the Company. Compensation expense, which was based on the estimated fair value of the shares issued at the time of issuance ($.65 per share or $230,750) was recorded at that time.

       In April 1999, 31,000 shares of the Company's common stock were issued to consultants. The estimated fair value of the shares ($2.02 per share) was recorded at the time resulting in a charge to operations of $62,620.

       In July 1999, an aggregate of 40,000 shares of the Company's common stock was issued to consultants and compensation expense recorded in the amount of $170,000 based on the fair market value of such shares at the time of issuance.

       In connection with an agreement between the Company and a consultant in August 1999, 30,000 shares of common stock were issued to the consultant. The fair value of such shares issued, based on the price of the common stock, $108,750, was charged to operations. Additionally, the Company agreed to compensate the consultant with 70% of the proceeds (as defined) of all memorabilia sold by the Company pursuant to the agreement. No amounts are due under this provision.

       In October 1999, the Company agreed to issue a total of 57,739 shares of its common stock to a consultant as settlement of an amount due of $60,937.

       During the year ended August 31, 2000, the Company issued 75,748 shares of its common stock for services provided to the Company in the amount of $225,036. The shares were valued at the market value of the Company's common stock on the date that they were issued.

       Common Shares Released from Escrow

       In August 1999, the Company's Board of Directors approved the release of 59,500 shares of the Company's common stock originally issued to an officer and previously held in escrow. The release of the shares resulted in a charge to operations of $193,375 based on the fair market value of the shares.

       Private Placements of Common Stock

       In March 1999, the Company completed the sale of 111 units at $4,500 per unit in a private placement offering. Each unit consisted of 10,000 shares of its common stock and 1 warrant to purchase 10,000 shares of common stock at $0.45 per share. The warrants were exercisable at any time, and all warrants issued were exercised. Accordingly, the Company issued 2,220,000 shares of its common stock and received proceeds of $994,865, net of $4,135 of related costs.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


10.    STOCKHOLDERS' EQUITY (CONTINUED)

       Warrants

       In fiscal 1997, the Company, in connection with a private placement, issued warrants to purchase 100,000 shares of its common stock. The warrants were immediately exercisable. The warrants expired unexercised in February 1999.

       In November 1997, the Company issued debentures with detachable, non-transferable warrants to purchase 87,500 shares of its common stock (Note 4). These warrants were immediately exercisable on issuance. During fiscal 2000, 35,000 of these warrants expired and 52,500 were exercised in fiscal 1999.

       The Company issued 1,975,000 common stock purchase warrants (75,000 and 1,900,000 in fiscal 2000 and 1999, respectively) in connection with the issuance of its 6% convertible redeemable Series A preferred stock (Note
       9). The warrants, which expire five years from the date of the preferred stock offering, can be exercised commencing six months after the offering for a period of twelve months for $2.00 per share. Thereafter, until they expire, the warrants can be exercised for $3.00 per share.

       In addition, the Company issued 7,000,000 common stock purchase warrants in connection with the issuance of the Series B convertible preferred stock (Note 10). The first 5,000,000 of these warrants are exercisable for $2.00 per share for three years and thereafter at $4.00 per share for two years. The remaining 2,000,000 warrants are exercisable for a period of five years at $5 per share.

       The following summarizes information about warrants granted and outstanding at August 31, 2000 and 1999, and changes during the years then ended.

                                               For the Year Ended                For the Year Ended
                                                 August 31, 2000                   August 31, 1999
                                          ----------------------------      ----------------------------
                                                              Weighted                         Weighted
                                                               Average                           Average
                                                              Exercise                         Exercise
                                           Warrants            Price         Warrants            Price
                                         -----------        -----------    -----------       -----------

       Outstanding,
           beginning of year              1,935,000         $     1.97        187,500        $     0.89
                Granted                   7,075,000               2.85      1,900,000              2.00
                Exercised                         -                  -        (52,500)             0.56
                Cancelled/expired           (35,000)              0.56       (100,000)             1.18
                                         -----------        -----------    -----------       -----------

       Outstanding, end of year           8,975,000         $     2.67      1,935,000        $     1.97
                                         ===========        ===========    ===========       ===========

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


10.    STOCKHOLDERS' EQUITY (CONTINUED)

       Stock Options

       The Company granted options to purchase shares of its common stock as indicated below. The options were fully vested on the dates of grant.

       During 1999, the Company granted options to certain employees, directors and consultants to purchase 735,000 shares of common stock at exercise prices ranging from $.45 to $2.50 per share. The options expire between two and three years from the time of the grant. Compensation expense amounted to approximately $518,250. For the years ended August 31, 2000 and 1999, 25,000, and 100,000 options had been exercised, respectively.

       During 2000, the Company granted options to certain officers and advisory board members to purchase 635,000 shares of common stock at prices ranging from $.87 to $2.50. The options expire between 2 and 10 years from the date of the grant. Compensation expense amounted to approximately $120,000. As of August 31, 2000, none of these options had been exercised.

       The following summarizes information about stock options granted and outstanding at August 31, 2000 and 1999, and changes during the years then ended.

                                               For the Year Ended                For the Year Ended
                                                 August 31, 2000                   August 31, 1999
                                         ------------------------------    -----------------------------
                                                              Weighted                         Weighted
                                                               Average                          Average
                                                              Exercise                         Exercise
                                           Options             Price         Options            Price
                                         -----------        -----------    -----------       -----------
       Outstanding,
           beginning of year                635,000         $     0.75              -        $     0.00
                Granted                     635,000               2.43        735,000              0.71
                Exercised                   (25,000)             (0.45)      (100,000)            (0.45)
                                         -----------        -----------    -----------       -----------


       Outstanding, end of year           1,245,000         $     1.61        635,000        $     0.75
                                         ===========        ===========    ===========       ===========

       The weighted average assumptions used to calculate the fair value of the stock options granted in 2000 and 1999 pursuant to the Black-Scholes option pricing model were:

                                                      2000             1999
                                                  ------------     ------------

              Dividend yield                           0%               0%
              Risk free interest rate                 5.25%            4.74%
              Volatility                              158%             269%
              Expected contractual life            2-10 Years        2.5 Years

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


10.    STOCKHOLDERS' EQUITY (CONTINUED)

       Stock Options (Continued)

       Had compensation cost for employee stock options been determined consistent with SFAS 123, the Company's net loss and loss per share would have been as follows:

                                                   2000            1999
                                              --------------  --------------

       Net loss, as reported                  $  (3,243,428)  $  (1,874,482)
       Pro forma net loss                        (4,185,428)     (2,010,482)
       Basic and diluted net loss
        per share, as reported                        (0.25)          (0.47)
       Pro forma basic and diluted
        net loss per share                            (0.26)          (0.50)

11.    INCENTIVE EQUITY PLANS

       During August 1999, the Company adopted its 1999 Incentive Equity Plan ("Incentive Plan") and the 1999 Stock Option Plan for Non-Employee Directors ("Directors Plan").

       Officers, including officers who are members of the Board of Directors, and other key employees of and consultants to the Company may be selected by a Committee of the Board of Directors, consisting of no less than two members of the Board to receive benefits under the Incentive Plan.

       The Incentive Plan authorizes the granting of options to purchase shares of common stock ("Option Rights"), stock appreciation rights ("Appreciation Rights"), restricted shares ("Restricted Shares"), deferred shares ("Deferred Shares"), performance shares ("Performance Shares") and performance units ("Performance Units").

       Subject to adjustment as provided in the Incentive Plan, the number of shares of common stock that may be issued or transferred, plus the amount of shares of common stock covered by outstanding awards granted under the Incentive plan, shall not in the aggregate exceed 1,500,000 shares. The number of Performance Units granted under the Incentive plan shall not in the aggregate exceed 100,000. The number of shares of common stock granted under the Incentive Plan to any individual in any calendar year shall not in the aggregate exceed 100,000. As of August 31, 1999, no options have been granted pursuant to the incentive equity plans. Pursuant to employment contracts, as discussed in Note 8, options for 600,000 shares were issued during the year ended August 31, 2000.

       Option Rights

       The Company may grant Option Rights that entitle the optionee to purchase shares of common stock at a price less than, equal to or greater than market value on the date of grant.

       The exercise price for nonqualified stock options granted may not be less than 85% of the fair market value per share of common stock on the date of grant. The exercise price for Incentive Stock Options ("ISOs") may not be less than the fair market value per share of common stock on the date, and ISOs granted to persons owning more than 10% of the Company's voting stock must have an exercise price of not less than 110% of the fair market value per share of common stock on the date of grant. All options granted must be exercised within ten years of grant, except that ISOs granted to 10% or more stockholders must be exercised within five years of grant. The aggregate market value (as determined as of the date of grant) of the common stock for which any optionee may be awarded ISOs which are first exercisable by such optionee during any calendar year may not exceed $100,000.

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


11.    INCENTIVE EQUITY PLANS (CONTINUED)

       Appreciation Rights

       Appreciation Rights granted under the Incentive Plan may be either free-standing or granted in tandem with Option Rights. An Appreciation Right represents the right to receive from the Company the difference ("Spread"), or a percentage thereof not in excess of 100 percent, between the base price per share of common stock in the case of a free-standing Appreciation Right, or the option price of the related Option Right in the case of a tandem Appreciation Right, and the market value of the common stock on the date of exercise of the Appreciation Right. Tandem Appreciation Rights may only be exercised at a time when the related Option Right is exercisable and the Spread is positive, and the exercise of a tandem Appreciation Right requires the surrender of the related Option Right for cancellation.

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

       The Directors Plan

       The Directors Plan will be administered by a committee of the Board of Directors, consisting of no less than two members of the Board. Only members of the Board of Directors who are not employees of the Company (each a "Director") will be eligible to participate in the Directors Plan.

       Subject to adjustment as described below, the number of shares issued or transferred, plus the number of shares covered by outstanding options under the Directors Plan shall not exceed 250,000 shares of common stock. Shares of common stock covered by an option, which is cancelled or terminated, will again be available to be issued or to be the subject of a stock option granted under the Directors Plan.

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

                             ASIA WEB HOLDINGS, INC.
                           (FORMERLY ACUBID.COM, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999


12.    LOSS PER SHARE

       The computations of net loss per common share for the years ended August 31, 2000 and 1999 are as follows:

                                                                                     2000               1999
                                                                                -------------      -------------

              Loss from continuing operations before
                  extraordinary items                                           $ (1,875,587)      $ (1,826,806)

              Less:   Distributions to converting preferred
                         shareholders in the form of common
                         stock                                                       788,960                  -

              Less:   Preferred dividends                                                  -             19,000
                                                                                -------------      -------------

              Loss from continuing operations applicable to
                  common shareholders before extraordinary
                  items                                                         $ (2,664,547)      $ (1,845,806)
                                                                                =============      =============

              Weighted average number of common shares
                  outstanding - basic and diluted                                 15,886,473          4,040,496
                                                                                =============      =============

              Basic and diluted loss from continuing operations
                  per common share before extraordinary items                   $      (0.17)      $      (0.46)

              Loss from discontinued operations                                        (0.08)                 -
              Extraordinary items                                                          -              (0.01)
                                                                                -------------      ------------

                  Net loss                                                      $      (0.25)      $      (0.47)
                                                                                =============      =============

       The effect of the potentially dilutive securities listed below were not included in the computation of diluted loss per share, because to do so would have been antidilutive for the periods presented.
                                                                                     2000               1999
                                                                                -------------      ------------

       Shares of common stock issuable under:

           Stock options                                                          1,245,000           635,000
           Common stock purchase warrants                                         8,975,000         1,935,000

                                       22

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                  Within the two most recent fiscal years, there have been no changes in or disagreements with Accountants on Accounting and Financial Disclosure.


                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

                  The following table sets forth the names of the directors and Named Executive Officers (as defined herein) as well as their ages, the year in which each director became a director of the Company and the year in which their terms as director of the Company expire. There are no significant employees who are not officers or directors.


Name and Position                                                 Age         Director Since       Term Expires
-----------------                                                 ---         --------------       ------------
Michael A. Schaffer (1) (4)                                       58          1994                 2001
Chief Executive Officer and Director

Waddy Stephenson (1)                                              40          1999                 2001
Vice President of Technical Development and Director

Lawrence C. Schaffer (1) (4)                                      32          1994                 2001
Director and President

Gordon C. Holterman (2) (5)                                       34          2000                 2001
Director

Terry Giles (2) (5)                                               51          2000                 2001
Director

Raj Singham (2) (3) (5)                                           54          2000                 2001
Director

Tjahjono Soerjodibroto (2) (5)                                    47          2000                 2001
Director

Bosko Djordjevic (2) (3) (5)                                      46          2000                 2001
Director

William H. Millard                                                68          2000                 2001
Director

(1) Michael A. Schaffer, Waddy Stephenson, and Lawrence Schaffer were officers and directors, as indicated, prior to the Company's annual meeting on May 22, 2000. After the annual meeting, Lawrence Schaffer remained as the Company's President and Michael Schaffer and Waddy Stephenson remained as directors. Old Management contends that the acquisition was void not later than July 20, 2000, one month after closing, and as such, Lawrence Schaffer, Michael Schaffer and Waddy Stephenson would retain their original positions. Presently, Michael Schaffer and Waddy Stephenson continue to serve on the Board of Directors pursuant to the order entered on November 21, 2000 by the United States District Court for the District of Delaware.

(2) Gordon Holterman resigned from the Board of Directors on July 21, 2000. Terry Giles, and William H. Millard resigned from the Board of Directors on September 18, 2000. Tjahohano Soerjodibroto resigned from the Board of Directors on October 12, 2000. Upon resignation, any and all stock options granted to such directors were cancelled. Old Management contends that the acquisition was void not later than July 20, 2000, one month after closing, and as such, the election of all directors at the direction of Alanberg was void ab initio.

(3) Raj Singham and Bosko Djordjevic continue to serve on the Board of Directors pursuant to the order entered on November 21, 2000 by the United States District Court for the District of Delaware.

(4) Michael Schaffer and Lawrence Schaffer are father and son, respectively.

(5) After the breakdown in the relationship with JDI on or about August 6, 2000, no further information has been provided to the Registrant as to these directors. As such, Registrant has no knowledge as to whether any of these directors, since the Proxy Statement dated May 3, 2000 have been involved in Certain Legal Proceedings.

BIOGRAPHIES OF DIRECTORS,  AND EXECUTIVE OFFICERS

                  With respect to the biographies of Gordon C. Holterman, Terry
M. Giles, R.Raj Singham, Tjahjono Soerjodibroto, Bosko Djordjevic, and William
H. Millard, due to the circumstances described in Item 3, Legal Proceedings, the Company has been unable to obtain updated information beyond what was presented in the Company's Proxy Statement filed May 3, 2000.

         MICHAEL A. SCHAFFER, 58, Chairman of the Board and Chief Executive Officer.Mr. Schaffer joined the Company in April 1994 (when it was known as International AcuVision Systems, Inc.) as its Chief Executive Officer and a Director. Since April 1999, Mr. Schaffer has devoted most of his time to the Company's business. Mr. Schaffer was one of the founders of WebGalaxy, Inc. a publicly traded Internet Service Provider based in Silver Spring, Maryland, and was an Officer and Director of WebGalaxy, Inc. from October,1997 to March, 1999. In April, 2000, Mr. Schaffer was again elected to the Board of Directors of Web Galaxy, Inc., and will hold that position until the Company's next annual meeting. Since 1988, Mr. Schaffer has served as a Director and Officer of Consolidated Golden Quail Resources, Ltd. ("Golden Quail"), a publicly traded mining company that developed gold reserves claims in excess of 200,000 ounces in the East Mojave Desert. Initially, the Golden Quail claims were under the jurisdiction of United States Bureau of Land Management. Pursuant to the California Desert Protection Act of 1994 the claims became part of the East Mojave Preserve and were transferred to the United States National Park Service. After the legislation the Company has attempted to establish the economics of its project under National Park Department rules; to date these attempts have been unsuccessful. Accordingly, Mr. Schaffer devotes minimal such time to the business of Golden Quail. Since 1975, Mr. Schaffer has also been a private investor. In addition, since 1970, Mr. Schaffer has had a high degree of involvement with collectibles, such as rare stamps, American art and sports memorabilia. Mr. Schaffer received a Bachelor of Arts degree from Hunter College and a Juris Doctorate from Brooklyn Law School. Mr. Schaffer was admitted to the practice of law in the state of New York in 1967 and practiced law through 1972.

         LAWRENCE C. SCHAFFER, 32, Director and President. Mr. Schaffer has served as President and Director of the Company since June 1994 (when it was known as International AcuVision Systems, Inc.). Mr. Schaffer was a Director until the time of the Company's May 22, 2000 annual meeting. If the acquisition of PT. Jaring Data Interaktif is void, Mr. Schaffer would revert to being a Director until the next annual meeting. Since July 1999, Mr. Schaffer has devoted the majority of his time and effort to the Company's business. From March 1997 to July 1999, Mr. Schaffer devoted the majority of his time to his position as an Officer and Director of WebGalaxy, Inc., a publicly traded Internet Service Provider of which Mr. Schaffer was a founding member. Mr. Schaffer resigned from the Board of Directors of WebGalaxy, Inc. in December 1999 and as an Officer in July 1999. In April 2000, Mr. Schaffer was again elected to the Board of Directors of WebGalaxy, Inc., and will hold that position until that company's next annual meeting. In addition, Mr. Schaffer has five years of experience in administration and marketing for several small cap public companies. Mr. Schaffer received a Bachelor of Arts Degree from the University of Arizona in 1991.

         WADDY STEPHENSON, 40, Director and Vice President of Technical Development. Mr. Stephenson joined AcuBid as a Director in March, 1999. Since May, 1999, Mr. Stephenson has been AcuBid's Vice President of Technical Development, overseeing all of the technical acquisitions and development of the Company. Mr. Stephenson has fifteen years of experience working on client/server based applications. Since 1986, Mr. Stephenson has worked on Internet based applications for both commercial and Government agencies, including DirecTV, InfusionCom, and the United States Marine Corps. Mr. Stephenson is also the sole shareholder of Software Initiatives, a software consulting firm and continues to provide consulting to other companies through Software Initiative. Mr. Stephenson received a Bachelors Degree in Computer Science and Mathematics from the University of North Florida in 1985.

         GORDON C. HOLTERMAN, 34, Mr. Holterman is the President of San Francisco Sentry Relative Value Advisors, part of the San Francisco Sentry Investment Group. Mr. Holterman splits his time between San Francisco and Singapore focussing on Investment opportunities in Southeast Asia. Prior to S.F. Sentry, Mr. Holterman was the Chief Operating Officer for Farallon Fixed Income Associates in Cambridge, MA. Mr. Holterman was also previously a Director of Swiss Bank Corporation, where he managed the West Coast Capital Markets effort. Mr. Holterman began his career as an attorney in the Mergers and Acquisitions Group of Skadden, Arps, Slate, Meagher and Flom, San Francisco. Mr. Holterman received his J.D. from Stanford Law School and holds a B.S. in electrical engineering and computer science from the Massachusetts Institute of Technology.

         TERRY M. GILES, 51, A highly successful attorney since 1975, Mr. Giles founded and built his law firm in California, handling civil and criminal cases alike in 22 states and 3 countries. His cases have been high profile with extensive media coverage, including several books. Mr. Giles is the owner of Tekniko Licensing Corporation, which licenses intellectual properties throughout the world. Mr. Giles resides on several boards, including Merchant House Inc., Pacific Biometrics Inc., Pepperdine University Board of Regents, and the Horatio Alger Association of Distinguished Americans, where he is the Vice President of this most prestigious board. He co-founded The Giles Foundation in 1987, a non-profit charitable foundation. After getting his BA from California State University at Fullerton, Mr. Giles moved on to Pepperdine University School of Law where he received his Juris Doctorate in 1974.

         R. RAJ SINGHAM, 54, Mr. Singham is the Senior Partner of Drew and Napier of Singapore where he has been since 1971. His practice includes Trial and Appellate Litigation in the areas of Company Banking Industry and Partnership Law, arbitration, building contracts, property rights injunctions, and administrative law. Mr. Singam is currently a Director of United Pulp and Paper Company. He serves as a Director on ABR Ltd's board and on its Audit Committee. He is Barrister-at-Law at the Middle Temple in London and was appointed Honorary Legal Advisor to the British High Commission and Panel Member of the U.S. Embassy. Mr. Singam is a member of several prominent boards and associations including the International Bar Association, and Singapore Institute of Directors to name a few.

         TJAHJONO SOERJODIBROTO, 47, In 1999, Mr. Soerjodibroto was named the President Commissioner of PT Tunas Sepadan Investama, a holding company based in Jakarta specializing in corporate restructuring and asset disposal. Concurrently, Mr. Soerjodibroto is the President commissioner of the multi-media production company, PT Yasawirya Tama Cipta, also in Jakarta, he has held this post since 1996. As President and CEO of PT Indosat from 1991 - 1999, Mr.

Soerjodibroto brought this telecommunications company monumental success with its IPO listing on the New York Stock Exchange in 1994, making it the most successful Indonesian Company listed in the international capital market. Some of the prestigious awards bestowed PT Indosat were, BEST CEO IN INDONESIA, ASIA'S MOST ADMIRED COMPANY, and BEST MANAGED COMPANY to name a few. Mr. Soerjodibroto began his illustrious career with IBM Indonesia back in 1976. In 15 years with IBM, he specialized in transportation industry applications before settling in as an education expert, taking over training for all new recruits of IBM Bangkok, Hong Kong, and Bangladesh. Tjahjono Soerjodibroto graduated from Bandung Institute of Technology with a major in electronics engineering, and continued his education at the University of Southern California in Los Angeles, receiving his MBA in 1990 majoring in International Business.

         BOSKO DJORDJEVIC. 46, Mr. Djordjevic, a Californian Investor, is a Founder and a Director of LIPID Sciences Inc., a medical technology company based in Los Angeles.

         WILLIAM H. MILLARD 68. Mr. Millard is an entreprenuer and early pioneer of the personal computer industry. Since 1985, Mr. Millard has been a private investor. He was the founder and former Chairman (1976-1985) of Computer Land Corporation, which was, during his Chairmanship, the largest retailer of personal computers in the world.


Item 10. Executive Compensation

                  The following Summary Compensation Table indicates the cash compensation, as well as other compensation, paid or accrued, for the period September 1, 1998 through August 31, 1999 to the Officers and Directors of the Company. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in the applicable period. The following information includes the dollar value of base salaries bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                                                     Long Term Compensation
                                                       -------------------------------------------------
                        Annual Compensation                      Awards                    Payouts
               -----------------------------------     -------------------------    --------------------
(a)            (b)     (c)         (d)     (e)         (f)           (g)            (h)        (i)

                                           Other                     Securities
Name                                       Annual      Restricted      Under-                  All Other
and                                        Compen-       Stock          lying         LTIP      Compen-
Principal              Salary     Bonus    sation       Award(s)      Options/       Payouts    sation
Position       Year      ($)       ($)       ($)          ($)          SARs(#)         ($)        ($)
------------   ----    -------    -----    -------     ----------    -----------    --------   ---------
Michael        2000     $120,000   -0-      (1)         -0-           -0-            -0-        -0-
Schaffer
--------
CEO
Director

Lawrence       2000     $82,000    -0-      (1)         -0-           -0-            -0-        -0-
Schaffer
--------
President
Director

Norman         2000     $85,000    -0-      -0-         -0-           -0-            -0-        -0-
Schwartz
--------
CFO &
VP Finance
Director

Waddy          2000     $100,173   -0-      (1)         -0-           -0-            -0-        -0-
Stephenson
--------
VP Technical
Director

Richard        2000     $23,625    -0-      (1)         $5000          -0-           -0-        -0-
Schwartz
--------
VP Marketing

----------
(1) No amounts are shown in the table with respect to any other perquisites paid to any named officer because the aggregate amount of such perquisites (e.g. auto allowance) did not exceed the lesser of (i) $50,000 or (ii) 10% of the total annual salary and bonus of any named officer.

(2) While the employment agreement of Tjahano Soerjodibroto, Chairman of the Board, provided that he receive an annual salary of $200,000 and options to purchase 150,000 shares of Common Stock at $2.00 per share, vesting at the rate of 30,000 shares at the end of each year of service. Due to his resignation, Mr. Soerjodibroto did not receive any compensation.


STOCK OPTIONS

                 Option/SAR Grants in the Period 9/1/99 through   8/31/00
  ------------------------------------------------------------------------------------------------
(a)                (b)                       (c)                       (d)                (e)
                  Number of                 % of Total
                  Securities                Options/SARs
                  Underlying                Granted to                 Exercise or
                  Options/SARs              Employees in               Base             Expiration
Name              Granted (#)               Fiscal Year(4)             Price ($/Sh)     Date
--------------------------------------------------------------------------------------------------
Michael
Schaffer(1)       500,000                   78.7%                      2.50             6/1/10

Lawrence
Schaffer          N/A                        N/A                       N/A              N/A

Waddy
Stephenson(2)     100,000                    15.75%                    $2.50            6/1/10

----------
         (1) Of those 500,000 options, 300,000 are non-qualified options and subject to the terms of a Stock Option Agreement also executed on June 1, 2000. The remaining 200,000 options are incentive equity options and subject to the terms of the Company's Incentive Equity Plan. The non-qualified options vest at a rate of 150,000 per year, the first vesting commencing immediately with the signing of the employment agreement. The exercise price for the non-qualified options shall be $2.50 per share. The incentive equity options vest at a rate of 40,000 per year, the first vesting commencing immediately with the signing of the employment agreement.

         (2) Mr. Stephenson was granted options to purchase 100,000 shares of common stock. These options are incentive equity options, subject to the terms of the Company's Incentive Equity Plan, and vest at a rate of 40,000 per year, the first vesting commencing immediately with the signing of the employment agreement.


                              Aggregated Option/SAR Exercises in the Last Fiscal Year
                                       and Fiscal Year End Option/SAR Values

         (a)                (b)                       (c)                       (d)                (e)
                                                                                Number of
                                                                                Securities       Value of
                                                                                Underlying       Unexercised
                                                                                Unexercised      In-the-Money
                                                                                Options/SARs     Options/SARs
                                                                                at FY-End (#)    at FY-End ($)
                           Shares Acquired                                      Exercisable/     Exercisable/
         Name              on Exercise (#)           Value Realized($)          Unexercisable    Unexercisable
--------------------------------------------------------------------------------------------------------------

         Michael                                                                190,000/
         Schaffer          -0-                       -0-                        310,000          $0/0

         Lawrence
         Schaffer (1)      -0-                       -0-                        100,000/0        $0/0

         Norman
         Schwartz (1)      -0-                       -0-                        100,000/0        $0/0

         Waddy                                                                  140,000/
         Stephenson (1)    -0-                       -0-                        60,000           $0/0

                  The value of unexercised in-the-money options is based upon a fair market value of the stock on August 31, 2000 of $0.437, the closing price in the OTC market on that date.

                  The Company has compensation plans involving long-term incentive or deferred pension or profit sharing plans for it executive officers. The Board of Directors approved an Incentive Equity Plan and a Stock Option Plan for Non-Employee Directors, were approved by the Shareholders at the May 22, 2000 meeting. Stock options and stock compensation award may be granted to employees, officers and directors from time to time at the discretion of the Board of Directors. See, "Stock Option and Compensation Plans" below.

                  Employment Agreements
                  ---------------------

                  Between May 22, 2000 and June 28, Registrant entered into the following agreements with the officers and directors, including some of the directors whose election was to be effective upon closing:

                  Michael Schaffer

                  An employment agreement between Michael Schaffer and Asia Web Holdings, Inc was entered into on June 1, 2000. In return for his serving as Chief Executive Officer for the next five years, Mr. Schaffer will receive an annual salary of $150,000 plus a monthly car allowance of $500. Additionally, in the employment agreement, Mr. Schaffer was granted options to purchase 500,000 shares of common stock. Of those 500,000 options, 300,000 are non-qualified options and subject to the terms of a Stock Option Agreement also executed on June 1, 2000. The remaining 200,000 options are incentive equity options and subject to the terms of the Company's Incentive Equity Plan. The non-qualified options vest at a rate of 150,000 per year, the first vesting commencing immediately with the signing of the employment agreement. The exercise price for the non-qualified options shall be $2.50 per share. The incentive equity options vest at a rate of 40,000 per year, the first vesting commencing immediately with the signing of the employment agreement. The exercise price for the incentive equity options is $2.50 per share. No additional director compensation is presently provided to Mr. Schaffer. In the event Mr. Schaffer is terminated by the Registrant without cause, Registrant is obligated to pay Mr. Schaffer: (a) an amount equal to one and one half times one year of the his base salary if his employment is terminated within the first year; (b) an amount equal to one year of his base if Mr. Schaffer is terminated during the three years following the first anniversary of the employment agreement; and, (c) an amount equal to one half of one year of the base salary if Mr. Schaffer is terminated any time thereafter during the term of the employment agreement.

                  Waddy Stephenson

                  An employment agreement between Waddy Stephenson and Asia Web Holdings, Inc was entered into on June 1, 2000. In return for his serving as Chief Technology Officer for the next five years, Mr. Stephenson will receive an annual salary of $100,000 plus a monthly car allowance of $450. Additionally, in the employment agreement, Mr. Stephenson was granted options to purchase 100,000 shares of common stock. These options are incentive equity options, subject to the terms of the Company's Incentive Equity Plan, and vest at a rate of 40,000 per year, the first vesting commencing immediately with the signing of the employment agreement. The exercise price for the options is $2.50 per share. No additional director compensation is presently provided to Mr. Stephenson. In the event Mr. Schaffer is terminated by the Registrant without cause, Registrant is obligated to pay Mr. Stephenson: (a) an amount equal to one and one half times one year of the his base salary if his employment is terminated within the first year; (b) an amount equal to one year of his base if Mr. Stephenson is terminated during the three years following the first anniversary of the employment agreement; and, (c) an amount equal to one half of one year of the base salary if Mr. Stephenson is terminated any time thereafter during the term of the employment agreement.

                  Lawrence Schaffer

                  An employment agreement between Lawrence Schaffer and Asia Web Holdings, Inc was entered into on June 1, 2000. In return for his serving as President for the next five years, Mr. Schaffer will receive an annual salary of $84,000 plus a monthly car allowance of $450. In the event Mr. Schaffer is terminated by the Registrant without cause, Registrant is obligated to pay Mr.
Schaffer: (a) an amount equal to one and one half times one year of the his base salary if his employment is terminated within the first year; (b) an amount equal to one year of his base if Mr. Schaffer is terminated during the three years following the first anniversary of the employment agreement; and, (c) an amount equal to one half of one year of the base salary if Mr. Schaffer is terminated any time thereafter during the term of the employment agreement.

                  Terry Giles

                  An agreement between Terry Giles and Asia Web Holdings, Inc was entered into on June 14, 2000. In return for his serving as a Director of Asia Web Holdings, Inc for the next five years, Mr. Giles was granted options to purchase 500,000 shares of common stock. These options are non-qualified options and vest at a rate of 100,000 per year, the first vesting commencing immediately with the signing of the agreement. The exercise price for the options is $2.00 per share.

                  William Millard

                  An agreement between William Millard and Asia Web Holdings, Inc was entered into on June 14, 2000. In return for his serving as a Director of Asia Web Holdings, Inc for the next five years, Mr. Millard was granted options to purchase 500,000 shares of common stock. These options are non-qualified options and vest at a rate of 100,000 per year, the first vesting commencing immediately with the signing of the agreement. The exercise price for the options is $2.00 per share.

                  Tjahjono Soerjodibroto

                  A services agreement between Tjahjono Soerjodibroto and Asia Web Holdings, Inc was entered into on June 28, 2000. In return for his serving as Director and Chairman of the Board for the next five years, Mr. Soerjodibroto will receive an annual salary of $200,000. Additionally, in the services agreement, Mr. Soerjodibroto was granted options to purchase 150,000 shares of common stock. These options are non-qualified options and vest at a rate of 30,000 per year, the first vesting commencing at the end of the first year of service. The exercise price for the options is $2.00 per share.

                  Bosko Djordjevic

                  Mr. Djordjevic presently has no compensation package from Asia Web Holdings, Inc.


                  Gordon Holterman

                  Mr. Holterman presently has no compensation package from Asia Web Holdings, Inc.

                  Raj Singam

                  Mr. Singam presently has no compensation package from Asia Web Holdings, Inc.

                  Options granted to Terry Giles, William Millard, and Tjahjono Soerjodibroto were canceled when they resigned as Directors.


                  Compensation of Directors
                  -------------------------

                  Other than as noted above with respect to Tjahjono Soerjodibroto, Officers of the Company receive no additional compensation for their services as directors. Directors of the Company currently receive no cash compensation for their attendance at Board meetings except reimbursement for travel expenses. Although no other compensation is currently contemplated for directors of the Company, the Board reserves the right to change its policy as to compensation of directors from time to time based upon the financial condition of the Company, future performance and other relevant factors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                  The following table sets forth, as of November 30, 2000 (except as otherwise indicated by footnote), certain information with respect to the number of shares of Common Stock of the Company beneficially owned by (i) each officer and director of the Company; (ii) each person known to beneficially own more than 5% of the Company's Common Stock; and, (iii) all executive officers and directors as a group. This table only reflects persons who would be officers and directors and 5% shareholders based on the assumption that the JDI acquisition is void.

       Name or Group (2)                                Common Stock (1)
--------------------------------            ------------------------------------
                                              Number of Shares        % of Class
                                            -------------------       ----------
Directors: (3)

         Michael Schaffer                        559,500 (6)(5)           5.68%
         Waddy Stephenson                        180,000 (5)              1.72%
         Lawrence Schaffer                       346,000 (4)              3.30%

Officers:

         Michael Schaffer                        559,500 (6)(5)           5.68%
         Waddy Stephenson                        180,000 (5)              1.72%
         Lawrence Schaffer                       346,000 (4)              3.30%

Officers and Directors
as a Group:                                    1,085,500                 10.37%

5% Beneficial Owners: (6)

         Michael Schaffer                        559,500                  5.68%

         Canadian Commercial Workers
                  Industry Pension Plan        1,540,750                 14.72%

         Andora Holdings Ltd.                    924,450                  8.83%

         William Goren                           616,300                  5.89%

---------
(1) Based on a total of 10,470,408 shares outstanding as of November 30, 2000 and includes Common Stock beneficially owned plus, where applicable, Common Stock issuable upon exercise of outstanding stock options, warrants, and/or convertible notes held only by the person or group indicated that are fully exercisable or exercisable within 60 days after November 30, 2000.

(2) The persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table. Unless otherwise indicated, the business address for persons listed in the table is 1947 Camino Vida Roble, Suite 102, Carlsbad, California 92008.

(3) This table does not include stock ownership of the Company's former Advisory Board, who did not exercise control and had no role in the management of the Company.

(4) Includes 100,000 shares of Common Stock issuable upon exercise of stock options exercisable at $0.45 per share.

(5) As to Waddy Stephenson, includes 100,000 shares of Common Stock issuable upon exercise of stock options exercisable at $0.45 per share and 40,000 shares of Common Stock issuable upon exercise of stock options exercisable at $2.50 per share. As to Michael Schaffer, includes 190,000 shares of Common Stock issuable upon exercise of stock options exercisable at 2.50 per share.

(6) In light of the fact that the Company has taken the position that the acquisition of JDI was void AB INITIO and that the 44,000,000 shares issued to Alanberg Pte should be cancelled for failure of consideration and in light of the Zilkha litigation, the above table does not reflect the shareholding attributable to the beneficial shareholders of Alanberg nor the holding of Zilkha in the event that the Series B Preferred Shares are converted into common shares. In that event, Michael Schaffer, and Canadian Commercial Workers Industry Pension Plan would no longer be holders of 5% or more of the outstanding Common Stock. Taking into account the Alanberg shares and assuming no additional stock was issued, there would be 52,790,408 shares outstanding and basing the shareholdings as of August 31, 2000 as reported in the Company's report filed with the Securities and Exchange Commission on September 5, 2000, the pro forma, table of Security Ownership of Certain Beneficial Owners and Management would then be as follows:

       Name or Group (2)                           Common Stock (1)
--------------------------------     -----------------------------------------
                                      Number of Shares              % of Class
                                     ------------------             ----------
Directors: (3)

         Michael Schaffer            559,500 (6)(5)                     1.05%
         Waddy Stephenson            180,000 (5)                        0.34%
         Raj Singham                    6000                            0.01%
         Bosko Djordjevic            2,500,000 (12)                     4.70%

Officers:

         Lawrence Schaffer           346,000 (4)                        0.65%
         Michael Schaffer            559,500 (6)(5)                     1.05%
         Waddy Stephenson            180,000 (5)                        0.34%

Officers and Directors
as a Group:                          3,591,500                          6.75%

5% Beneficial Owners: (6)

Alanberg Pte. Ltd. (7)(8)            41,400,000 shares of               77.79%
20 Raffles Place #17-00              Common Stock of
Ocean Tower, Singapore               Record and Beneficially
                  048620

Francois Gontha                      20,700,000 shares of               38.89%
20 Raffles Place #17-00              Common Stock held
Ocean Tower, Singapore               Beneficially as a 50%
                  048620             shareholder of Alanberg
                                     Pte Ltd.

Asia Interactive Holdings(9)         20,700,000 shares of               38.89%
20 Raffles Place #17-00              Common Stock held
Ocean Tower, Singapore               Beneficially as a 50%
                  048620             shareholder of Alanberg
                                     Pte Ltd.

Ernst and Young                      20,700,000 shares of               38.89%
Trust Sdn.Bhd.(10)                   Common Stock held
20 Raffles Place #17-00              Beneficially as a 100%
Ocean Tower, Singapore               shareholder of Asia
                  048620             Interactive Holdings


Pang Pah Loh a/k/a                   3,449,770.009 shares of            6.48%
Pang Pak Lok      (11)               Common Stock held
20 Raffles Place #17-00              Beneficially as a 16.6655%
Ocean Tower, Singapore               shareholder of Ernst & Young
                  048620             Trust Sdn.Bhd.


Mohamed Sukarno                      3,449,770.009 shares of            6.48%
bin Tun Saroon(11)                   Common Stock held
20 Raffles Place #17-00              Beneficially as a 16.6655%
Ocean Tower, Singapore               shareholder of Ernst & Young
                  048620             Trust Sdn.Bhd.

Foo San Kan(11)                      3,449,770.009 shares of            6.48%
20 Raffles Place #17-00              Common Stock held
Ocean Tower, Singapore               Beneficially as a 16.6655%
                  048620             shareholder of Ernst & Young
                                     Trust Sdn.Bhd.

Kevin How Kow(11)                    3,449,770.009 shares of            6.48%
20 Raffles Place #17-00              Common Stock held
Ocean Tower, Singapore               Beneficially as a 16.6655%
                  048620             shareholder of Ernst & Young
                                     Trust Sdn.Bhd.

Nordin bin Baharuddin(11)            3,450,459.96 shares of             6.48%
20 Raffles Place #17-00              Common Stock held
Ocean Tower, Singapore               Beneficially as a 16.6688%
                  048620             shareholder of Ernst & Young
                                     Trust Sdn.Bhd.

Petrus Gimbaud(11)                   3,450,459.96 shares of             6.48%
20 Raffles Place #17-00              Common Stock held
Ocean Tower, Singapore               Beneficially as a 16.6688%
                  048620             shareholder of Ernst & Young
                                     Trust Sdn.Bhd.

----------
(1) Based on a total of 53,220,408 shares outstanding as of November 30, 2000 and includes Common Stock beneficially owned plus, where applicable, Common Stock issuable upon exercise of outstanding stock options, warrants, and/or convertible notes held only by the person or group indicated that are fully exercisable or exercisable within 60 days after September 30, 2000 and after giving effect to the acquisition of JDI and basing the shareholdings as of August 31, 2000 as reported in the Company's report filed with the Securities and Exchange Commission on September 5, 2000.

(2) The persons named in the table have sole voting and investment power with respect to all shares shown to be beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table. Unless otherwise indicated, the business address for persons listed in the table is 1947 Camino Vida Roble, Suite 102, Carlsbad, California 92008.

(3) This table does not include stock ownership of the Company's former Advisory Board, who did not exercise control and had no role in the management of the Company.

(4) Includes 100,000 shares of Common Stock issuable upon exercise of stock options exercisable at $0.45 per share.

(5) As to Waddy Stephenson, includes 100,000 shares of Common Stock issuable upon exercise of stock options exercisable at $0.45 per share and 40,000 shares of Common Stock issuable upon exercise of stock options exercisable at $2.50 per share. As to Michael Schaffer, includes 190,000 shares of Common Stock issuable upon exercise of stock options exercisable at 2.50 per share.

(6) In light of the fact that the Company has taken the position that the acquisition of JDI was void AB INITIO and that the 44,000,000 shares issued to Alanberg Pte should be cancelled for failure of consideration and in light of the Zilkha litigation, the above table does not reflect the shareholding attributable to the beneficial shareholders of Alanberg nor the holding of Zilkha in the event that the Series B Preferred Shares are converted into common shares. In that event, Lawrence Schaffer, Michael Schaffer, Norman Schwartz, Andora Holdings, Ltd. and Canadian Commercial Workers Industry Pension Plan would no longer be holders of 5% or more of the outstanding Common Stock.

(7) The Directors of Alanberg Pte Ltd. are as follow: Raj Singam; Dewi Gontha Sulisto; Francois Gontha; and Noorjahan Meurling.

(8) After the Closing of the transaction described in ITEM 2, Alanberg Pte Ltd sold or otherwise conveyed 2,600,000 share of the Registrant's Common Stock to Kingslake Holding Pte. Ltd.

(9) Asia Interactive Holdings is a corporation organized an existing under the laws of Malaysia was incorporated on March 7, 2000.

(10) Ernst & Young Trust Sdn. Bhd. is a corporation organized an existing under the lawsof Malaysia was incorporated on October 5, 1990.

(11) The total shares issued and outstanding of Ernst & Young Trust Sdn.Bhd. is 32,002. Pang Pah Loh (also known as Pang Pak Lok), Mohamed Sukamo bin Tun Saroon, Foo san Kan and Kevin How Kow each hold 5000 shares. Nordin bin Baharuddin and Petrus Gimbad each hold 5001 shares.

(12) Mr. Djordjevic received an option from Alanberg PT Ltd. to purchase 2,500,000 shares at $2.00 per share.

                  After giving effect to the transaction with the Selim K. Zilkha Trust ("Zilkha Trust"), beneficial and record owners of more than 5% of the outstanding Common Stock of the Registrant, is as follows:

       Name or Group (2)                           Common Stock (1)
--------------------------------     -----------------------------------------
                                      Number of Shares              % of Class
                                     ------------------             ----------
Directors: (3)

         Michael Schaffer            559,500 (6)(5)                     0.86%
         Waddy Stephenson            280,000 (5)                        0.28%
         Raj Singham                   6,000                            0.01%
         Bosko Djordjevic            2,500,000 (12)                     3.83%

Officers:

         Lawrence Schaffer           346,000 (4)                        0.53%
         Michael Schaffer            559,500 (6)(5)                     0.86%
         Waddy Stephenson            130,000 (5)                        0.28%

Officers and Directors
as a Group:                          3,345,500                          5.51%

5% Beneficial Owners: (6)

Alanberg Pte. Ltd. (7)(8)            41,400,000 shares of               63.48%
20 Raffles Place #17-00              Common Stock of
Ocean Tower, Singapore               Record and Beneficially
                  048620

Francois Gontha                      20,700,000 shares of               31.74%
20 Raffles Place #17-00              Common Stock held
Ocean Tower, Singapore               Beneficially as a 50%
                  048620             shareholder of Alanberg
                                     Pte Ltd.

Asia Interactive Holdings(9)         20,700,000 shares of               31.74%
20 Raffles Place #17-00              Common Stock held
Ocean Tower, Singapore               Beneficially as a 50%
                  048620             shareholder of Alanberg
                                     Pte Ltd.

Ernst and Young                      20,700,000 shares of               31.74%
Trust Sdn.Bhd.(10)                   Common Stock held
20 Raffles Place #17-00              Beneficially as a 100%
Ocean Tower, Singapore               shareholder of Asia
                  048620             Interactive Holdings


Selim K. Zilkha Trust                12,000,000 shares of               18.40%
c/o Selim K. Zilkha                  Common Stock
1001 McKinney,                       Beneficially
Suite 1900
Houston, Texas 77002

Pang Pah Loh a/k/a                   3,449,770.009 shares of            5.29%
Pang Pak Lok      (11)               Common Stock held
20 Raffles Place #17-00              Beneficially as a 16.6655%
Ocean Tower, Singapore               shareholder of Ernst & Young
                  048620             Trust Sdn.Bhd.

Mohamed Sukarno                      3,449,770.009 shares of            5.29%
bin Tun Saroon(11)                   Common Stock held
20 Raffles Place #17-00              Beneficially as a 16.6655%
Ocean Tower, Singapore               shareholder of Ernst & Young
                  048620             Trust Sdn.Bhd.

Foo San Kan(11)                      3,449,770.009 shares of            5.29%
20 Raffles Place #17-00              Common Stock held
Ocean Tower, Singapore               Beneficially as a 16.6655%
                  048620             shareholder of Ernst & Young
                                     Trust Sdn.Bhd.

Kevin How Kow(11)                    3,449,770.009 shares of            5.29%
20 Raffles Place #17-00              Common Stock held
Ocean Tower, Singapore               Beneficially as a 16.6655%
                  048620             shareholder of Ernst & Young
                                     Trust Sdn.Bhd.

Nordin bin Baharuddin(11)            3,450,459.96 shares of             5.29%
20 Raffles Place #17-00              Common Stock held
Ocean Tower, Singapore               Beneficially as a 16.6688%
                  048620             shareholder of Ernst & Young
                                     Trust Sdn.Bhd.

Petrus Gimbaud(11)                   3,450,459.96 shares of             5.29%
20 Raffles Place #17-00              Common Stock held
Ocean Tower, Singapore               Beneficially as a 16.6688%
                  048620             shareholder of Ernst & Young
                                     Trust Sdn.Bhd.

                  Percentage of ownership based on voting rights associated with total outstanding common shares of 65,220,408 issued and outstanding after giving effect to the Zilhka transaction described in the Company's Form 8-K/A filed September July 5, 2000. This assumes the conversion of the One Million shares of the Series B Preferred Stock held by the Zilkha Trust into Five Million shares of Common Stock and the exercise of both Warrants granted to the Zilkha Trust for an additional Seven Million common shares. The footnotes set forth above for the previous table apply to this table.

Item 12. Certain Relationships And Related Transactions

                  No relationship or related transactions exist of the type required to be reported under this Item 12.

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit           Description                                               Page
-------           -----------                                               ----

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

3(i) Restated Certificate of Incorporation of Acubid.com, Inc. (Filed with Registrant's Definitive Proxy on May 3, 2000.)

3(ii)             Bylaws (Delaware)

4.1 Certificate of Designations of the Series B Preferred Stock Filed June 20, 2000 (Filed with Form 8-K on July 5, 2000)

4.2 Warrant 1 Dated June 20, 2000 granted Selim Zilkha Trust (Filed with Form 8-K on July 5, 2000)

4.3 Warrant 2 Dated June 20, 2000 granted Selim Zilkha Trust (Filed with Form 8-K on July 5, 2000)

4.4               Warrant to Purchase Shares of Common Stock of AcuBid.com, Inc.
                  Exercisable Six Months from the Date of Grant and Expiring Five Years from the Date of the Grant in connection with 1999 Rule 506 Private Placement

10.1 Employment Agreement with Michael Schaffer dated June1, 2000 (Filed with Form 8-K on July 5, 2000)

10.2 Stock Option Agreement with Michael Schaffer dated June1, 2000 (Filed with Form 8-K on July 5, 2000)

10.3 Employment Agreement with Waddy Stephenson dated June1, 2000 (Filed with Form 8-K on July 5, 2000)

10.4 Employment Agreement with Lawrence Schaffer dated June 1, 2000 (Filed with Form 8-K on July 5, 2000)

10.5 Director's Compensation Agreement dated June 14, 2000 with Terry Giles (Filed with Form 8-K on July 5, 2000)

10.6 Director's Compensation Agreement dated June 14, 2000 with William Millard (Filed with Form 8-K on July 5, 2000)

10.7 Director's Compensation Agreement dated June 28, 2000 with Tjahjono Soerjodibroto .(Filed with Form 8-K on July 5, 2000)

10.8 Purchase and Sale Agreement dated June 12, 2000 between Adisatrya Surya Sulisto and Alanberg Pte Ltd, a Singapore Corporation (Filed with Form 8-K on July 5, 2000)

10.9 Registration Rights Agreement dated June 20, 2000 between Registrant and the Selim Zilkha Trust (Filed with Form 8-K on July 5, 2000)

10.10             Stock Purchase Agreement and Promissory Note dated
                  August 4, 2000 by and between Asia Web Holdings, Inc.
                  and Pacomnet, an Indonesian Company. (Filed with Form 8-K on November 16, 2000)

10.11 Commercial Office Space Lease, dated May 4, 1999 (Filed with Form 10-SB on December 15, 1999

10.12             Stock option plan for non-employee directors.
                  (Filed with Registrant's Definitive Proxy on May 3, 2000.)

10.12             Incentive Equity Plan. (Filed with Registrant's Definitive
                  Proxy on May      3, 2000.)

10.13 Form of Preferred Stock and Warrant Purchase Agreement between AcuBid.com and 20 accredited investors in Regulation D, Rule 506 offering in August, 1999 (Filed with Form 10-SB on December 15, 1999

10.14 Proprietary Information Agreement between AcuBid.com and certain employees (Filed with Form 10-SB on December 15, 1999

10.15 Proprietary Information Agreement between AcuBid.com and certain employees. (Filed with Form 10-SB on December 15, 1999

(b)      Reports on Form 8-K

                  On July 5, 2000, the Company filed a report on Form 8-K reporting on a change in control and the acquisition or disposition of assets. The report did not contain pro forma financial statements for the acquisition which were later filed with a report on Form 8-K/A on September 5, 2000.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Web Holdings, Inc.

/S/ Michael A. Schaffer
-------------------------------
Michael A. Schaffer
Chief Executive Officer
January ____, 2000



                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ Lawrence Schaffer
-------------------------------
Lawrence Schaffer
President and Chief Financial Officer
January ____, 2000


/S/ Waddy Stephenson
-------------------------------
Waddy Stephenson
Chief Technical Officer and
Member of the Board of Directors
January ___, 2000


/S/ Michael A. Schaffer
-------------------------------
Michael A. Schaffer
Chief Executive Officer and Member
of the Board of Directors
January ____,2000