Form 10QSB
period 2000-11-30
ASIA WEB HOLDINGS INC
filed 2001-02-16
CIK 1096841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB


(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2000
                                               -----------------


                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________


                         Commission file number 0-27757
                                                -------


                             Asia Web Holdings, Inc.
 -------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


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


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number os shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,790,408 (1)

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

                                   FORM 10-QSB

                                Table of Contents
ITEM No.
--------

PART I            FINANCIAL INFORMATION

1.       Financial Statements ................................................ 1

         Balance Sheet as of November 30, 2000 (unaudited)
                            and August 31, 2000............................... 2

         Statements of Operations for the Three Months Ended
                           November 30, 2000 and 1999 (Unaudited)............. 3

         Statements of Shareholders' Equity for the Nine Months
                           Ended November 30, 2000 and 1999 (Unaudited).......

         Statements of Cash Flows for the Nine  Months Ended
                           November 30, 2000 and 1999 (Unaudited)............. 4

         Notes to the Financial Statements (Unaudited)........................ 5

2.       Management's Discussion and Analysis or Plan of Operation............12

PART II           OTHER INFORMATION

1.       Legal Proceedings....................................................18

2.       Changes in Securities................................................23

3.       Defaults Upon Senior Securities......................................24

4.       Submission of Matters to a Vote of Security Holders..................24

5.       Other Information....................................................24

6.       Exhibits and Reports on Form 8-K.....................................24

SIGNATURES....................................................................27

PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                             ASIA WEB HOLDINGS, INC.

                              FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

                                   (UNAUDITED)

                                    CONTENTS




                                                                       Page
                                                                       ----

FINANCIAL STATEMENTS (UNAUDITED)

     Balance Sheet - November 30, 2000 and August 31, 2000               1

     Statements of Operations
         For the Three Months Ended November 30, 2000 and 1999           2

     Statements of Shareholders' Equity
         For the Three Months Ended November 30, 2000 and 1999           3

     Statements of Cash Flows
         For the Three Months Ended November 30, 2000 and 1999           4

     Notes to Financial Statements                                     5-11

                             ASIA WEB HOLDINGS, INC.

                                 BALANCE SHEETS

                      NOVEMBER 30, 2000 AND AUGUST 31, 2000

                                     ASSETS

                                                                                 November 30,      August 31,
                                                                                    2000               2000
                                                                                --------------    --------------
                                                                                 (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents ($10,000,000 restricted
         at August 31, 2000) (Note 4)                                           $     399,194     $  10,287,631
     Marketable securities (Note 1)                                                   253,470         1,182,585
     Prepaid expenses                                                                     532                 -
     Due from officers                                                                194,119            42,452
                                                                                --------------    --------------

              Total current assets                                                    847,315        11,512,668
                                                                                --------------    --------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation (Notes 1 and 2)                                                     133,557           156,117
                                                                                --------------    --------------

OTHER ASSETS
     Restricted cash (Note 4)                                                      10,262,067                 -
     Investment in closely held company                                               100,000           100,000
     Inventory                                                                        136,795           142,389
     Other                                                                             46,978             6,978
                                                                                --------------    --------------

              Total other assets                                                   10,545,840           249,367
                                                                                --------------    --------------

              TOTAL ASSETS                                                      $  11,526,712     $  11,918,152
                                                                                =============     =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                           $     175,494     $     146,169
     Accrued liabilities (Note 1)                                                     323,512           140,038
     Due to related parties                                                            13,290            13,290
                                                                                --------------    --------------

              Total current liabilities                                               512,296           299,497
                                                                                --------------    --------------

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY (Notes 1 and 4)
     Preferred stock, Series B; stated value $10 per share; 1,000,000 shares authorized, issued and
         outstanding in each period                                                10,000,000        10,000,000
     Common stock; par value of $0.001 per share;
         100,000,000 shares authorized; 52,790,408 shares
         issued and outstanding at November 30, 2000
         and August 31, 2000, respectively                                             52,792            52,792
     Additional paid-in capital                                                   101,639,006       101,639,006
     Investment in Indonesian Subsidiary, at cost,
         subject to rescission                                                    (88,000,000)      (88,000,000)
     Accumulated deficit                                                          (12,677,382)      (12,073,143)
                                                                                --------------    --------------

              Total shareholders' equity                                           11,014,416        11,618,655
                                                                                --------------    --------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  11,526,712     $  11,918,152
                                                                                =============     =============

                 See accompanying notes to financial statements.


                             ASIA WEB HOLDINGS, INC.

                            STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

                                   (UNAUDITED)



                                                                             November 30
                                                                    ------------------------------

                                                                        2000             1999
                                                                    -------------    -------------
Revenues                                                            $      7,215     $     14,371
Cost of revenues                                                           5,593            3,000
                                                                    -------------    -------------

         Gross profit                                                      1,622           11,371
                                                                    -------------    -------------

Operating Costs and Expenses
     Selling, general and administrative, excluding depreciation         762,941          325,012
     Depreciation                                                         22,560           22,602
                                                                    -------------    -------------

         Total operating costs and expenses                              785,501          347,614
                                                                    -------------    -------------

         Loss from operations                                           (783,879)        (336,243)

Other Income
     Interest and dividend income                                        179,640           43,992
                                                                    -------------    -------------

         Loss before provision for income taxes                         (604,239)        (292,251)

Provision for income taxes                                                     -                -
                                                                    -------------    -------------

         Net loss                                                       (604,239)        (292,251)

Preferred dividend requirement                                                 -           59,250
                                                                    -------------    -------------

         Net loss applicable to common shareholders                 $   (604,239)    $   (351,501)
                                                                    =============    =============

Net loss applicable to common shares - basic and diluted            $      (0.01)    $      (0.06)
                                                                    =============    =============

     Weight average number of common shares outstanding               52,790,408        5,767,021
                                                                    =============    =============

                 See accompanying notes to financial statements.

                                      -3-

                             ASIA WEB HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

                                   (UNAUDITED)
                                                                                           Three Months Ended
                                                                                               November 30,
                                                                                     ------------------------------
                                                                                         2000              1999
                                                                                     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                        $   (604,239)    $   (292,251)
                                                                                     -------------    -------------
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
              Depreciation                                                                 22,560           22,602
              Shares issued for marketing fees                                                  -            7,500
              Changes in assets and liabilities:
                  Inventory                                                                 5,594          (86,505)
                  Prepaid expenses and other                                              (40,532)          (4,723)
                  Accounts payable                                                         29,325          (65,552)
                  Accrued liabilities                                                     183,474          (19,489)
                  Due to related parties                                                        -          (20,000)
                  Other                                                                         -            2,697
                                                                                     -------------    -------------

                  Total adjustments                                                       200,421         (163,470)
                                                                                     -------------    -------------

                  Net cash used in operations                                            (403,818)        (455,721)
                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for property and equipment                                                        -          (42,279)
     Decrease (increase) in short-term investments                                        929,115       (3,429,318)
     Increase in due from officers                                                       (151,667)               -
                                                                                     -------------    -------------

                  Net cash provided by (used in) investing activities                     777,448       (3,471,597)
                                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of redeemable preferred
         stock in a private placement                                                           -          150,000
                                                                                     -------------    -------------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                                     373,630       (3,777,318)

CASH AND CASH EQUIVALENTS - beginning                                                  10,287,631        4,093,919
                                                                                     -------------    -------------

CASH AND CASH EQUIVALENTS - end (including
     $10,262,000 of noncurrent restricted cash at
     November 30, 2000)                                                              $ 10,661,261     $    316,601
                                                                                     =============    =============



      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


Common shares issued for settlement of liabilities:


     Common stock                                                                    $          -     $     53,385
     Additional paid in capital                                                      $          -     $         52
     Long-term liability                                                             $          -     $     53,437


                 See accompanying notes to financial statements.

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS AND ORGANIZATION

       Asia Web Holdings, Inc. (formerly AcuBid.Com, Inc.)(the "Company") was formed in Canada in 1983, as Sheen Minerals, Inc. It was subsequently incorporated under the laws of the state of Delaware in September 1993, as AcuVision Systems, Inc.

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

       In an effort to create a stronger and more diversified company with access to the Asian Internet market, on March 13, 2000 and as amended on March 24, 2000, the Company entered into a stock purchase agreement with Adisatrya Surya Sulisto, ("Seller" or "Sulisto"), owner of at least 90% of the issued and outstanding shares of Jaring Data Interaktif, ("JDI"), whereby the Company, through a wholly owned subsidiary, Acubid Acquisition Corp., agreed to purchase 90% of JDI's stock in exchange for 44,000,000 shares of the Company's stock (approximately 80% of the Company). The agreement also provided that the Company contemplated entering into an arrangement with the Selim K. Zilkha Trust ("Zilkha" or the "Trust") wherein the Trust would purchase 5,000,000 shares of the Company's common stock in exchange for a $10,000,000 capital infusion through a private placement that would close simultaneously with the closing under the JDI agreement. The JDI transaction closed on June 20, 2000 when the market value of the Company's stock was approximately $2 and the Zilkha Private Placement closed June 23, 2000 (Notes 8 and 10). During May 2000, the Company's name was changed to Asia Web Holdings, Inc.

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

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       DESCRIPTION OF BUSINESS AND ORGANIZATION (CONTINUED)

       Therefore, during November 2000, the Board of Directors of the Company concluded that the transaction was void. Accordingly, the value of the acquired JDI shares is included in the shareholders' equity section as an investment subject to rescission On November 13, 2000, the Company filed a complaint in the United States District Court in Delaware which alleged that JDI engaged in a conspiracy to defraud the Company of approximately 80% of its stock ownership and of the loan for the additional $900,000. Among other relief, the Company is seeking a declaration that the transactions governed by the purchase agreement are void. On November 21, 2000, the Court granted a Temporary Restraining Order maintaining the status quo, finding that the Board of Directors in the interim, consisted of two Company members and two JDI members.

       Management feels that it is doubtful that the Company will recover the $900,000 advance. As such, the advance, together with all other expenses paid in connection with this transaction, were charged to discontinued operations during the fiscal year ended August 31, 2000.

       As of November 30, 2000, while the Company's web site remains operational, there is virtually no activity on the site and the Company is not actively promoting the auction site and has ceased selling Company owned inventory on its site.

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

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less. The Company has no requirements for compensating balances. At November 30, 2000, cash balances in excess of federally insured limits amounted to approximately $10,671,000.

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       MARKETABLE SECURITIES

       At November 30, 2000, approximately $253,000 is maintained in a liquid asset management account which invests primarily in investment grade short-term commercial paper, corporate bonds and taxable auction rate notes.

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

       INVENTORY

       Inventory, consisting of sports memorabilia and other collectibles, is stated at the lower of cost (first-in, first-out) or market. The Company's management monitors inventory for slow moving items and makes necessary valuation adjustments when required. For reasons discussed, in the last two paragraphs of Note 1, under the heading "Description of Business and Organization", management has classified the inventory as a long-term asset at November 30, 2000.

       PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected lives, which range from three to five years. Expenditures for normal maintenance and repairs are charged to operations. Renewals and betterments that materially extend the life of the assets are capitalized.

       INVESTMENT IN CLOSELY HELD COMPANY

       During the fiscal year ended August 31, 2000, the Company purchased 100,000 shares of $.001 par value preferred stock of a closely held brokerage company for $100,000. Each share of the preferred stock is convertible into 2 shares of common stock at $.50 a share.

       This investment is carried at cost. There is no market for this investment, and it is impracticable to estimate the fair value of the Company's investment. However, audited year-end financial statements of the investee as of June 30, 2000, reflect total shareholders' equity of approximately $168,000.

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

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       EARNINGS (LOSS) PER COMMON SHARE

       Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. Diluted loss per share does not consider the potentially dilutive securities listed below on an "as if converted" basis, as the effect of their inclusion would be anti-dilutive.

       Shares of common stock issuable under:

                                                         2000           1999
                                                     ------------   ------------

           Stock options                               1,245,000        635,000
           Common stock purchase warrants              8,975,000      1,935,000

       ADVERTISING COSTS

       Advertising costs are charged to operations as they are incurred. Advertising expenses were not material in either of the three month periods ended November 30, 2000 and 1999.

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


2.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:

                                                       November 30,   August 31,
                                                        ----------    ----------
                                                           2000          2000
                                                        ----------    ----------

              Computer equipment and software           $  254,972    $  254,972
              Furniture                                     22,990        22,990
              Office equipment and other                    20,438        20,438
                                                        ----------    ----------
                                                           298,400       298,400
              Less:  Accumulated depreciation              164,843       142,283
                                                        ----------    ----------

                    Net property and equipment          $  133,557    $  156,117
                                                        ==========    ==========

       Depreciation expense for the three months ended November 30, 2000 and 1999 was $22,560 and $22,602, respectively.

3.     DUE TO RELATED PARTIES

       The balances due to related parties of $13,290 at November 30, 2000, are non-interest bearing with no specified due date.

4.     COMMITMENTS AND CONTINGENCIES

       Leases

       During 1999, the Company entered into an operating lease for its office space expiring May 31, 2002. The lease requires minimum annual rentals plus increases based on real estate taxes and operating costs. The Company, at its option, may renew the lease for one two-year period. Rental expense for the three months ended November 30, 2000 and 1999 was $15,457 and $13,900, respectively.

       Future minimum annual rentals under the Company's non-cancellable operating leases with initial terms greater than one year are as follows:

              Year Ending August 31,

                          2001                            $     61,465
                          2002                                  47,139
                                                          -------------

                                                          $    108,604
                                                          =============

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

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


4.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

       On November 6, 2000, a meeting of the Board of Directors was called and attended by three pre-acquisition members ("old" board members) and two members ("new" board members) chosen by JDI and contingently elected upon closing of the transaction. Two resolutions were considered:

         1. That because of the impossibility caused by the Decree and the theft and conver-sion of over $400,000 of the Company's money, the issuance of 44,000,000 of the Company's common stock was to be canceled.

         2. That the Company commence an action against Peter F. Gontha for his acts as a shareholder and an officer of JDI, specifically the theft and conversion of over $450,000.

       Management now believes that the theft and conversion is at least
       $700,000.

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

       On November 8, 2000, the new board members attempted to take control of the Company by, among other actions, rescinding the actions taken at the November 6, 2000 board meeting, removal of the CEO, President and Vice President of Technical Development (the old board members), rescission of these officers' banking authority, and the installation of new officers with signatory authority over the account holding the $10 million Zilkha proceeds.

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

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                                   (UNAUDITED


4.     COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

       On December 18, 2000, Zilkha filed an amended complaint and on December 28, 2000, the Company filed its answer and counterclaim against Zilkha for breach of contract. Until the case is ultimately resolved, $10 million of the Company's assets remains frozen. At August 31, 2000, the funds were classified at a current asset, as management believed that resolution of the issue would occur relatively quickly. Presently, however, management is not able to accurately assess when this matter will be resolved, or its likely outcome. Accordingly, the frozen funds, amounting to $10,262,000 (which includes earned interest) have been classified as a non-current asset at November 30, 2000 as they are not available to the Company for corporate use.

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

                  Because of these issues, the Company began to explore business relationships that would provide the Company a venue to use its Internet expertise in a profitable manner while at the same time building customer support for its online auction business. This led to a plan in February, 2000, that would have the Company:

         (a) Enter into emerging Internet markets through acquisitions and strategic alliances with Internet corporations from those markets that focus on Internet subscriptions and/or content development. It was expected that the acquisitions themselves would be profitable or through some combination of Internet subscriber fees, premium services, web hosting fees, and web development fees, as well as through advertising revenue. These acquisitions and strategic alliances are collectively referred to as "partners".

         (b) Expand and evolve the Company's auction technologies into reusable e-commerce technologies that can be offered to these Internet corporations. In addition, the Company would provide technical and managerial support to these Internet corporations. The Company's ability to attract Internet corporations in the emerging Internet markets relies heavily on its ability to assist those corporations.

         (c) Leverage off these new markets to increase the traffic to the Company's online auction site as well as other developed e-commerce and information sites. Each relationship that the Company forges with another Internet corporation increases the number of viewers that the Company can reach worldwide. This provides the Company with access to new viewers that can be driven to its auction and e- commerce sites without a significant investment in advertising.

                  It was this new business model that lead to the acquisition of PT Jaring Data Interaktif. As of the date of this report, the Company is assessing whether to continue to pursue this new business model.

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

                  In February, 2000, the Company started providing direct technical support to JDI. Technical personnel from the Company were working with JDI personnel in support of the development of their network infrastructure and web portal development. It was anticipated that this technical support would continue and was expected to expand following the Acquisition. This support was key to the success of JDI and the Company's role in the emerging Indonesia Internet market. As of the date of this filing, the Company no longer provides technical support to JDI and does not anticipate that it will in the future.

                  On May 22, 2000, shareholder approval was obtained to complete the JDI acquisition between the Company and JDI and by June 19, 2000, all required Indonesian regulatory approval and all conditions precedent had been fulfilled and the Transaction closed on that date. At the closing, the Company delivered to Alanberg certificates representing 44,000,000 shares of the Registrant's Common Stock in exchange for 180,000,000 shares or 90% of the issued and outstanding shares of JDI's stock. No other consideration was paid for 90% of the issued and outstanding shares of JDI stock.

                  As a result of the June 20, 2000 closing of the JDI transaction, Larry Schaffer resigned from the Board of Directors and the Directors elected at the shareholder meeting took office. The Board of Directors then consisted of Michael Schaffer; Waddy Stephenson; Tjahjono Soerjodibroto; William Millard; Terry Giles; Raj Singam; Gordon Holterman; and, Bosko Djordjevic. Note that on July 21, 2000, Gordon Holterman resigned from the Board of Directors; on September 19, 2000 William Millard and Terry Giles resigned from the Board of Directors; and on October 12, Tjahjono Soerjodibroto resigned from the Board of Directors. At the time of this filing, pursuant to the November 21, 2000 order of the Delaware District Court, the Board of Directors consists of Michael Schaffer, Raj Singam, Waddy Stephenson, and Bosko Djordjevic. (See, Legal Proceedings.)

                  On June 23, 2000, the Company closed the Private Placement transaction with the Selim K Zilkha Trust, issuing 1,000,000 shares of Series B Preferred Stock and the two warrants described above, in exchange for $10,000,000.

                  On July 13, 2000, subsequent to Closing, the Company wired JDI $500,000 on the assurance of JDI's representatives, including Dicky di Nata and Peter Gontha, was to be used as working capital of JDI. This was in addition to the $200,000 wired to JDI on April 25, 2000 for the same purpose. By August 6, the Company came to believe, that, most, if not all,of this $700,000 was given personally to Peter Gontha, whose children own Alanberg and were sellers of JDI.

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


SUMMARY

                  By August 31, 2000 the Online Auction Site was operational but was no longer actively promoted by the Company. By October 31, 2000 the Company had moved the equipment that hosted the site from the Level III Data Center in San Diego, California to its corporate offices and was no longer actively selling its own merchandise on the site. The Advisory Board that had advised the Company on acquiring and promoting merchandise is also no longer active. By taking these actions, the Company eliminated almost all costs associated with maintaining the site. Although the site remains operational allowing consumers to post items on the site for auction, the activity on the site is minimal and the Company has no present expectations that the site will generate significant revenues.

                  By August 5, 2000, because of the Indonesian Presidential decree and the deteriorating conditions in the relationship between JDI and the Company, the Company no longer had any active role in the business of JDI. (See
Part II, Item 1, Legal Proceedings.)

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


         RESULTS OF OPERATIONS

                  Results of Operations- for the Three Months Ended November 30,
                  --------------------------------------------------------------
2000 Compared to Three Months Ended November 30, 1999:
------------------------------------------------------

                  Revenues
                  --------

                  Auctions were commenced in August of 1999 during the three months ended November 30, 2000 and November 30,1999, revenues of approximately $7,000 and $14,000, respectively, were derived from these operations. The Company expects that no significant changes the Company's online auction house nor its revenues from that site will occur for the foreseeable future. The Company plans to maintain the online auction house at its present level until it determines how the site fits within its business model.

                  Operating Costs and Expenses:

                  Selling General and Administrative, Excluding Depreciation-

                  Selling, general and administrative costs and expenses, excluding depreciation were $762,941, in the three months ended November 30, 2000 as compared to $ 325,012 for the three months ended November 30, 1999. Thus, selling, general, and administration costs increased by $ 437,929 for the three months ended November 30, 2000 as compared to the three months ended November 30, 1999. The Company incurred approximately $500,000 in legal expenses for the three months ended November 30, 2000, in connection with the JDI, Zilkha and Bevacqua litigation. (See, Legal Proceedings). Legal expenses were approximately $41,000 for the three months ended November 30, 1999.

                  Depreciation Expense-

                  Depreciation expense was $22,560 in the three months ended November 30, 2000, as compared to $22,602 for the three months ended November 30, 1999.

                  Investment Income-

                  Investment income was approximately $180,000 for the three months ended November 30, 2000 as compared to $44,000 during the three months ended November 30, 1999. Investment income is derived from interest earned on bank deposits and earnings on short term Investments, including the restricted cash discussed below .

                  Liquidity and Capital Resources:
                  --------------------------------

                  Prior to November 30, 2000, the Company had raised $15,025,471 since the change in business direction in February 1999. The Company's balance sheet at November 30, 2000 reflects cash and cash equivalents of approximately $10,661,000 and marketable securities of approximately $ 253,470. Of the cash, $10,262,000 is "frozen" pursuant to a temporary injunction granted to the plaintiffs in the Zilkha litigation. The Company has classified this restricted cash as a non current asset at November 30, 2000 due to the uncertainty involved in litigation. (See, Legal Proceedings for a discussion of the Zilkha litigation).

                  Cash and cash equivalents (including the cash frozen pursuant to the Zilkha litigation) increased by approximately $ 374,000 during the three months ended November 30, 2000 due to the liquidation of short-term investments of approximately $929,000. Cash used in operating activities amounted to approximately $404,000 during this period. Cash in the period was used to increase related party loans and to fund the legal expenses in connection with the Companies litigation. (See Legal Proceedings)

                  Without regard to the JDI acquisition and the financial impact of the litigation discussed below, and only as to the Company as it is presently operating, at current operating rates the Company believes that it can satisfy its cash requirements over the next twelve months without the use of the restricted cash referred to above. However, the Company's longer-term capital requirements beyond the next 12 months will depend on many factors, including, but not limited to, implementing a new business model. While the litigation discussed below has had an impact on the Company's cash requirements, the Company has explored alternative fee arrangements with its attorneys, including contingent fee arrangements. Without such alternative fee arrangements, the Company's cash could be seriously impacted by the continuing litigation.


PART II

ITEM 1. LEGAL PROCEEDINGS.

                  The following is a summary of three litigation matters in which the Company is party. The summaries below are qualified by a review of the complete court file in each matter.

         (a)      The Zilkha Litigation
         ---      ---------------------

                  On October 11, 2000, Selim K. Zilkha, on behalf of the Selim
K. Zilkha Trust filed a lawsuit against the Company seeking the return of the Ten Million Dollar ($10,000,000) private placement he invested with the Company in June, 2000. Additionally, Zilkha was seeking a temporary restraining order ("TRO") and an application for a preliminary injunction which was heard on October 18, 2000 before the Honorable Napoleon Jones in the United States District Court for the Southern District of California. The TRO and the preliminary injunction sought to freeze Ten Million Dollars ($10,000,000) of the Company's assets. The Company and its attorneys vigorously opposed the TRO and preliminary injunction and will vigorously defend this lawsuit.

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

                  On December 18, 2000, Zilkha filed his First Amended Complaint and on December 28, 2000, the Company filed its answer and counterclaim against Zilkha for breach of contract. As of the date of this filing, the Preliminary Injunction is still in full force and effect.

                  On February 20, 2001, the Company will be attending an Early Neutral Evaluation Conference, where, with the assistance of a United States Magistrate, the parties to the litigation will be encouraged to explore settlement.


         (b)      The Delaware Litigation
         ---      -----------------------

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

                  On August 4, 2000, Registrant wired an additional $200,000 to JDI, which was to be used as a short term loan to a company named Pacomnet, a start-up in business to business Internet banking and owned by the son of JDI's president, Dicky Di Nata and controlled by Peter Gontha. The , Registrant, which had the option to purchase Pacomnet for an additional $1,800,000, called the loan on September 10, 2000, pursuant to the terms of a signed agreement between Registrant and Pacomnet and was advised by Dicky di Nata, an officer of JDI, who was not a representative of Pacomnet, that the Registrant was not entitled to the funds.

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

                  This purported board of directors of the Company, consisting of Marlon Buno, Raj Singham, and Bosko Djordjevic, a Beverly Hills, California resident, on November 8, 2000, after waiver of notice pursuant to Section 229 of the Delaware General Corporations Law held a meeting and took the following actions:

                  1. Rescission of the actions taken at the November 6, 2000 meeting of the Company's Board of Directors.

                  2. Removal of Michael Schaffer as Chief Executive Officer, Lawrence Schaffer as President, and Waddy Stephenson as Secretary and as Vice President of Technical Development.

                  3. The election of Marlon Buno as President and Chief Executive Officer, Lincoln Stone as Secretary, and Marlon Buno as Chief Financial Officer.

                  4. That legal counsel acting in the matter of Zilkha vs. Asia Web Holdings, Inc. in the United States District Court for the Southern District of California, Case No. 00 CV 2025 (the"Zilkha Case"), Patton Boggs LLP and Joseph Nardulli were to continue to be retained by the Company but that such counsel were to disregard the instruction of the "previous management" and were to only act if instructed by the newly appointed officers.

                  5. That the accountancy firm of Israeloff, Trattner and Co. were to continue in the employ of the Registrant but that the accountants were to disregard the instruction of the "previous management" and were to only act if instructed by the newly appointed officers.

                  6. That the banking authority of the former officers is rescinded.

                  7. That Marlon Buno and Lincoln Stone become the designated signatories on the Company's bank accounts with the exception of the account holding the $10,000,000 proceeds from the Selim Zilkha private placement.

                  8. That Marlon Buno and Bosko Djordjevic become the designated signatories on the bank account holding the $10,000,000 proceeds from the Selim Zilkha private placement.

                  9. That these purported officers and directors be indemnified by the Company for the above actions.

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


         (c)      The Kurt Bevacqua Litigation
         ---      ----------------------------

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

                  On June 23, 2000, the Company closed the Private Placement transaction with the Selim Zilkha Trust in exchange for $10,000,000, issuing 1,000,000 shares of Series B Preferred Stock and the two warrants to purchase an additional 7,000,000 shares of common stock above for a minimum of an additional $20,000,000. (See, Part II, Item1 Legal Proceedings.)

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matters were submitted during the first quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


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

3(ii)             Bylaws (Delaware) (Filed with Form 10-KSB on January 10, 2001)

4.1 Certificate of Designations of the Series B Preferred Stock Filed June 20, 2000 (Filed with Form 8-K on July 5, 2000)

4.2 Warrant 1 Dated June 20, 2000 granted Selim Zilkha Trust (Filed with Form 8-K on July 5, 2000)

4.3 Warrant 2 Dated June 20, 2000 granted Selim Zilkha Trust (Filed with Form 8-K on July 5, 2000)

4.4               Warrant to Purchase Shares of Common Stock of AcuBid.com, Inc.
                  Exercisable Six Months from the Date of Grant and Expiring Five Years from the Date of the Grant in connection with 1999 Rule 506 Private Placement (As filed with Form 10-SB on December 15, 1999)

10.1 Employment Agreement with Michael Schaffer dated June1, 2000 (Filed with Form 8-K on July 5, 2000)

10.2 Stock Option Agreement with Michael Schaffer dated June1, 2000 (Filed with Form 8-K on July 5, 2000)

10.3 Employment Agreement with Waddy Stephenson dated June1, 2000 (Filed with Form 8-K on July 5, 2000)

10.4 Employment Agreement with Lawrence Schaffer dated June 1, 2000 (Filed with Form 8-K on July 5, 2000)

10.5 Purchase and Sale Agreement dated June 12, 2000 between Adisatrya Surya Sulisto and Alanberg Pte Ltd, a Singapore Corporation (Filed with Form 8-K on July 5, 2000)

10.6 Registration Rights Agreement dated June 20, 2000 between Registrant and the Selim Zilkha Trust (Filed with Form 8-K on July 5, 2000)

10.7              Stock Purchase Agreement and Promissory Note dated
                  August 4, 2000 by and between Asia Web Holdings, Inc.
                  and Pacomnet, an Indonesian Company. (Filed with Form 8-K on November 16, 2000)

10.8 Commercial Office Space Lease, dated May 4, 1999 (Filed with Form 10-SB on December 15, 1999

10.9              Stock option plan for non-employee directors.
                  (Filed with Registrant's Definitive Proxy on May 3, 2000.)

10.10 Incentive Equity Plan. (Filed with Registrant's Definitive Proxy on May 3, 2000.)

10.11 Form of Preferred Stock and Warrant Purchase Agreement between AcuBid.com and 20 accredited investors in Regulation D, Rule 506 offering in August, 1999 (Filed with Form 10-SB on December 15, 1999

10.12 Proprietary Information Agreement between AcuBid.com and certain employees (Filed with Form 10-SB on December 15, 1999

10.13 Proprietary Information Agreement between AcuBid.com and certain employees. (Filed with Form 10-SB on December 15, 1999


                  (b)      Reports of Form 8-K

                           On October 30, 2000, the Company filed a report on Form 8-K, reporting on the status of the Zilkha lawsuit.

                           On November 16, 2000, the Company filed a report on Form8-K reporting on the lawsuit filed by the Company in the United States District Court for the District of Delaware.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Asia Web Holdings, Inc.


February 16, 2000                                /s/   Lawrence Schaffer
                                                 -------------------------------
                                                 By: Lawrence Schaffer
                                                 Its: Chief Financial Officer


                                                 /s/   Lawrence Schaffer
                                                 -------------------------------
                                                 By: Lawrence Schaffer
                                                 Its: President