Form 10QSB
period 2001-02-28
ASIA WEB HOLDINGS INC
filed 2001-05-08
CIK 1096841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549



                                   FORM 10-QSB


(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2001
                                               -----------------


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



(1) The Registrant has entered into a settlement agreement wherein and whereby, the acquisition of PT Jaring Data Interaktif was rescinded and the 44,000,000 shares issued to Alanberg Pte., Ltd. have been canceled.

                                ACUBID.COM, INC.

                                   FORM 10-QSB

                                Table of Contents
ITEM No.
--------

PART I            FINANCIAL INFORMATION

1. Financial Statements ................................................... 1

   Balance Sheet as of February 28, 2001 (unaudited)
                      and August 31, 2000................................. 1

   Statements of Operations for the Three and Six Months Ended
                     February 28, 2001 and February 29, 2000 (Unaudited).. 2

   Statements of Cash Flows for the Six  Months Ended
                     February 28, 2001 and February 29, 2000 (Unaudited).. 3

   Notes to the Financial Statements (Unaudited).......................... 5

2. Management's Discussion and Analysis or Plan of Operation.............. 11

PART II         OTHER INFORMATION

1. Legal Proceedings......................................................14

2. Changes in Securities..................................................15

3. Defaults Upon Senior Securities........................................15

4. Submission of Matters to a Vote of Security Holders....................15

5. Other Information......................................................16

6. Exhibits and Reports on Form 8-K.......................................16

SIGNATURES.................................................................18

PART I            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS











                             ASIA WEB HOLDINGS, INC.

                         CONDENSED FINANCIAL STATEMENTS

                       FOR THE SIX AND THREE MONTHS ENDED
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                   (UNAUDITED)

                                    CONTENTS




                                                                          Page
                                                                          ----

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     Balance Sheet - February 28, 2001 and August 31, 2000                  1

     Statements of Operations
         For the Six and Three Months Ended February 28, 2001
            and February 29, 2000                                           2

     Statements of Cash Flows
         For the Six Months Ended February 28, 2001
            and February 29, 2000                                          3-4

     Notes to Financial Statements                                        5-10


                                       ASIA WEB HOLDINGS, INC.

                                       CONDENSED BALANCE SHEET

                                FEBRUARY 28, 2001 AND AUGUST 31, 2000

                                               ASSETS
                                                                   February 28,       August 31,
                                                                       2001              2000
                                                                  --------------    --------------
                                                                   (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents ($10,000,000 restricted
         at August 31, 2000) (Note 1)                             $     213,820     $  10,287,631
     Short-term investments (Note 1)                                    105,046         1,182,585
     Prepaid expenses and other                                             532                 -
     Due from officers                                                  192,093            42,452
                                                                  --------------    --------------

              Total current assets                                      511,491        11,512,668
                                                                  --------------    --------------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation (Note 1)                                              110,996           156,117
                                                                  --------------    --------------

OTHER ASSETS
     Restricted cash (Note 1)                                        10,405,842                 -
     Investment in closely-held company                                 140,000           100,000
     Inventory                                                          136,795           142,389
     Other                                                                6,978             6,978
                                                                  --------------    --------------

              Total other assets                                     10,689,615           249,367
                                                                  --------------    --------------

              TOTAL ASSETS                                        $  11,312,102     $  11,918,152
                                                                  ==============    ==============


                                LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                             $     186,363     $     146,169
     Accrued liabilities (Note 1)                                       210,080           140,038
     Due to related parties                                              13,290            13,290
                                                                  --------------    --------------

              Total current liabilities                                 409,733           299,497
                                                                  --------------    --------------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY (Notes 1, 2 and 3)
     Preferred stock; 10,000,000 shares authorized; 1,000,000
         Series B shares with a stated value of $10 per share,
         issued and outstanding at February 28, 2001 and
         August 31, 2000                                             10,000,000        10,000,000
     Common stock; par value of $0.001 per share; 100,000,000
         shares authorized; 52,790,408 shares issued and
         outstanding at February 28, 2001 and August 31, 2000            52,792            52,792
     Additional paid-in capital                                     101,639,006       101,639,006
     Investment in Indonesian subsidiary at cost, subject
         to rescission                                              (88,000,000)      (88,000,000)
     Accumulated deficit                                            (12,789,429)      (12,073,143)
                                                                  --------------    --------------

              Total shareholders' equity                             10,902,369        11,618,655
                                                                  --------------    --------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  11,312,102     $  11,918,152
                                                                  ==============    ==============

                           See accompanying notes to financial statements.


                                            ASIA WEB HOLDINGS, INC.

                                      CONDENSED STATEMENTS OF OPERATIONS

                                      FOR THE SIX AND THREE MONTHS ENDED
                                    FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                                  (UNAUDITED)

                                                       Six Months Ended             Three Months Ended
                                                        February 28/29,               February 28/29,
                                                  ---------------------------   ---------------------------

                                                      2001           2000           2001           2000
                                                  ------------   ------------   ------------   ------------
Revenues                                          $     7,456    $    17,464    $       241    $     3,093
Cost of revenues                                        6,149         95,829            556         92,829
                                                  ------------   ------------   ------------   ------------

         Gross profit (loss)                            1,307        (78,365)          (315)       (89,736)
                                                  ------------   ------------   ------------   ------------

Operating Costs and Expenses
     Selling, general and administrative,
         excluding depreciation, including
         $232,000 in the form of common
         stock issued to employees and
         others for services provided in 2000         997,180        957,824        234,240        632,812
     Depreciation                                      45,120         45,204         22,560         22,602
                                                  ------------   ------------   ------------   ------------

         Total operating costs and expenses         1,042,300      1,003,028        256,800        655,414
                                                  ------------   ------------   ------------   ------------

         Loss from Operations                      (1,040,993)    (1,081,393)      (257,115)       745,150
                                                  ------------   ------------   ------------   ------------

Other Income
     Interest and dividend income                     324,707         74,007        145,067         30,015
                                                  ------------   ------------   ------------   ------------

         Loss before provision for income taxes      (716,286)    (1,007,386)      (112,048)      (715,135)

Provision for income taxes                                  -              -              -              -
                                                  ------------   ------------   ------------   ------------

         Net loss                                    (716,286)    (1,007,386)      (112,048)      (715,135)

Distribution to converting preferred
     shareholders in form of common stock                   -        788,960              -        788,960
                                                  ------------   ------------   ------------   ------------

         Net loss applicable to common
              shareholders                        $  (716,286)   $(1,796,346)   $  (112,048)   $(1,504,095)
                                                  ============   ============   ============   ============

Net loss applicable to common shares -
     basic and diluted

     Net loss                                     $      (.08)   $     (0.31)   $      (.01)   $     (0.25)
                                                  ============   ============   ============   ============

     Weight average number of common shares         8,790,408      5,827,358      8,790,408      5,982,360
                                                  ============   ============   ============   ============

                                See accompanying notes to financial statements.


                                       ASIA WEB HOLDINGS, INC.

                                 CONDENSED STATEMENTS OF CASH FLOWS

                                 FOR THE SIX AND THREE MONTHS ENDED
                               FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                             (UNAUDITED)

                                                                        February 28/29
                                                                 -----------------------------

                                                                     2001             2000
                                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $   (716,286)   $ (1,007,386)
                                                                 -------------   -------------
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
              Depreciation                                             45,121          45,204
              Shares issued for services                                    -         232,536
              Changes in assets and liabilities:
                  Inventory                                             5,594         (24,436)
                  Prepaid expenses and other                             (532)        (11,768)
                  Due from related parties                           (149,641)        (42,000)
                  Accounts payable                                     40,194         (76,066)
                  Accrued liabilities                                  70,042         (25,352)
                  Other                                                     -           1,474
                                                                 -------------   -------------

                  Total adjustments                                    10,778          99,592
                                                                 -------------   -------------

                  Net cash used in operating activities              (705,508)       (907,794)
                                                                 -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for property and equipment                                    -         (49,559)
     (Increase) decrease in short-term investments                  1,077,539      (3,094,465)
     Increase in investment in closely held business                  (40,000)              -
                                                                 -------------   -------------

                  Cash provided (used) in investing activities      1,037,539      (3,144,024)
                                                                 -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of redeemable preferred
         stock in a private placement                                       -         150,000
                                                                 -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                      332,031      (3,901,818)

CASH AND CASH EQUIVALENTS - beginning                              10,287,631       4,093,919
                                                                 -------------   -------------

CASH AND CASH EQUIVALENTS - end (including
     $10,405,842 of restricted cash at February 28, 2001)        $ 10,619,662    $    192,101
                                                                 =============   =============

                           See accompanying notes to financial statements.

                             ASIA WEB HOLDINGS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                       FOR THE SIX AND THREE MONTHS ENDED
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000



                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                       February 28/29
                                             -----------------------------------

                                                  2001                2000
                                             ---------------    ----------------

Cash paid during the period for:

     Interest                                $            -     $             -
     Income taxes                            $            -     $             -




      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES



Common stock issued for settlement of liabilities:

     Common stock                                         -     $        53,385
     Additional paid in capital                           -     $            52
     Long-term liability                                  -     $        53,437

Common stock issued in exchange for preferred
     stock and accrued dividends                          -     $     4,023,250

                 See accompanying notes to financial statements.

                             ASIA WEB HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                       FOR THE SIX AND THREE MONTHS ENDED
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

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

       Subsequent to August 31, 1999, management made a determination to substantively discontinue the Company's AcuVision Product Line. In addition, during fiscal 1999, the Company changed its name from International AcuVision Systems, Inc. to Acubid.Com, Inc. (subsequently changed to Asia Web Holdings, Inc.) and expanded its business objective to include the development of a premier website to facilitate the buying and selling of high-end collectibles. The Company accumulated an inventory of rare and hard to find items, which it had started to auction to the public over its website. In addition, the Company developed and implemented the technological requirements needed to act as a broker to provide a venue for sellers and dealers to display their collectibles to potential purchasers throughout the world via the Company's website.

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

                             ASIA WEB HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                       FOR THE SIX AND THREE MONTHS ENDED
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       DESCRIPTION OF COMPANY'S BUSINESS (CONTINUED)

       Therefore, the Board of Directors of the Company concluded that the transaction was void. Accordingly, the value of the acquired JDI shares is included in the shareholders' equity section as an investment subject to rescission On November 13, 2000, the Company filed a complaint in the United States District Court in Delaware which alleged that JDI engaged in a conspiracy to defraud the Company of approximately 80% of its stock ownership and of the loan for the additional $900,000. Among other relief, the Company sought a declaration that the transactions governed by the purchase agreement were void. On November 21, 2000, the Court granted a Temporary Restraining Order maintaining the status quo, finding that the Board of Directors in the interim will consist of two Company members and two JDI members.

       On October 11, 2000, Selim Zilkha, on behalf of the Selim Zilkha Trust, filed a lawsuit against the Company seeking the return of the $10 million invested in June 2000. The complaint asserted violations of the state and federal securities laws, as well as related causes of action. The Company unequivocally denied the allegations.

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

       On December 18, 2000, Zilkha filed an amended complaint and on December 28, 2000, the Company filed its answer and counterclaim against Zilkha for breach of contract. Until the case was resolved, $10 million of the Company's assets remained frozen. At August 31, 2000, the funds were classified at a current asset, as management believed that resolution of the issue would occur relatively quickly. Accordingly, the frozen funds, amounting to $10,406,000 (which includes earned interest) have been classified as a non-current asset at February 28, 2001 as they were not available to the Company for corporate use at that time.

       On April 23, 2001, all disputes set forth in the JDI complaints were settled. Additionally, the Company also settled the dispute with Zilkha. In both cases, all parties agreed to settle amicably all of their disputes, mutually release each other for all causes asserted or unasserted and to dismiss both cases with prejudice.

                             ASIA WEB HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                       FOR THE SIX AND THREE MONTHS ENDED
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       DESCRIPTION OF COMPANY'S BUSINESS (CONTINUED)

       Pursuant to the comprehensive settlement agreement, the parties agreed to terminate the stock purchase agreement entered into on March 24, 2000 between JDI and the Company. Pursuant to such termination, Alanberg returned to the Company 41,400,000 shares of the Company's common stock; Kingslake Holding PTE, Ltd., a Singapore corporation to whom Alanberg had transferred Asia Web shares, returned to the Company 2,600,000 shares of Asia Web common stock; and the Company returned to Alanberg 1,800,000 shares of JDI common stock.

       With respect to the transaction entered into between the Company and the Zilkha Trust, the Zilkha Trust returned to the Company 1,000,000 shares of Asia Web Series B Preferred Stock and all warrants it had received; the Company returned to the Zilkha Trust $8 million of its original $10 million investment in the Company together with one-half of the interest on such investment (none of which had been spent by the Company); and the Company retained $2 million of the original Zilkha investment together with the remaining one-half of the interest on the entire $10 million investment. The settlements will be reflected in the Company's financial statements during the quarter ending May 31, 2001.

       In connection with the settlements, Bosko Djordjevic and Raj Singam have resigned form the Company's Board of Directors. The Company is in the process of conducting a search for independent directors to fill the vacancies left by the departure of Messrs Djordjevic and Singam and hopes to announce such replacements in the near future.

       As of February 28, 2001, while the Company's web site remains operational, there is virtually no activity on the site and the Company is not actively promoting the auction site and has ceased selling Company owned inventory on its site.

       BASIS OF PRESENTATION

       In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly its financial position as of February 28, 2001 and the results of its operations and cash flows for the three and six months ended February 28, 2001 and February 29, 2000. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the financial statement and footnotes included in the Company's annual report on Form 10-KSB for the year ended August 31, 2000. The results of operations for the six months ended February 28, 2001 are not necessarily indicative of the results to be expected for the full year.

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

                             ASIA WEB HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                       FOR THE SIX AND THREE MONTHS ENDED
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       REVENUE RECOGNITION

       Revenues from the sale of items listed on the Company's on-line auction site are recognized at the time an item is listed.

       WEB SITE DEVELOPMENT COSTS

       Development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's website. Such product development costs are expensed as incurred.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less. The Company has no requirements for compensating balances. At February 28, 2001, cash balances in excess of federally insured limits amounted to approximately $112,000.

       MARKETABLE SECURITIES

       At February 28, 2001, approximately $105,000 is maintained in a liquid asset management account which invests primarily in investment grade short-term commercial paper, corporate bonds and taxable auction rate notes.

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

       INVENTORY

       Inventory, consisting of sports memorabilia and other collectibles is stated at the lower of cost (first-in, first-out) or market. The Company's management monitors inventory for slow moving items and makes necessary valuation adjustments when required. Due to the uncertainty of the Company's continued auction site operations, inventory has been classified as a long-term, rather than current asset.

       PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected lives, which range from three to five years. Expenditures for normal maintenance and repairs are charged to operations. Renewals and betterments that materially extend the life of the assets are capitalized.

       INVESTMENT IN CLOSELY HELD COMPANY

       During the fiscal year ended August 31, 2000, the Company purchased 100,000 shares of $.001 par value preferred stock of a closely held brokerage company for $100,000. Each share of the preferred stock is convertible into 2 shares of common stock at $.50 a share. In addition, the Company has advanced this entity $40,000. The advance is non-interest bearing, and has no specific due date.

       This investment and advance are carried at cost. There is no market for this investment, and it is impracticable to estimate its fair value. However, audited year-end financial statements of the investee as of June 30, 2000, reflect total shareholders' equity of approximately $168,000.

                             ASIA WEB HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                       FOR THE SIX AND THREE MONTHS ENDED
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                   (UNAUDITED)


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

                             ASIA WEB HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                       FOR THE SIX AND THREE MONTHS ENDED
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       COMMON SHARES AND PER SHARE AMOUNTS

       In March 1999, the Company effected a one-for-two reverse stock split. All common shares and per share amounts have been adjusted to give effect to that stock split.

       LOSS PER COMMON SHARE

       Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. Diluted loss per share does not consider the potentially dilutive securities on an "as if converted" basis, as the effect of their inclusion would be anti-dilutive. Due to the uncertainty regarding the JDI and Zikha transactions, the shares subject to rescission are not considered in outstanding shares for purposes of these calculations.

       ADVERTISING COSTS

       Advertising costs are charged to operations as they are incurred.

2. EXCHANGE OF 6% CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED SHARES INTO COMMON SHARES

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

       As of February 28, 2001, all 3,950,000 preferred shares which had been outstanding were exchanged, which resulted in the issuance of 2,893,770 common shares. The number of shares issued as "incentive" shares amounted to 263,070. For accounting purposes, these shares have been recorded as a distribution to the preferred shareholders (net of accrual dividends due the preferred shareholders which were cancelled in connection with exchange offer).

3.     COMMITMENTS AND CONTINGENCIES

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

       The plaintiff is seeking damages in an unspecified amount. A limited amount of discovery has been conducted in this matter, and outside counsel for the Company has estimated the Company's exposure to approximate $100,000. The Company, has accrued $100,000 with respect to this matter.

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

                  The business plan, conceived in February 1999, had the Company competing for a share of the online auction business dominated by eBAY, Amazon.com and Yahoo. In the latter part of 1999, certain assumptions relating to the Company's ability to gain a significant portion of the online auction business proved to be incorrect. (See, Part I, Item 1 of the Company's Report on Form 10-K filed January 10, 2001.)

                  Because of these incorrect business assumptions, the Company began to explore business relationships that would provide the Company with a venue to use its Internet expertise in a profitable manner while at the same time building customer support for its online auction business. This led to a plan in February, 2000, that would have the Company:

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

         (c) Leverage off these new markets to increase the traffic to the Company's online auction site as well as other developed e-commerce and information sites. Each relationship that the Company forged with another Internet corporation would increase the number of viewers that the Company can reach worldwide. This would provide the Company with access to new viewers that can be driven to its auction and e-commerce sites without a significant investment in advertising.

                  It was this new business model that lead to the acquisition of PT Jaring Data Interaktif. (See Part II, Item 1, Legal Proceedings. See also,
Part I, Item 3 of the Company's Report on Form 10-K filed January 10, 2001. )

                  As of the date of this report, the Company is assessing whether to continue to pursue the above business model. The Company is also looking at other options not involving the Internet.

SUMMARY

                  By August 31, 2000 the Online Auction Site was operational but was no longer actively promoted by the Company. By October 31, 2000 the Company had moved the equipment that hosted the site from the Level III Data Center in San Diego, California to its corporate offices and was no longer actively selling its own merchandise on the site. The Advisory Board that had advised the Company on acquiring and promoting merchandise was also no longer active. By taking these actions, the Company eliminated almost all costs associated with maintaining the site. Although the site remains operational allowing consumers to post items on the site for auction, the activity on the site is minimal and the Company has no expectations that the site will generate significant revenue unless a decision is made to begin actively promoting the site again.

                  The Company is now in a position where it needs to evaluate a new business model that best utilizes its current assets and personnel. Several Internet related as well as non-Internet related possibilities have been reviewed but, during the pendency of the litigation, the Company had been unable to take any action. Additionally, when a new direction is determined the Company does not know if its auction site will fit in that new business. Now that the litigation is resolved, the Company will actively pursue new business opportunities. (See, Part II, Item 2, Legal Proceedings.)

RESULTS OF OPERATIONS

                  Results of Operations-for the Three Months Ended February 28, 2001 Compared to Three Months Ended February 29, 2000:
--------------------------------------------------------------------------------
                  Revenues
                  --------
                  Auctions were commenced in August of 1999. Revenues were $241 and $1,456 respectively, for the three and six months ended February 28, 2001 as compared to $3,093 and $17,464 for the three and six months ended February 29, 2000. The Company expects that no significant changes the Company's online auction house nor its revenues from that site will occur for the foreseeable future. The Company plans to maintain the online auction house at its present level until it determines how the site fits within its business model and future plans.

                  Operating Costs and Expenses:

                  Selling General and Administrative, Excluding Depreciation-

                  Selling, general and administrative costs and expenses, excluding depreciation were $234,240 and $997,180 for the three months and six months ended February 28, 2001 as compared to $632,812 and $957,824, for the three months and six months ended February 29, 2000. Thus, selling, general, and administration costs increased (decreased) by $(398,572) and $39,356, for the three and six months ended February 28, 2001 as compared to the three and six months ended February 29, 2000. The Company incurred approximately $76,000 and $500,000 in legal expenses for the three and six months ended February 28, 2001, in connection with the JDI, Zilkha and Bevacqua litigation. (See, Legal Proceedings). Legal expenses were approximately $ $40,000 and $80,000 for the three and six months ended February 29, 2000.

                  Investment and Dividend Income-

                  Investment and dividend income was approximately $145,067 and $179,640 for the three and six months ended February 28, 2001, respectively, as compared to $30,015 and $44,000 during the three and six months ended February 29, 2000, respectively. Investment income is derived from interest earned on bank deposits and earnings on short term Investments, including the $10,000,000 of restricted cash. As a result of the settlement reached with JDI and the Zilkha Trust (See, Par II, Item 1.), cash and equivalents will decline by approximately $8,200,000. Accordingly, management expects interest and dividend income will decline substantially in the future.

                  Liquidity and Capital Resources:
                  -------------------------------

                  Prior to February 28, 2001, the Company had raised $15,025,471 since the change in business direction in February 1999. The Company's balance sheet at February 28, 2001 reflects cash and related interest of approximately $10,620.000 and marketable securities of approximately $105,000. Of the cash, $10,000,000 and related interest, "frozen" pursuant to a temporary injunction granted to the plaintiffs in the Zilkha litigation, had been classified as a non current asset at February 28, 2001 due to uncertainty of the litigation. The matter was settled, after the end of the quarter, and of the amount previously "frozen", the Company has retained $2,200,000, returning approximately $8,250,000 to Zilkha pursuant to the terms of the settlement. (See, Legal Proceedings for a discussion of the Zilkha litigation and settlement).

                  Cash and cash equivalents (including the cash frozen pursuant to the Zilkha litigation) increased by approximately $332,000 during the six months ended February 28, 2001 due, in part, to the liquidation of short-term investments. Cash used in operating activities amounted to approximately $706,000 during this period. Cash was used to increase related party loans and to fund the legal expenses in connection with the JDI and Zilkha transactions. (See, Legal Proceedings.)

                  With the settlement of the litigation discussed below, and the resulting divestiture of JDI, the Company believes that it can satisfy its cash requirements over the next twelve months. However, the Company's longer-term capital requirements beyond the next 12 months will depend on many factors, including, but not limited to, implementing a new business model.

PART II

ITEM 1.           LEGAL PROCEEDINGS.

                  The following is a summary of three litigation matters in which the Company is party. The summaries below are qualified by a review of the complete court file in each matter.

         (a)      The Zilkha Litigation and The Delaware Litigation
                  -------------------------------------------------

                  On March 23, 2001, the Company attended an Early Neutral Evaluation Conference, where, with the assistance of a United States Magistrate, the parties reached a tentative settlement which was later memorialized in a Settlement Agreement. On April 23, 2001, all disputes set forth in a complaint filed by the Company on November 13, 2000, against defendants PT. Jaring Interaktif ("JDI"), an Indonesian corporation, Peter F. Gontha, Francois Gontha, Dewi Allice Lydia Gontha Adisatrya Suryo Sulisto, Ahmad Sidik Mauladi ("Dicky") Iskandar Di Nata, Alanberg Pte. Ltd., a Singapore Corporation ("Alanberg"), Marlon Buno, Lincoln Stone, and Bosko Djordjevic (Asia Web Holdings, Inc. v. PT. Jaring Data Interaktif, et al., Case No. 00-949, United States District Court for the District of Delaware) were settled. The Company also settled a dispute in which it had been named as a defendant in an action in the United States District Court for the Southern District of California (Selim K. Zilkha Trust, et al., v. Asia Web Holdings, Inc., Case No. 00 CV 2025 J). In both cases, all parties agreed to settle amicably all of their disputes, mutually release each other for all causes asserted or unasserted and to dismiss both cases with prejudice.

         Pursuant to the comprehensive settlement agreement, the parties agreed to terminate the stock purchase agreement entered into on March 24, 2000 between JDI and the Company. Pursuant to such termination, Alanberg returned to the Company 41,400,000 shares of Asia Web common stock; Kingslake Holding PTE, Ltd., a Singapore corporation to whom Alanberg had transferred Asia Web shares, returned to the Company 2,600,000 shares of Asia Web common stock; and the Company returned to Alanberg 1,800,000 shares of JDI common stock.

                  With respect to the transaction entered into between the Company and the Zilkha Trust dated June 23, 2000, the Zilkha Trust returned to the Company 1,000,000 shares of Asia Web Series B Preferred Stock and all warrants it had received; the Company returned to the Zilkha Trust $8 million of its original $10 million investment in the Company together with one-half of the interest on such investment (none of which had been spent by the Company); and the Company retained $2 million or the original Zilkha investment together with the remaining one-half of the interest on the entire $10 million investment.

                  In connection with the settlements, Bosko Djordjevic and Raj Singam have resigned from the Company's Board of Directors. The Company is in the process of conducting a search for independent directors to fill the vacancies left by the departure of Messrs Djordjevic and Singam and expects to announce such replacements in the near future.

         (b)      The Kurt Bevacqua Litigation
                  ----------------------------

                  There has been no change in the status of the Bevacqua litigation since the Company filed its report on Form 10-Q for the quarter ending November 30, 2000.


ITEM 2.           CHANGES IN SECURITIES.

                  (a) Pursuant to the Settlement Agreement entered into April 23, 2001, the Zilkha trust returned the 1,000,000 of Series B Preferred Stock, as well as, the two warrants to purchase an additional 7,000,000 shares of common stock. The Series B Preferred Stock will be canceled.

                  (c) During the three month period ending February 28, 2001, the Company has sold the following securities without registering them under the Securities Act of 1933 (the "Securities Act"):

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

10.13 Proprietary Information Agreement between AcuBid.com and certain employees. (Filed with Form 10-SB on December 15, 1999


                  (b)      Reports on Form 8-K

                           There were no reports filed on Form 8-K during the
quarter.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Asia Web Holdings, Inc.


May 7, 2000                             /s/   Lawrence Schaffer
                                        -----------------------------------
                                        By: Lawrence Schaffer
                                        Its: Chief Financial Officer


                                        /s/   Lawrence Schaffer
                                        -------------------------------------
                                        By: Lawrence Schaffer
                                        Its: President