Form 10QSB
period 2001-05-31
ASIA WEB HOLDINGS INC
filed 2001-08-14
CIK 1096841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB


(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2001
                                                  ------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission file number 0-27757
                                                -------


                             Asia Web Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)


           Delaware                                             33-0529299
-------------------------------                            --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


          1947 Camino Vida Roble, Suite 102, Carlsbad, California 92008
          -------------------------------------------------------------
                    (Address of principal executive offices)


                                 (760) 804-0023
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,790,408

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                ACUBID.COM, INC.
                                   FORM 10-QSB

                                Table of Contents


ITEM No.
--------

PART I   FINANCIAL INFORMATION

1.       Financial Statements ..............................................1

         Balance Sheet as of May 31, 2001 (unaudited)
            and August 31, 2000.............................................1

         Statements of Operations for the Nine and Three Months Ended
            May 31, 2001 and May 31, 2000 (Unaudited).......................2

         Statements of Shareholders' Equity for the Nine Months
            Ended May 31, 2001..............................................3

         Statements of Cash Flows for the Nine Months Ended
            May 31, 2001 and May 31, 2000 (Unaudited).......................4-5

         Notes to the Financial Statements (Unaudited)......................6-11

2.       Management's Discussion and Analysis or Plan of Operation..........12

PART II  OTHER INFORMATION

1.       Legal Proceedings..................................................15

2.       Changes in Securities..............................................15

3.       Defaults Upon Senior Securities....................................16

4.       Submission of Matters to a Vote of Security Holders................16

5.       Other Information..................................................16

6.       Exhibits and Reports on Form 8-K...................................16

SIGNATURES..................................................................18

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             ASIA WEB HOLDINGS, INC.

                         CONDENSED FINANCIAL STATEMENTS

            FOR THE NINE AND THREE MONTHS ENDED MAY 31, 2001 AND 2000

                                   (UNAUDITED)

                                    CONTENTS


                                                                            Page

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

     Balance Sheet - May 31, 2001 and August 31, 2000                        1

     Statements of Operations
         For the Nine and Three Months Ended May 31, 2001 and 2000           2

     Statements of Shareholders' Equity
         For the Nine Months Ended May 31, 2001                              3

     Statements of Cash Flows
         For the Nine Months Ended May 31, 2001 and 2000                    4-5

     Notes to Financial Statements                                          6-13

                                        ASIA WEB HOLDINGS, INC.
                                        CONDENSED BALANCE SHEETS
                                    MAY 31, 2001 AND AUGUST 31, 2000

                                                 ASSETS

                                                                            May 31,        August 31,
                                                                             2001            2000
                                                                        --------------   --------------
                                                                         (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents ($10,000,000 restricted
         at August 31, 2000) (Note 1)                                   $     226,066    $  10,287,631
     Short-term investments (Note 1)                                        1,025,994        1,182,585
     Prepaid expenses and other                                                 6,032                -
     Due from officers                                                         44,946           42,452
                                                                        --------------   --------------

              Total current assets                                          1,303,038       11,512,668
                                                                        --------------   --------------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation                                                              88,437          156,117
                                                                        --------------   --------------

OTHER ASSETS
     Restricted cash                                                        1,000,000                -
     Investment in closely-held company                                       140,000          100,000
     Inventory                                                                136,270          142,389
     Other                                                                      6,978            6,978
                                                                        --------------   --------------

              Total Other Assets                                            1,283,248          249,367
                                                                        --------------   --------------

              TOTAL ASSETS                                              $   2,674,723    $  11,918,152
                                                                        ==============   ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                                   $     108,028    $     146,169
     Accrued expenses                                                         748,034          140,038
     Due to related parties                                                    13,290           13,290
                                                                        --------------   --------------

              Total current liabilities                                       869,352          299,497
                                                                        --------------   --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (Notes 2, 5 and 6)
     Preferred Stock; par value $.001; 10,000,000
         shares authorized; no shares issued and outstanding
         at May 31, 2001, 1,000,000 shares issued and
         outstanding at August 31, 2000                                             -       10,000,000
     Common stock; par value of $0.001 per share;
         100,000,000 shares authorized; 8,790,408 and
         52,790,408 shares issued and outstanding at
         May 31, 2001 and August 31, 2000, respectively                         8,792           52,792
     Additional paid-in capital                                            15,446,891      101,639,006
     Investment in Indonesian subsidiary, at cost,
         subject to rescission                                                      -      (88,000,000)
     Accumulated deficit                                                  (13,650,312)     (12,073,143)
                                                                        --------------   --------------

              Total shareholders' equity                                    1,805,371       11,618,655
                                                                        --------------   --------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $   2,674,723    $  11,918,152
                                                                        ==============   ==============

                            See accompanying notes to financial statements.

                                          ASIA WEB HOLDINGS, INC.
                                     CONDENSED STATEMENTS OF OPERATIONS
                                    FOR THE NINE AND THREE MONTHS ENDED
                                           MAY 31, 2001 AND 2000
                                                (UNAUDITED)

                                                        Nine Months Ended           Three Months Ended
                                                            May 31,                       May 31,
                                                  ---------------------------   ---------------------------
                                                     2001            2000          2001            2000
                                                  ------------   ------------   ------------   ------------
Revenues                                          $     8,050    $    19,306    $       594    $     1,842
Cost of revenues (Note 1)                              (6,695)       137,153            546         41,324
                                                  ------------   ------------   ------------   ------------

         Gross profit (loss)                            1,355       (117,847)            48        (39,482)
                                                  ------------   ------------   ------------   ------------

Operating Costs and Expenses
     Selling, general and administrative,
         excluding depreciation, including
         $232,000 in the form of common
         stock issued to employees and
         others for services provided in the
         nine months ended May 31, 2000             1,330,601      1,530,750        333,421        586,518
     Settlement of litigation (Note 3)                593,000              -        593,000              -
     Depreciation                                      67,680         67,807         22,560         22,603
                                                  ------------   ------------   ------------   ------------

         Total operating costs and expenses         1,991,281      1,598,557        948,981        609,171
                                                  ------------   ------------   ------------   ------------

         Loss from operations                      (1,989,926)    (1,716,401)      (948,933)      (648,603)
                                                  ------------   ------------   ------------   ------------

Other Income
     Interest and dividend income                     412,760         69,896         88,053         51,317
     Other investment income                                -         41,836              -              -
                                                  ------------   ------------   ------------   ------------

         Total other income                           412,760        111,732         88,053         51,317
                                                  ------------   ------------   ------------   ------------

         Loss before provision for income taxes
              and extraordinary item               (1,577,169)    (1,604,672)      (860,880)      (597,286)

Provision for income taxes                                  -              -              -              -
                                                  ------------   ------------   ------------   ------------

         Net loss                                  (1,577,169)    (1,604,672)      (860,880)      (597,286)
                                                  ============   ============   ============   ============
Distribution to converting preferred
     shareholders in form of common stock                   -        788,960              -              -
                                                  ------------   ------------   ------------   ------------

         Net loss applicable to common
              shareholders                        $(1,577,169)   $(2,393,632)   $  (860,880)   $  (597,286)
                                                  ============   ============   ============   ============

Net loss applicable to common shares -
     basic and diluted

     Net loss                                     $     (0.18)   $     (0.34)   $     (0.10)   $     (0.07)
                                                  ============   ============   ============   ============

     Weight average number of common shares         8,790,408      7,097,389      8,790,408      8,778,157
                                                  ============   ============   ============   ============

                              See accompanying notes to financial statements.

                                                       ASIA WEB HOLDINGS, INC.
                                            CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               FOR THE NINE MONTHS ENDED MAY 31, 2001
                                                             (UNAUDITED)

                                                                                           Investment in
                                   Preferred Stock          Common Stock       Additional    Subsidiary
                              ------------------------ ----------------------    Paid-In     Subject to   Accumulated
                                 Shares      Amount       Shares     Amount      Capital     Rescission     Deficit        Total
                              ----------- ------------ ------------ --------- ------------- ------------ ------------- ------------
Balance, September 1, 2000     1,000,000  $ 10,000,000  52,790,408  $ 52,792  $101,639,006 $(88,000,000) $(12,073,143) $11,618,655

Net loss for the period                -             -           -         -             -            -    (1,577,169)  (1,577,169)

Redemption and
  cancellation of
  preferred stock             (1,000,000) (10,000,000)           -         -     1,763,885            -             -   (8,236,115)

Rescission of
  common stock and
  cancellation of
  merger agreement                     -            -  (44,000,000)  (44,000)  (87,956,000)  88,000,000             -            -
                              ----------- ------------ ------------ --------- ------------- ------------ ------------- ------------

Balance, May 31, 2001
(Unaudited)                            -  $         -    8,790,408  $  8,792  $ 15,446,891  $         -  $(13,650,312) $ 1,805,371
                              =========== ============ ============ ========= ============= ============ ============= ============

                                           See accompanying notes to financial statements.

                                    ASIA WEB HOLDINGS, INC.
                              CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED MAY 31, 2001 AND 2000
                                          (UNAUDITED)

                                                                      2001           2000
                                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $ (1,577,169)   $ (2,393,632)
                                                                 -------------   -------------
     Adjustments to reconcile net loss to net cash
         Used by operating activities:
              Depreciation and amortization                            67,680          67,807
              Shares issued for services                                    -           7,500
              Common shares issued as inducement
                  to preferred shareholders                                 -         788,960
              Changes in assets and liabilities:
                  Inventory                                             6,119           6,564
                  Prepaid expenses and other                           (6,032)           (580)
                  Accounts payable                                    (38,141)        (76,187)
                  Accrued expenses                                    607,996          (8,090)
                  Due from officers                                    (2,494)              -
                                                                 -------------   -------------

                  Total adjustments                                   635,128       1,011,280
                                                                 -------------   -------------

                  Net cash used by operating activities              (942,041)     (1,382,352)
                                                                 -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for property and equipment                                    -         (50,501)
     (Increase) decrease in short-term investments                    156,591      (2,390,402)
     Increase in investments and advances to privately
         owned company                                                (40,000)              -
                                                                 -------------   -------------

                  Cash provided (used) in investing activities        116,591      (2,440,903)
                                                                 -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of redeemable preferred
         stock in a private placement                                       -         150,000
     Proceeds from exercise of warrants                                     -          11,250
     Increase in due from affiliates                                        -        (270,144)
     Redemption of preferred stock                                 (8,236,115)              -
     Restricted cash                                               (1,000,000)              -
                                                                 -------------   -------------

                  Cash used by financing activities                (9,236,115)       (108,894)
                                                                 -------------   -------------

NET DECREASE IN CASH AND CASH
     EQUIVALENTS                                                  (10,061,565)     (3,932,149)

CASH AND CASH EQUIVALENTS - beginning (including
     $10,000,000 of restricted cash at August 31, 2000)            10,287,631       4,093,919
                                                                 -------------   -------------

CASH AND CASH EQUIVALENTS - end                                  $    226,066    $    161,770
                                                                 =============   =============

                        See accompanying notes to financial statements.

                             ASIA WEB HOLDINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED MAY 31, 2001 AND 2000


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                            May 31,
                                                --------------------------------
                                                     2001             2000
                                                --------------   ---------------
Cash paid during the period for:

     Interest                                   $           -    $            -
     Income taxes                               $           -    $            -


      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


Rescission of 44,000,000 common shares and cancellation of merger agreement:

     Common stock                               $     (44,000)   $            -
     Paid in capital                            $ (87,956,000)   $            -
     Investment in subsidiary                   $  88,000,000    $            -

Common stock issued for settlement of liabilities:

     Common stock                               $           -    $       53,385
     Additional paid in capital                 $           -    $           52
     Long-term liability                        $           -    $       53,437

Common stock issued in exchange for preferred
     stock and accrued dividends                $           -    $    4,023,250

                 See accompanying notes to financial statements.

                             ASIA WEB HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2001 AND 2000
                                   (UNAUDITED)


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

                             ASIA WEB HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2001 AND 2000
                                   (UNAUDITED)


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

                             ASIA WEB HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2001 AND 2000
                                   (UNAUDITED)


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

       With respect to the transaction entered into between the Company and the Zilkha Trust, the Zilkha Trust returned to the Company its 1,000,000 shares of Asia Web Series B Preferred Stock and all warrants it had received; the Company returned to the Zilkha Trust $8 million of its original $10 million investment in the Company together with one-half of the interest on such investment ($236,115); the Company retained $2 million of the original Zilkha investment together with the remaining one-half of the interest on the entire investment. The settlements are reflected in the Company's financial statements for the nine months ended May 31, 2001.

       In connection with the settlements, Bosko Djordjevic and Raj Singam have resigned form the Company's Board of Directors. The Company is in the process of conducting a search for independent directors to fill the vacancies left by the departure of Messrs Djordjevic and Singam and hopes to announce such replacements in the near future.

       As of May 31, 2001, while the Company's web site remains operational, there is virtually no activity on the site and the Company is not actively promoting the auction site and has ceased selling Company owned inventory on its site.

       BASIS OF PRESENTATION

       In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly its financial position as of May 31, 2001 and the results of its operations and cash flows for the three and nine months then ended. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the financial statement and footnotes included in the Company's annual report on Form 10-KSB for the year ended August 31, 2000. The results of operations for the nine months ended May 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

                             ASIA WEB HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2001 AND 2000
                                   (UNAUDITED)


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

       MARKETABLE SECURITIES

       At May 31, 2001, approximately $70,000 is maintained in a liquid asset management account which invests primarily in investment grade short-term commercial paper, corporate bonds and taxable auction rate notes.

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

       INVENTORY

       Inventory, consisting of sports memorabilia and other collectibles is stated at the lower of cost (first-in, first-out) or market. The Company's management monitors inventory for slow moving items and makes necessary valuation adjustments when required. Due to the uncertainty of the Company's continued auction site operations, inventory has been classified as a long-term, rather than current, asset.

       PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected lives, which range from three to five years. Expenditures for normal maintenance and repairs are charged to operations. Renewals and betterments that materially extend the life of the assets are capitalized.

       INVESTMENT IN CLOSELY HELD COMPANY

       During the fiscal year ended August 31, 2000, the Company purchased 100,000 shares of $.001 par value preferred stock of a closely held company for $100,000. Each share of the preferred stock is convertible into 2 shares of common stock at $.50 a share. In addition, the Company has advanced this entity $40,000. The advance is non-interest bearing, and has no specific due date.

       This investment and advance are carried at cost. There is no market for this investment, and it is impracticable to estimate its fair value.

                             ASIA WEB HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2001 AND 2000
                                   (UNAUDITED)


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

                             ASIA WEB HOLDINGS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED MAY 31, 2001 AND 2000
                                   (UNAUDITED)


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

3.     COMMITMENTS AND CONTINGENCIES

       Litigation

       The Company and three of its directors were named as defendants in a lawsuit which had alleged among other things breach of contract, brought by a former member of its advisory board. The plaintiff had alleged that in return for serving on the Company's advisory board and persuading other well-known professional athletes to join the advisory board he was promised 50,000 shares of the Company's common stock and the option to purchase an additional 200,000 shares at $0.45 per share.

       During August 2001, the Company entered into a settlement agreement with the plaintiff. Under the terms of the agreement , the Company will pay the plaintiff approximately $580,000 and forgive $20,000 of advances previously made to the plaintiff. Approximately $540,000 of the settlement will be paid in cash, and $60,000 will be paid by the return of certain inventory items to the plaintiff with an estimated fair value of $60,000. The plaintiff will return his 50,000 shares of common stock to the Company and the optional referred to above will be cancelled.

       The settlement has been accrued in the accompanying financial statements as of May 31, 2001.

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

         (b) Expand and evolve the Company's auction technologies into reusable e- commerce technologies that can be offered to these Internet corporations. In addition, the Company planned to provide technical and managerial support to these Internet corporations. The Company's ability to attract Internet corporations in the emerging Internet markets relied heavily on its ability to assist those corporations.

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

                  It was this new business model that lead to the acquisition of PT Jaring Data Interaktif. (See Report on Form 10-Q Part II, Item 1, Legal Proceedings filed May 16, 2001. See also, Part I, Item 3 of the Company's Report on Form 10-K filed January 10, 2001. )

                  As of the date of this report, the Company is assessing whether to continue to pursue the above business model. The Company is also looking at other options not involving the Internet.

                  The Company is now in a position to evaluate a new business model that best utilizes its current assets and personnel. Several Internet related as well as non-Internet related possibilities have been reviewed but, during the pendency of the litigation, the Company had been unable to take any action. Additionally, when a new direction is determined the Company does not know if its auction site will fit in that new business. Now that the litigation is resolved, the Company will actively pursue new business opportunities. (See, Part II, Item 2, Legal Proceedings.)

RESULTS OF OPERATIONS

                  Results of Operations- for the Three Months Ended May 31, 2001
                  --------------------------------------------------------------
Compared to Three Months Ended May 31, 2000:
--------------------------------------------

                  Revenues
                  --------

                  Auctions were commenced in August of 1999. Revenues were $594 and $8,050 respectively, for the three and nine months ended May 31, 2001 as compared to $1,842 and $19,306 for the three and nine months ended May 31, 2000. The Company does not expect significant revenues from the operation of the site for the foreseeable future. The Company plans to maintain the online auction house at its present level until it determines how the site fits within its business model and future plans.

                  Operating Costs and Expenses:
                  ----------------------------

                  Selling General and Administrative, Excluding Depreciation-

                  Selling, general and administrative costs and expenses, excluding depreciation were $333,421 and $1,330,601 for the three and nine months ended May 31, 2001 as compared to $586,518 and $1,530,750, for the three and nine months ended May 31, 2000. Accordingly, selling, general, and administrative expenses decreased by $253,097 and $200,149 for the three and nine months ended May 31, 2001 as compared to the three and six months ended May

31, 2000. Significantly higher legal costs were incurred by the Company in the 2001 periods in connection with the Zilkha and Bevacqua matters. (See Legal Proceedings.) However, we were able to reduce other general and administrative expenses, including payroll, consulting expenses, other professionals, travel and entertainment, and others consistent with the current business environment.

                  Settlement of Litigation:
                  ------------------------

                  As explained more fully in Part II, Item 1 of this filing, on July 31, 2001, the Company settled its litigation with Kurt Bevacqua. In connection with the settlement, the Company recorded charges of $593,000 in the three and nine months ended May 31, 2001.

                  Investment and Dividend Income-

                  Investment and dividend income was approximately $88,000 and $413,000 for the three and nine months ended May 31, 2001, respectively, as compared to $51,000 and $70,000 during the three and nine months ended May 31, 2000, respectively. Investment income is derived from interest earned on bank deposits and earnings on short term Investments. In connection with the settlements in the Zilkha and Bevacqua matters, the Company utilized approximately $8,800,000 in cash. Accordingly, management expects that the future periods, investment income will be significantly less than that reported in the 2001 nine and three month period.

                  Liquidity and Capital Resources:
                  -------------------------------

                  Prior to May 31, 2001, the Company had raised $15,025,471 since the change in business direction in February 1999. The Company's balance sheet at May 31, 2001 reflects cash of approximately $226,000 and marketable securities of approximately $1,026,000.

                  Cash and cash equivalents decreased by approximately $10,062,000 during the nine months ended May 31, 2001 due, in part, to the Zilkha settlement. Cash used in operating activities amounted to approximately $942,000 during this period. Cash was used to fund the legal expenses in connection with the Bevacqua litigation. (See, Legal Proceedings.) In addition, also in connection with the Bevacqua litigation, the Company was required to put $1,000,000 into an escrow account on May 31, 2001.

                  With the settlement of the Zilkha litigation(See, Report on Form 10-Q Part II, Item 1, Legal Proceedings filed May 16, 2001) and the resulting divestiture of JDI, and the settlement of the Bevacqua litigation discussed below, the Company believes that it can satisfy its cash requirements over the next twelve months. However, the Company's longer-term capital requirements beyond the next 12 months will depend on many factors, including, but not limited to, implementing a new business model.

PART II

ITEM 1.           LEGAL PROCEEDINGS.

                  The following is a summary of the Bevacqua litigation matter in which the Company is party. The summary below are qualified by a review of the complete court file in the matter.

                  On July 30, 2001 the company, Asia Web Holdings Inc. entered into an agreement in principle to settle certain litigation commenced by Kurt Bevacqua, former chairman of the company's advisory board.

                  Pursuant to the settlement, Bevacqua received $500,000 plus forgiveness of indebtedness in the amount of $20,000 and sports memorabilia with an estimated fair value of $60,000.

                  The company has always maintained that the maximum exposure to the company was $100,000. When the trial of the matter commenced on July 26, 2001, the company faced some serious adverse rulings from the court. Although management disagreed with the rulings it concluded, that, in light of these rulings, it was in the best interest of the company to settle the matter.


ITEM 2.           CHANGES IN SECURITIES.

                  (a) Pursuant to the Settlement Agreement entered into April 23, 2001, the Zilkha trust returned the 1,000,000 of Series B Preferred Stock, as well as, the two warrants to purchase an additional 7,000,000 shares of common stock. The Series B Preferred Stock will be canceled.

                  (b)      Not Applicable

                  (c) During the three month period ending May 31, 2001, the Company has sold the following securities without registering them under the Securities Act of 1933 (the "Securities Act"):

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

3(ii)             Bylaws (Delaware) (Filed with Form 10-KSB on January 10, 2001)

4.1 Certificate of Designations of the Series B Preferred Stock Filed June 20, 2000 (Filed with Form 8-K on July 5, 2000)

4.2 Warrant 1 Dated June 20, 2000 granted Selim Zilkha Trust (Filed with Form 8-K on July 5, 2000)

4.3 Warrant 2 Dated June 20, 2000 granted Selim Zilkha Trust (Filed with Form 8-K on July 5, 2000)

4.4               Warrant to Purchase Shares of Common Stock of AcuBid.com, Inc.
                  Exercisable Six Months from the Date of Grant and Expiring Five Years from the Date of the Grant in connection with 1999 Rule 506 Private Placement (Previously Filed)

10.1 Employment Agreement with Michael Schaffer dated June1, 2000 (Filed with Form 8-K on July 5, 2000)

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


                                             Asia Web Holdings, Inc.


August 14, 2000                              /s/   Lawrence Schaffer
                                             -----------------------------------
                                             By: Lawrence Schaffer
                                             Its: Chief Financial Officer


                                             /s/   Lawrence Schaffer
                                             -----------------------------------
                                             By: Lawrence Schaffer
                                             Its: President