Form 10KSB
period 2001-08-31
ASIA WEB HOLDINGS INC
filed 2001-12-14
CIK 1096841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-KSB
(Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended August 31, 2001
                                               --------------------

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         State issuer's revenues for its most recent fiscal year: $ 47,455.

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Registrant's common shares as of December 5, 2001 was $1,205,588.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         The number of shares outstanding of each of the issuer's classes of common equity, as of November 26, 2001 was 8,735,408.

                       DOCUMENTS INCORPORATED BY REFERENCE

           NONE

         Transition Small Business Disclosure Format (check one);

         Yes_______        No___X___

Part I

Item 1.  Business

HISTORICAL OVERVIEW

         Asia Web Holdings, Inc. (the "Company" or the "Registrant") was incorporated under the Company Act of British Columbia on August 26, 1983, as Sheen Minerals, Inc., a mineral exploration and extraction company. On August 27, 1991, the Company changed its name to International AcuVision Systems, Inc. and, in September 1993, the Company was domesticated under Section 388 of the Delaware General Corporation Law. During the period August 1991 through August 31, 1998, the Company marketed its vision training products in the optometric, sports vision, occupational therapy and visual rehabilitation fields. By fiscal year end, August 31, 1998, the Company concluded that future sales and business in the vision training market was too limited and that the costs of marketing and production too great. Unsolicited orders for vision training products were filled through August 31, 1999 at which time management determined that the Company would discontinue the vision training operation in its entirety. As a result, management determined that the Company should restructure.

         At the 1999 Annual Meeting of Stockholders, the Company's name was changed to Acubid.com, Inc; the authorized shares were increased to 50,000,000; a class of 10,000,000 Preferred Shares was created; the Company's stock was reverse split one for two; and the web-based auction house was initiated. Because the Company's inability, through limited marketing and promotion, to expand the viewership of its auction site to the point where any significant revenue could be derived from that site, the Company began to explore business relationships that would provide the Company a venue to use its Internet expertise in a profitable manner while at the same time building customer support for its online auction business.

         At the Annual Meeting of Stockholders held May 22, 2000, the authorized shares were increased to 100,000,000 and the name of the Company was changed to Asia Web Holdings, Inc. On June 2, 2000, Registrant filed the Restated Certificate of Incorporation of Acubid.com, Inc. changing the authorized shares and changing the name of the Company from Acubid.com, Inc. to Asia Web Holdings, Inc. At the same meeting the Company gained approval to acquire PT Jaring Data Interaktif, an Indonesian Internet content and service provider, providing the Company access to a developing Indonesian market.

CURRENT BUSINESS

         On November 6, 2000, a meeting of the Board of Directors was called and it was decided that, because of the impossibility caused by the Indonesian Presidential Decree No. 96/2000 ("Decree") on July 20, 2000, thirty days after closing the transaction with P.T Jaring Data Interaktif ("JDI'), which banned foreign investments in Internet and media related industries and the conversion of over $400,000 of the Company's money, the issuance of 44,000,000 of the Company's common stock used to acquire PT Jaring Data Interaktif was canceled. This action forced the Company into litigation with several parties that had been involved with the acquisition (see Part I, Item 3. Litigation, for details on this matter).

         This decision voided the acquisition of PT Jaring Data Interaktif and left the Company with its only business being its web-based auction site. In an effort to conserve cash, the site was taken offline until the Company can determine how it will fit within its future business model. This left the Company in a position where it needed to evaluate a new business model that would best utilize its assets and personnel, which the Company was unable to seriously undertake until legal matters relating to the acquisition of PT Jaring Data Interaktif as well as legal matters relating to a former celebrity advisor were settled (see Part I, Item 3. Litigation, for details on this matter). As of July 30, 2001, each of these matters was resolved.

         As of the date of this report, the Company is assessing various business models to determine an appropriate course of direction. Several Internet related as well as non-Internet related possibilities are being reviewed but an appropriate course of action for the Company has yet to be determined at this time.

EMPLOYEES

         As of the date of this filing, the Company has three full-time employees: two senior executives responsible for general management, corporate direction and investor relations; and one in customer/technical support and general administration. The Company's Chief Technology Officer works on an as needed basis to provide technical support to the Company as well as assisting the senior executives and the Board of Directors in evaluating business opportunities. The Company has never had a work stoppage, and no employees are represented under collective bargaining agreements. The Company considers its relations with its employees to be good.


Item 2.  Properties

         Effective June 1, 1999, the Company entered into a three year lease on 3,081 square feet of office space at 1947 Camino Vida Roble, Suite 102 Carlsbad, California. The Company obtained the space at $1.60 per square foot. In an effort to reduce expenses on June 1, 2001 the Company was released from any further lease obligations on 1579 square feet of office space. Thus leaving the company with 1502 square feet of office space at 1.70 per square foot. The Lease expires on May 31, 2002. The Company, at its option, may renew the lease for one two-year period. The Company believes that this space will provide adequate working space and environment for the technical and administrative needs of the Company. The Company believes that this office space will be adequate to meet its needs for the immediate future.

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

Item 3.  Legal Proceedings

         The following is a summary of three litigation matters in which the Company was a party. The summaries below are qualified by a review of the complete court file in each matter.

(a)      The Zilkha Litigation
         ---------------------

         On Oct. 11, 2000, Selim K. Zilkha, on behalf of the Selim K. Zilkha Trust filed a lawsuit against the Company seeking the return of the Ten Million Dollar ($10,000,000) private placement invested with the Company in June 2000. Additionally, Zilkha initially sought a temporary restraining order ("TRO") and made an application for a preliminary injunction, which was heard on Oct. 18, 2000 before the Honorable Napoleon Jones in the United States District Court for the Southern District of California. The TRO and the preliminary injunction sought to freeze Ten Million Dollars ($10,000,000) of the Company's assets.

         The allegations made in Zilkha's complaint asserted violations of the state and federal securities laws, as well as related causes of action. The Company unequivocally denied the allegations contained in the Complaint.

         On October 20, 2000 the Honorable Napoleon Jones denied Zilkha's Application for a Temporary Restraining Order and Preliminary Injunction to freeze Ten Million Dollars ($10,000,000) of the Company's assets. The Court released its opinion, finding that Zilkha's motion was without merit.

         The Court declined to freeze $10,000,000 of the Company's assets finding that Zilkha, whose investment put him on the same footing as any other shareholder, had no lien or other legal rights over the Company's assets that would entitle him to such an extraordinary injunction.

         On October 20, 2000, within hours of the District Court releasing its opinion, Zilkha filed an emergency motion in the United States Court of Appeals for the Ninth Circuit seeking an immediate freezing of $10,000,000 of the Company's assets.

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

         On April 24, 2001, all disputes set forth in the Zilkha and Delaware litigation complaints were settled. For a description of the terms and conditions of the settlement see "Zilkha and Delaware litigation settlement" below.

(b)      The Delaware Litigation
         -----------------------

         As a result of Indonesian Presidential Decree No. 96/2000 ("Decree") on July 20, 2000, thirty days after closing the transaction with P.T Jaring Data Interaktif ("JDI'), which banned foreign investments in Internet and media related industries and after seeking advice and researching the implications of this Decree, management concluded that the transaction with Alanberg Pte. Ltd. ("Alanberg") and JDI was void on July 20, 2000 due to impossibility and frustration of purpose. Neither JDI or Alanberg advised management of the Decree until August 6, 2000.

         Additionally, Alanberg and JDI took other actions, which frustrated the purpose of the transaction. On April 25, 2000 prior to the Closing of the transaction with JDI, Registrant wired JDI $200,000 on the assurance of JDI's representatives, including Bosko Djordjevic and Peter Gontha that it was to be used as working capital of JDI. On July 13, 2000, subsequent to Closing, Registrant wired JDI $500,000 on the assurance of JDI's representatives, including Dicky di Nata and Peter Gontha that it was to be used as working capital of JDI. Registrant believes that at least $500,000 of this $700,000 was given personally to Peter Gontha, whose children own Alanberg and were sellers of JDI.

         On August 4, 2000, Registrant wired an additional $200,000 to JDI, which was to be used as a short-term loan to a company named Pacomnet, a start-up in business-to-business Internet banking and owned by the son of JDI's president, Dicky Di Nata and controlled by Peter Gontha. The Registrant, which had the option to purchase Pacomnet for an additional $1,800,000, called the loan on September 10, 2000, pursuant to the terms of a signed agreement between Registrant and Pacomnet and was advised by Dicky di Nata, an officer of JDI, who was not a representative of Pacomnet, that the Registrant was not entitled to the funds.

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

         o The election of Marlon Buno as President and Chief Executive Officer, Lincoln Stone as Secretary, and Marlon Buno as Chief Financial Officer.

         o That legal counsel acting in the matter of Zilkha vs. Asia Web Holdings, Inc. in the United States District Court for the Southern District of California, Case No. 00 CV 2025 (the "Zilkha Case"), Patton Boggs LLP and Joseph Nardulli were to continue to be retained by the Company but that such counsel were to disregard the instruction of the "previous management" and were to only act if instructed by the newly appointed officers.

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

         On November 13, 2000, after action by the old Board of Directors consisting of Michael Schaffer, Lawrence Schaffer, and Waddy Stephenson, the Company's attorneys, Patton Boggs LLP and Delaware law firm of Richards, Layton & Finger, filed a Complaint in the United States District Court for the District of Delaware naming as defendants PT Jaring Data Interaktif, Peter F. Gontha, Francois Gontha, Dewi Allice Lydia Gontha, Adisatrya Suryo Sulisto, Ahmad Sidik Mauladi ("Dicky") Iskandar Di Nata, Alanberg PTE. Ltd., Marlon Buno, Lincoln Stone, and Bosko Djordjevic. The Complaint alleges the following causes of action: 1) Securities Fraud in Violation Rule 10b-5 and Section 10(b) of the Securities and Exchange Act of 1934; 2) Fraudulent Misrepresentations or alternatively Negligent Misrepresentations; 3) Fraudulent Inducement and Concealment; 4) Conversion; 5) Civil Conspiracy to Commit Fraud; 6) Breach of Fiduciary Duty; 7) Breach of Contract; 8) Impossibility and Impracticability of Performance and Frustration of Purpose; 9) Declaratory Judgment; 10) Relief Under Subchapter VII, Section 225 of the Delaware General Corporate Law; and 11) Conversion.

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

         On April 24, 2001, all disputes set forth in the Zilkha and Delaware litigation complaints were settled. For a description of the terms and conditions of the settlement see "Zilkha and Delaware litigation settlement" below.

    (c) Zilkha and Delaware Litigation Settlement
        -----------------------------------------

         On April 24, 2001, all parties in the civil actions styled SELIM K. ZILKHA TRUST AND SELIM K. ZILKHA AS TRUSTEE OF THE SELIM K. ZILKHA TRUST V. ASIA WEB HOLDINGS, INC. (F/K/A ACUBID.COM, INC. ("the Company"), Case No. 00-CV-2025-J (NLS) and ASIA WEB HOLDINGS, INC., ET AL V. P T JARING DATA INTERAKTIF ("JDI"), et al., Case No. 00-949, pending in the United States District Courts for the Southern District of California and for the District of Delaware, respectively, agreed to settle amicably all of their disputes, mutually release each other for all causes asserted or unasserted (including the UNCITRAL arbitration proceedings threatened by Alanberg Pte, Ltd. against the Company), and to dismiss both cases with prejudice.

Pursuant to the comprehensive settlement, the parties agreed, INTER ALIA that:

         o    The JDI Stock Purchase Agreement of March 24, 2000 was terminated.

         o Pursuant to such termination, Alanberg Pte. Ltd. ("Alanberg"), a Singapore corporation, agreed to return to the Company 41,400,000 shares of the Company's common stock; Kingslake Holding Ptd., Ltd., a Singapore corporation, returned to the Company 2,600,000 shares of the Company's common stock and the Company returned to Alanberg 1,800,000 shares of JDI common stock.

         o Alanberg withdrew with prejudice its demand for arbitration against the Company and related parties.

         o The transaction between the Company and the Zilkha Trust dated June 23, 2000, was rescinded and terminated. The Zilkha Trust returned to the Company 1,000,000 shares of the Company's Series B Preferred Stock and all warrants it had received; the Company returned to the Zilkha Trust $8 million of its original investment in the Company, along with one half of the interest on such investment (none of which had been spent by the Company); and the Company retained $2 million plus the remaining one half of the interest on the Zilkha Trust's $10-million investment.

         o The June 23, 2000 agreement between the Zilkha Trust and Peter F. Gontha, involving the transfer of certain stock in PT Datakom Asia, an Indonesian corporation, was terminated.

         o All claims involving alleged impropriety, misrepresentation, misconduct or dishonesty by Peter F. Gontha, Dawn Allice Lydia Gontha, Francois Gontha, and Adisatnya Suryo Salisto in the transactions leading to the JDI Stock Purchase Agreement and the Datakom Agreement have been withdrawn and dismissed with prejudice.

         In entering the settlement, all of the parties withdrew all claims and allegations that they asserted against each other in their disputes without admission of liability or wrongdoing by any party. All parties acknowledge that language and cultural differences may have led to misunderstandings and, had this matter been fully litigated, that all parties may have concluded that no fraud on the part of any of the parties existed. Based on the information exchanged during the pre- settlement discussions, each party concluded that the settlement is in its own best interests in light of, INTER ALIA, changes in business conditions since the transactions were first entered, developments in their own strategic business plans, and the expense and uncertain outcome of continued litigation.

     (d) The Kurt Bevacqua Litigation
         ----------------------------

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

         The gravamen of Plaintiff's claim was that the Company and the three named director defendants breached an agreement reached on or about May 29, 1999, wherein Plaintiff, a former major league baseball player, entered into an agreement to serve on the Company's advisory board, and would further persuade other well-known professional athletes to join the advisory board. Plaintiff alleged that in return that he was promised 50,000 shares of the Company's common stock and the option to purchase 200,000 shares of the Company's common stock at $0.45 per share. Plaintiff alleged that he performed under the terms of the Agreement, and without justification his contract was canceled, losing his rights to the 50,000 shares of stock and the option to purchase 200,000 shares of the Company's stock. Further, Plaintiff alleged that he was damaged by the cancellation of an engagement to do some fifty-two radio appearances on a local San Diego radio program at $250.00 per program, of which he only completed two such programs before the Company terminated their contractual relationship with Plaintiff.

         On July 30, 2001 the Company entered into an agreement in principle to settle the litigation commenced by Kurt Bevacqua, former chairman of the Company's advisory board. Pursuant to the settlement, Bevacqua received $500,000 plus forgiveness of indebtedness in the amount of $20,000 and sports memorabilia with an estimated fair market value of $60,000.

         The Company's corporate counsel had maintained throughout the litigation that the maximum exposure to the company was $100,000. When the trial of the matter commenced on July 26, 2001, the company faced some serious adverse rulings from the court which the Company believes would not have occurred if it had been adequately represented. Although management disagreed with the rulings it concluded, that, in light of these rulings, it was in the best interest of the Company to settle the matter.

         Subsequently, the Company has retained counsel to review the legal billings and adequacy of its representation in the Bevacqua matter.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Part II

Item 5.   Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock has been publicly traded in the over-the-counter market and quoted on the Nasdaq electronic OTC Bulletin Board since March, 1999 under the trading symbol, "EBID" until June 1, 2000 and under the symbol "AWHI" since that date. Prior to that, the Company's stock traded on the Vancouver Stock Exchange since February, 1985 and since August 26, 1997, the Company's stock has traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol IACV. The OTC Bulletin Board is an electronic quotation service that displays real-time quotes, last sale prices and volume information in certain domestic and foreign issuers whose securities are traded in the over-the-counter market.

         No dividends on the Company's Common stock have been declared or paid since the Company's inception. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. As of August 31, 2001 there were approximately 415 holders of record of the Company's Common Stock.

        The following states the range of high and low bid prices for each quarter of the last two fiscal years:

Quarter Ending (1)                          High                       Low
-----------------                           -------                    -------
November 30, 1999                           $2.8125                    $0.5938
February 28, 2000                           $3.50                      $0.75
May 31, 2000                                $5.0938                    $1.375
August 31, 2000                             $2.50                      $0.3125
November 30, 2000                           $0.40625                   $0.15625
February 28, 2001                           $0.21875                   $0.0625
May 31, 2001                                $0.31                      $0.12
August 31, 2001                             $0.40                      $0.09

-----------------

(1) The High/Low bid prices for each quarter of the last two fiscal years was obtained from Nasdaq Trading and Market Services. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         There have been no sales of equity securities of Registrant sold by Registrant (that were not registered under the Securities Act of 1933) during the period covered by this report, except those previously reported on Form 10-QSB.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview

         The following "Management's Discussion and Analysis or Plan of Operation" includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this report are forward-looking. In particular, any statements that we make in this report regarding industry prospects or the Companies future results of operations or financial position are forward looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. The Company's actual results may differ significantly from the Company's expectations.

         As of the date of this report, the Company is assessing various business models to determine an appropriate course of direction. Several Internet related as well as non-Internet related possibilities are being reviewed but an appropriate course of action for the Company has yet to be determined at this time.

         To limit the impact of operating costs on the Company during the current transition, the following measures have been taken during the fiscal year ended August 31, 2001:

         o The Company's office space was reduced from 3,081 square feet to 1,502 square feet, thus cutting the cost of its office space in half.

         o All executive officers agreed to cancel their long-term employment agreements. In addition, executive salaries were reduced for two senior executives and converted to an as needed basis for the Chief Technology Officer.

         o A portion of the Company's cash has been reinvested into short-term equity investments in an attempt to enhance overall returns on investments.

         The Company believes these measures will help to preserve its capital reserves that will be needed once an appropriate business direction has been determined.

YEAR ENDED AUGUST 31, 2001 ("2001") AS COMPARED TO THE YEAR ENDED AUGUST 31, 2001 ("2000")

RESULTS OF OPERATIONS

Revenues:
--------

         Revenues from the Company's online auction house and sales of inventory were $47,455 for the fiscal year ended August 31, 2001 as compared to $36,122 during the previous fiscal year. (See Item 1, Business, Current Business for the current status of the auction site.)


Operating Costs and Expenses:
----------------------------

         Operating costs and expenses, excluding litigation costs, amounted to $1,456,274 during the year ended August 31, 2001 as compared to $1,847,353 during the previous fiscal year, which represents a decrease of $391,081 or 21%. However, excluding charges related to stock based compensation of $34,600 in 2001 and $394,086 in 2000, selling, general and administrative costs decreased by $31,595. Professional fees increased by approximately $84,000 as a result of additional work related to the Company's acquisition, and subsequent divestiture of JDI. Legal fees (excluding legal fees of approximately $400,000 related to the JDI matter) increased by approximately $538,000 as a result of the disputes and settlements related to the investment by the Zilkha Trust in the Company's preferred shares, the subsequent unwinding of that transaction, and the Company's litigation with Kurt Bevacqua. These increases in costs were partially offset by salary reductions and decreases in related costs aggregating approximately $650,000.


Litigation Settlement:
----------------------

         The Company recorded charges of approximately $500,000 and $100,000 related to the Bevacqua litigation during fiscal 2001 and 2000, respectively.

         See Item 3 for a discussion of legal proceedings.

Dividend and Interest Income:
----------------------------

         Dividend and interest income was approximately $418,000 for 2001, as compared to $209,000 during the previous fiscal year as the Company invested the proceeds from the sale of preferred stock ($10,000,000) the Company's Series B for approximately eight months in fiscal 2001. In connection with the settlements in the Zilkha, Delaware and Bevacqua matters (See Item 3 of this report), the Company utilized approximately $9,553,000 in cash including legal fees, as well as payments to opposing litigants to settle the matters. Accordingly, management expects that for the future periods, dividend and interest income will be significantly less than that reported for fiscal year 2001.

Investment Income:
-----------------

         During 2001 management chose to invest a portion of the Company's cash in the equity securities companies traded on a U.S. National Exchange or in the Over The Counter market. The Company's strategy is to maximize investment returns by buying and selling principally equity securities. The Company's open positions are stated at fair value as of the date of the financial statements, and any gains or losses, both realized and unrealized, are included in the determination of net income or loss for the reporting period. Fair value is determined by reference to quoted market prices.

Discontinued Operations:
-----------------------

         During 2001, the Company ended the litigation with JDI, settling all disputes. In that regard, and in addition to other terms and conditions, JDI and its related entities agreed to return their 44,000,000 shares of the Company's common stock to the Company, and the Company returned to JDI its 1,800,000 shares of JDI common stock. During the year ended August 31, 2000, the Company wrote off its advances to JDI, and all expenses related to its investment in JDI. Such items totaled approximately $900,000. These items, together with legal fees associated with the JDI transaction (approximately $468,000) were charged to discontinued operations in fiscal 2000. During the year ended August 31, 2001, the Company incurred additional legal fees of $400,000 related to this matter which has been charged to discontinued operations in 2001. As of August 31, 2001, these matters have been settled.

Liquidity and Capital Resources:
-------------------------------

         The table below summarizes the Company's use of cash for operating activities:


                                                        Year Ended August 31
                                                  ------------------------------
                                                       2001              2000
                                                  -------------    -------------

         Continuing operations                    $    720,795     $  1,273,978

         Discontinued operations                       400,000        1,367,841
                                                  -------------    -------------

                   TOTAL:                         $  1,120,795     $  2,641,819
                                                  =============    =============

         Continuing Operations
         ---------------------

         The Company used cash of $720,795 for continuing operations in 2001, as compared to a use of cash of $1,273,978 in 2000. Reductions in inventory and increases in accounts payable and accrued expenses increased the Company's cash flow in 2001 while increases in prepaid expenses and decreases in due to related parties used a portion of the Company's cash in the current year. In fiscal 2000, decreases in inventory and prepaid expenses, as well as increases in accounts payable and accruals increased cash flow.

         The Company liquidated its investments in high yield mutual funds of approximately $1,132,000 and increased its investments in listed equity securities by approximately $870,000 in fiscal 2001.

         Discontinued operations used cash of $400,000 in fiscal 2001 as compared to $1,367,841 in fiscal 2000. Cash used in fiscal 2001 in connection with these matters was expended on legal services. In fiscal 2001, all matters between the Company and JDI were settled, and the Company expects no significant future expenditures related to these matters. (See Item 3 for a discussion of these matters and their settlement in fiscal 2001)

         Cash and marketable securities on hand at August 31, 2001 were approximately $1,510,000, as compared to approximately $11,470,000 at August 31, 2000. The decline in cash and marketable securities of approximately $9,960,000 resulted from operations ($1,731,005) and the repurchase of 1,000,000 shares of Series B preferred stock from the Zilkha Trust for $8,236,115. (See Item 3, Legal Proceedings, for an additional discussion of the settlement with the Zilkha Trust.

         Based on the Company's current monthly cash requirements, management believes that the Company's cash and marketable securities on hand at August 31, 2001 will be sufficient to fund all operating activities for at least one year from August 31, 2001.

Item 7.  Financial Statements

         Balance Sheets as of August 31, 2001 and 2000 and Statements of Operations, Shareholders' Equity, and Cash Flows for the two years then ended and Independent Auditors' Report are included herewith. See pages F-1 through F-19.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Within the two most recent fiscal years, there have been no changes in or disagreements with Accountants on Accounting and Financial Disclosure.

                                    Part III

Item 9. Directors and Executive Officers of the Registrant.

         The following table sets forth the names of the directors and Named Executive Officers (as defined herein) as well as their ages, the year in which each director became a director of the Company and the year in which their terms as director of the Company expire. There are no significant employees who are not officers or directors.

Name and Position                          Age     Director Since   Term Expires
-------------------                        ---     --------------   ------------

Michael A. Schaffer (1) (2)                59      1994             2002
Chief Executive Officer and Director

Lawrence C. Schaffer (1) (2)               33      1994             2002
Director and President

Waddy Stephenson (1)                       41      1999             2002
Vice President of Technical
Development and Director

-------------------

(1) Michael A. Schaffer, Waddy Stephenson, and Lawrence Schaffer were officers and directors prior to the Company's annual meeting on May 22, 2000. After the annual meeting, Michael Schaffer and Waddy Stephenson remained as directors. With the Jaring Data Interaktif transaction being void as of April 23, 2001, the Board of Directors reverted to its prior membership of Michael A. Schaffer, Waddy Stephenson, and Lawrence Schaffer, who will remain directors until the next annual meeting.

(2) Michael Schaffer and Lawrence Schaffer are father and son, respectively.

BIOGRAPHIES OF DIRECTORS, AND EXECUTIVE OFFICERS

         MICHAEL A. SCHAFFER, 59, Chairman of the Board and Chief Executive Officer. Mr. Schaffer joined the Company in April 1994 (when it was known as International AcuVision Systems, Inc.) as its Chief Executive Officer and a Director. Since April 1999, Mr. Schaffer has devoted most of his time to the Company's business. Mr. Schaffer was one of the founders of WebGalaxy, Inc. a publicly traded Internet Service Provider based in Silver Spring, Maryland, and was an Officer and Director of WebGalaxy, Inc. from October 1997 to March, 1999. In April 2000, Mr. Schaffer was again elected to the Board of Directors of WebGalaxy, Inc., and will hold that position until the Company's next annual meeting. Since 1988, Mr. Schaffer has served as a Director and Officer of Consolidated Golden Quail Resources, Ltd., a mining company that has developed proven gold reserves on mining claims in the East Mojave Desert. Since 1975, Mr. Schaffer has also been a private investor. In addition, since 1970, Mr. Schaffer has had a high degree of involvement with collectibles, such as rare stamps, American art and sports memorabilia. Mr. Schaffer received a Bachelor of Arts degree from Hunter College and a Juris Doctorate from Brooklyn Law School. Mr. Schaffer was admitted to the practice of law in the state of New York in 1967 and practiced law through 1972.

         LAWRENCE C. SCHAFFER, 33, Director and President. Mr. Schaffer has served as President and Director of the Company since June 1994 (when it was known as International AcuVision Systems, Inc.). Mr. Schaffer was a Director until the time of the Company's May 22, 2000 annual meeting. When the acquisition of PT. Jaring Data Interaktif was voided, Mr. Schaffer reverted to being a Director until the next annual meeting. Since July 1999, Mr. Schaffer has devoted the majority of his time and effort to the Company's business. From March 1997 to July 1999, Mr. Schaffer devoted the majority of his time to his position as an Officer and Director of WebGalaxy, Inc., a publicly traded Internet service provider of which Mr. Schaffer was a founding member. Mr. Schaffer resigned from the Board of Directors of WebGalaxy, Inc. in December 1999 and as an Officer in July 1999. In April 2000, Mr. Schaffer was again elected to the Board of Directors of WebGalaxy, Inc., and will hold that position until that Company's next annual meeting. In addition, Mr. Schaffer has five years of experience in administration and marketing for several small cap public companies. Mr. Schaffer received a Bachelor of Arts Degree from the University of Arizona in 1991.

         WADDY STEPHENSON, 41, Director and Vice President of Technical Development. Mr. Stephenson joined Acubid.com as a Director in March, 1999. Since May, 1999, Mr. Stephenson has been Acubid.com's Vice President of Technical Development, overseeing all of the technical acquisitions and development of the Company. Mr. Stephenson has fifteen years of experience working on client/server based applications. Since 1986, Mr. Stephenson has worked on Internet based applications for both commercial and government agencies, including DirecTV, IfusionCom, and the United States Marine Corps. Mr. Stephenson is also the majority shareholder of Software Initiatives, a software-consulting firm and continues to provide consulting to other companies through Software Initiative. Mr. Stephenson received a Bachelors Degree in Computer Science and Mathematics from the University of North Florida in 1985.


Item 10. Executive Compensation

                  The following Summary Compensation Table indicates the cash compensation, as well as other compensation, paid or accrued, for the period September 1, 2000 through August 31, 2001 to the Officers and Directors of the Company. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in the applicable period. The following information includes the dollar value of base salaries bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                                                     Long Term Compensation
                                                       -------------------------------------------------
                        Annual Compensation                      Awards                    Payouts
               -----------------------------------     -------------------------    --------------------
(a)            (b)     (c)         (d)     (e)         (f)           (g)            (h)        (i)
                                           Other                     Securities
Name                                       Annual      Restricted      Under-                  All Other
and                                        Compen-       Stock          lying         LTIP      Compen-
Principal              Salary     Bonus    sation       Award(s)      Options/        Payouts    sation
Position       Year      ($)       ($)       ($)          ($)          SARs(#)         ($)        ($)
------------   ----    -------    -----    -------     ----------    -----------    --------   ---------
Michael        2001    100,000     -0-       (1)         -0-           100,000        -0-        -0-
Schaffer
----------
CEO
Director

Lawrence       2001    $55,000     -0-      (1)          -0-           100,000        -0-        -0-
Schaffer
-- --------
President
Director


Waddy          2001    $39,274     -0-      (1)          -0-           100,000        -0-        -0-
Stephenson
----------
VP Technical
Director

------------

(1) No amounts are shown in the table with respect to any other perquisites paid to any named officer because the aggregate amount of such perquisites (e.g. auto allowance) did not exceed the lesser of (i) $50,000 or (ii) 10% of the total annual salary and bonus of any named officer.

STOCK OPTIONS

                 Option/SAR Grants in the Period 9/1/00 through   8/31/01
 ------------------------------------------------------------------------------------------------
(a)                (b)                       (c)                    (d)                (e)
                  Number of                 % of Total
                  Securities                Options/SARs
                  Underlying                Granted to              Exercise or
                  Options/SARs              Employees in            Base             Expiration
Name              Granted (#)               Fiscal Year(4)          Price ($/Sh)     Date
-------------------------------------------------------------------------------------------------
Michael
Schaffer          100,000                   25%                     $0.45            6/1/2006

Lawrence
Schaffer          100,000                   25%                     $0.45            6/1/2006

Waddy
Stephenson        100,000                   25%                     $0.45            6/1/2006

-----------

             Aggregated Option/SAR Exercises in the Last Fiscal Year
                      and Fiscal Year End Option/SAR Values

       (a)             (b)                     (c)                   (d)              (e)
                                                                  Number of
                                                                  Securities       Value of
                                                                  Underlying       Unexercised
                                                                  Unexercised      In-The-Money
                                                                  Options/SARs     Options/SARs
                                                                  at FY End (#)    at FY End ($)
              Shares Acquired                                     Exercisable/     Exercisable/
Name           on Exercise (#)         Value Realized ($)         Unexercisable    Unexercisable
-----------------------------------------------------------------------------------------------
Michael
Schaffer          -0-                       -0-                    100,000/0       $0/0

Lawrence
Schaffer (1)      -0-                       -0-                    100,000/0       $0/0

Waddy
Stephenson (1)    -0-                       -0-                    100,000/0       $0/0

        The value of unexercised in-the-money options is based upon a fair market value of the stock on August 31, 2001 of $0.12, the closing price in the OTC market on that date.

Employment Agreements
---------------------

         On June 1st, 2000, the Company had entered into employment agreements with Michael Schaffer, Lawrence Schaffer, and Waddy Stephenson. These agreements were made as a part of the Jaring Data Interaktif transaction. Because this transaction was declared void, the Company and its officers mutually agreed to cancel those agreements. In exchange, the Company agreed to award options to purchase 100,000 shares at a price of $0.45 to Michael Schaffer, Lawrence Schaffer, and Waddy Stephenson for a period of five years. Waddy Stephenson and Lawrence Schaffer had been previously awarded options to purchase 100,000 shares at a price of $0.45 per share that had expired on March 1, 2001.

Compensation of Directors
-------------------------

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


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of November 19, 2001 (except as otherwise indicated by footnote), certain information with respect to the number of shares of Common Stock of the Company beneficially owned by (i) each officer and director of the Company; (ii) each person known to beneficially own more than 5% of the Company's Common Stock; and, (iii) all executive officers and directors as a group. This table only reflects persons who would be officers and directors and 5% shareholders based on the assumption that the JDI acquisition is void.

       Name or Group (2)                                Common Stock (1)
--------------------------------            ------------------------------------
                                              Number of Shares        % of Class
                                            -------------------       ----------

         Michael Schaffer                        470,500 (3)              5.32%
         Waddy Stephenson                        173,300 (3)              1.96%
         Lawrence Schaffer                       354,350 (3)              4.01%

Officers and Directors
as a Group (Consisting of three persons)         998,150                 11.05%


         Canadian Commercial Workers
            Industry Pension Plan              1,540,750 (4)             16.46%
         125 Queens Plate Drive, Suite 220
           Etobicoke, Ontario M9W 6V1

---------

(1) Based on a total of 8,735,408 shares outstanding as of November 26, 2001 and includes Common Stock beneficially owned plus, where applicable, Common Stock issuable upon exercise of outstanding stock options, warrants, and/or convertible notes held only by the person or group indicated that are fully exercisable or exercisable within 60 days after November 26, 2001.

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

(3) As to Michael Schaffer, Lawrence Schaffer and Waddy Stephenson, this includes 100,000 shares of Common Stock issuable upon exercise of stock options exercisable at $0.45 per share.


(4) This includes warrants to purchase 625,000 shares of Common Stock at $3.00 per share.


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

10.15 Proprietary Information Agreement between AcuBid.com and certain employees. (Filed with Form 10-SB on December 15, 1999

(b)      Reports on Form 8-K

         On June 19, 2001, the Company filed a report on Form 8-K regarding the settlement of certain lawsuits.

                             ASIA WEB HOLDINGS, INC.

                              FINANCIAL STATEMENTS
                                       AND
                                AUDITORS' REPORT

                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000

                                    CONTENTS




                                                                        Page
                                                                        ----

AUDITORS' REPORT                                                         F-1

FINANCIAL STATEMENTS

     Balance Sheets                                                      F-2

     Statements of Operations                                            F-3

     Statements of Shareholders' Equity                                  F-4

     Statements of Cash Flows                                          F-5 - F-6

     Notes to Financial Statements                                    F-7 - F-19

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Asia Web Holdings, Inc.


We have audited the accompanying balance sheets of Asia Web Holdings, Inc. as of August 31, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Web Holdings, Inc. as of August 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                            Israeloff, Trattner & Co. CPAs, P.C.
November 20, 2001
Valley Stream, New York


                                       ASIA WEB HOLDINGS, INC.

                                           BALANCE SHEETS

                                      AUGUST 31, 2001 AND 2000


                                               ASSETS

                                                                         2001                2000
                                                                    --------------      --------------
CURRENT ASSETS
     Cash and cash equivalents (Note 1)                             $     937,570       $  10,287,631
     Marketable securities (Note 1)                                       920,510           1,182,585
     Prepaid expenses                                                         532                   -
     Due from officers and directors (Note 3)                              46,817              42,452
                                                                    --------------      --------------

              Total current assets                                      1,905,429          11,512,668
                                                                    --------------      --------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation (Notes 1 and 2)                                          63,025             156,117
                                                                    --------------      --------------

OTHER ASSETS
     Investment in closely held company (Note 1)                           30,000             100,000
     Inventory (Note 1)                                                    26,520             142,389
     Other                                                                 48,240               6,978
                                                                    --------------      --------------

              Total other assets                                          104,760             249,367
                                                                    --------------      --------------

              TOTAL ASSETS                                          $   2,073,214       $  11,918,152
                                                                    ==============      ==============


                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Due to broker                                                  $     348,135   $               -
     Accounts payable                                                     170,651             146,169
     Accrued liabilities                                                  171,228             140,038
     Due to related parties (Note 3)                                            -              13,290
                                                                    --------------      --------------

              Total current liabilities                                   690,014             299,497
                                                                    --------------      --------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY (Notes 1, 7 and 8)
     Preferred stock, Series B; stated value $10 per
         share; 1,000,000 shares authorized, no shares and
         1,000,000 shares issued in 2001 and 2000,
         respectively (Notes 1 and 7)                                           -          10,000,000
     Common stock; par value of $0.001 per share; 100,000,000
         shares authorized, 8,735,408 and 52,790,408 shares
         issued and outstanding in 2001 and 2000, respectively              8,737              52,792
     Additional paid-in capital                                        15,481,546         101,639,006
     Investment in Indonesian Subsidiary, at cost,
         rescinded in 2001                                                      -         (88,000,000)
     Accumulated deficit                                              (14,107,083)        (12,073,143)
                                                                    --------------      --------------

              Total shareholders' equity                                1,383,200          11,618,655
                                                                    --------------      --------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $   2,073,214       $  11,918,152
                                                                    ==============      ==============


                           See accompanying notes to financial statements.


                                       ASIA WEB HOLDINGS, INC.

                                      STATEMENTS OF OPERATIONS

                            FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000

                                                                          2001              2000
                                                                      ------------      ------------
Revenues                                                              $    47,455       $    36,122
Cost of revenues                                                          115,868           242,647
                                                                      ------------      ------------

         Gross profit (loss)                                              (68,413)         (206,525)
                                                                      ------------      ------------

Operating Costs and Expenses
     Selling, general and administrative, excluding depreciation
         (including $34,600 and $394,086 in 2001 and 2000
         in the form of common stock issued and stock options
         granted to employees and others for services provided)
         (Note 7)                                                       1,300,031         1,763,852
     Litigation charges (Note 5)                                          500,464           100,000
     Depreciation (Note 2)                                                 86,243            83,503
     Impairment loss (Note 1)                                              70,000                 -
                                                                      ------------      ------------

         Total operating costs and expenses                             1,956,738         1,947,355
                                                                      ------------      ------------

         Loss from Operations                                          (2,025,151)       (2,153,880)
                                                                      ------------      ------------

Other Income (Expense)
     Interest expense                                                           -               878
     Dividend and interest income                                        (418,402)         (208,648)
     Realized and unrealized investment gains (losses)                     24,276           (71,323)
     Other                                                                  2,915               800
                                                                      ------------      ------------

         Total other income (expense)                                     391,211          (278,293)
                                                                      ------------      ------------

         Loss from continuing operations                               (1,633,940)       (1,875,587)

Loss from discontinued operations (Note 1)                               (400,000)       (1,367,841)
                                                                      ------------      ------------

         Net loss                                                      (2,033,940)       (3,243,428)

Distribution to converting preferred shareholders in 2000 in
     the form of common stock (Note 6)                                          -           788,960
                                                                      ------------      ------------

         Net loss applicable to common shareholders                   $(2,033,940)      $(4,032,388)
                                                                      ============      ============

Net loss per common share - basic and diluted (Notes 1 and 9)
     Loss from continuing operations                                  $     (0.19)      $     (0.17)
     Loss from discontinued operations                                      (0.04)            (0.08)
                                                                      ------------      ------------

         Net loss                                                     $     (0.23)      $     (0.25)
                                                                      ============      ============

                           See accompanying notes to financial statements.


                             ASIA WEB HOLDINGS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000


                                          Series B
                                       Preferred Stock                  Common Stock                Additional
                              -------------------------------   -------------------------------      Paid-In
                                 Shares            Amount           Shares          Amount           Capital
                              --------------   --------------   --------------   --------------   --------------
Balance, August 31, 1999                 --    $          --        5,738,151    $       5,739    $   9,300,786

Net loss for the period                  --               --               --               --               --

Settlement of liabilities
  by the issuance of
  common stock                           --               --           57,739               58           60,879

Issuance of shares of
  common stock for services              --               --           75,748               76          224,960

Preferred stock dividends                --               --               --               --          (59,250)

Exchange of Series A
  preferred shares for
  common stock                           --               --        2,893,770            2,894        4,020,356

Issuance of shares of
  Series B preferred stock        1,000,000       10,000,000               --               --               --

Issuance of common stock
  for stock of
  another company                        --               --       44,000,000           44,000       87,956,000

Exercise of stock options                --               --           25,000               25           11,225

Options granted on common
  stock to employees and
  directors for services                 --               --               --               --          124,050
                              --------------   --------------   --------------   --------------   --------------

Balance, August 31, 2000          1,000,000       10,000,000       52,790,408           52,792      101,639,006

Net loss for the period                  --               --               --               --               --

Redemption and cancellation
  of preferred stock             (1,000,000)     (10,000,000)              --               --        1,763,885

Rescission of common stock
  and cancellation
  of merger agreement                    --               --      (44,000,000)         (44,000)     (87,956,000)

Issuance of common stock
  and options as
  compensation                           --               --           20,000               20           34,580

Redemption and cancellation
  of common stock                        --               --          (75,000)             (75)              75
                              --------------   --------------   --------------   --------------   --------------

Balance, August 31, 2001                 --    $          --        8,735,408    $       8,737    $  15,481,546
                              ==============   ==============   ==============   ==============   ==============

table continued below:


                                 Investment In
                                   Indonesian
                                   Subsidiary
                                   Subject to        Accumulated
                                    Recision          Deficit           Total
                                 --------------   --------------   --------------

Balance, August 31, 1999         $          --    $  (8,829,715)   $     476,810

Net loss for the period                     --       (3,243,428)      (3,243,428)

Settlement of liabilities
  by the issuance of
  common stock                              --               --           60,937

Issuance of shares of
  common stock for services                 --               --          225,036

Preferred stock dividends                   --               --          (59,250)

Exchange of Series A
  preferred shares for
  common stock                              --               --        4,023,250

Issuance of shares of
  Series B preferred stock                  --               --       10,000,000

Issuance of common stock
  for stock of
  another company                  (88,000,000)              --               --

Exercise of stock options                   --               --           11,250

Options granted on common
  stock to employees and
  directors for services                    --               --          124,050
                                 --------------   --------------   --------------

Balance, August 31, 2000           (88,000,000)     (12,073,143)      11,618,655

Net loss for the period                     --       (2,033,940)      (2,033,940)

Redemption and cancellation
  of preferred stock                        --               --       (8,236,115)

Rescission of common stock
  and cancellation
  of merger agreement               88,000,000               --               --

Issuance of common stock
  and options as
  compensation                              --               --           34,600

Redemption and cancellation
  of common stock                           --               --               --
                                 --------------   --------------   --------------

Balance, August 31, 2001         $          --    $ (14,107,083)   $   1,383,200
                                 ==============   ==============   ==============




                 See accompanying notes to financial statements.



                             ASIA WEB HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000
                                                                         2001            2000
                                                                     -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $ (2,033,940)   $ (4,032,388)
                                                                     -------------   -------------
     Adjustments to reconcile net loss to net cash
         provided (used) by operating activities:
              Loss from discontinued operations                           400,000       1,367,841
              Depreciation                                                 86,243          83,503
              Impairment loss                                              70,000               -
              Common shares issued as an incentive to
                  preferred shareholders                                        -         788,960
              Shares issued and released from escrow
                  for compensation                                         34,600         225,036
              Options granted as compensation                                   -         124,050
              Changes in assets and liabilities:
                  Purchases of trading securities                        (522,515)     (1,182,585)
                  Proceeds from sale of trading securities              1,132,725               -
                  Inventory                                               115,869          46,564
                  Prepaid expenses and other                              (41,794)         67,764
                  Accounts payable                                         24,482          24,568
                  Accrued liabilities                                      31,190         126,013
                  Due to related parties                                  (13,290)              -
                  Other payable                                                 -         (53,437)
                  Due from officers and directors                          (4,365)        (42,452)
                                                                     -------------   -------------

                  Total adjustments                                     1,313,145       1,575,825
                                                                     -------------   -------------

                  Cash used by continuing operations                     (720,795)     (2,456,563)

                  Cash used by discontinued operations                   (400,000)     (1,367,841)
                                                                     -------------   -------------

                  Net cash used by operating activities                (1,120,795)     (3,824,404)
                                                                     -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of (payments for) property and equipment                          6,849         (43,134)
     Payment for investment in closely held company                             -        (100,000)
                                                                     -------------   -------------

                  Net cash provided (used) by investing activities          6,849        (143,134)
                                                                     -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of options                                          -          11,250
     Redemption of preferred stock                                     (8,236,115)              -
     Proceeds from issuance of Series A redeemable
         preferred stock in a private placement                                 -         150,000
     Proceeds from issuance of Series B preferred stock
         in a private placement                                                 -      10,000,000
                                                                     -------------   -------------

                  Net cash provided (used) by financing activities     (8,236,115)     10,161,250
                                                                     -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                       (9,350,061)      6,193,712

CASH AND CASH EQUIVALENTS - beginning                                  10,287,631       4,093,919
                                                                     -------------   -------------

CASH AND CASH EQUIVALENTS - end                                      $    937,570    $ 10,287,631
                                                                     =============   =============

                 See accompanying notes to financial statements.


                             ASIA WEB HOLDINGS, INC.

                            STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000



                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION




                                                        2001           2000
                                                   -------------  -------------
Cash paid during the year for:

     Interest                                      $        425   $        878




      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES



                                                       2001            2000
                                                   -------------  -------------

Common stock issued for settlement of debt         $          -   $     60,937
                                                   =============  =============

Common stock issued in exchange for Series A
     preferred stock and accrued dividends         $          -   $  4,023,250
                                                   =============  =============

Common stock issued in exchange for stock
     of Indonesian subsidiary                      $          -   $ 88,000,000
                                                   =============  =============


Rescission of agreement to merge with Jaring Data Interaktif ("JDI")

     Common stock                                  $     44,000   $          -

     Paid-in capital                                 87,956,000              -

     Investment in JDI                              (88,000,000)             -
                                                   -------------  -------------

                                                   $          -   $          -
                                                   =============  =============

                 See accompanying notes to financial statements.

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF COMPANY'S BUSINESS

       Asia Web Holdings, Inc. (the "Company") was formed in Canada in 1983. It was subsequently incorporated under the laws of the state of Delaware in September 1993. Through August 31, 1998, the Company was in the business of developing, marketing and selling vision training equipment (the "AcuVision Product Line"). By fiscal 1998 year end, the Company concluded that future sales and business in the vision training market was too limited and that the costs of marketing and production too great. As a result, during fiscal 1999, management made a determination to discontinue the Company's AcuVision Product Line. In addition, during fiscal 1999, the Company changed its name from International AcuVision Systems, Inc. to Acubid.Com, Inc. and expanded its business objective to include the development of a premier web site to facilitate the buying and selling of high-end collectibles. The Company accumulated an inventory of rare and hard to find items, which it had started to auction to the public over its web site. In addition, the Company developed and implemented the technological requirements needed to act as a broker to provide a venue for sellers and dealers to display their collectibles to potential purchasers throughout the world via the Company's web site.

       In an effort to create a stronger and more diversified company with access to the Asian Internet market, on March 13, 2000 and as amended on March 24, 2000, the Company entered into a stock purchase agreement with Adisatrya Surya Sulisto, ("Seller" or "Sulisto"), owner of 90% of the issued and outstanding shares of Jaring Data Interaktif, ("JDI"), whereby the Company, through a wholly owned subsidiary, Acubid Acquisition Corp., agreed to purchase 90% of JDI's stock in exchange for 44,000,000 shares of the Company's stock (approximately 83% of the Company's adjusted outstanding shares of common stock). Additionally, the Company entered into an arrangement with the Selim K. Zilkha Trust ("Zilkha" or the "Trust") wherein the Trust purchased 1,000,000 shares of the Company's Series B preferred stock in exchange for a $10,000,000 capital infusion through a private placement. The JDI transaction closed on June 20, 2000 when the market value of the Company's stock was approximately $2 and the Zilkha Private Placement closed June 23, 2000. During May 2000, the Company's name was changed to Asia Web Holdings, Inc.

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

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       DESCRIPTION OF COMPANY'S BUSINESS (CONTINUED)

       Therefore, the Board of Directors of the Company concluded that the transaction was void. Accordingly, the value of the acquired JDI shares is included in the shareholders' equity section as an investment subject to rescission. On November 13, 2000, the Company filed a complaint in the United States District Court in Delaware which alleged that JDI engaged in a conspiracy to defraud the Company of approximately 80% of its stock ownership and of the loan for the additional $900,000. Among other relief, the Company sought a declaration that the transactions governed by the purchase agreement were void. On November 21, 2000, the Court granted a Temporary Restraining Order maintaining the status quo, finding that the Board of Directors in the interim will consist of two Company members and two JDI members.

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

       Pursuant to this comprehensive settlement agreement, the parties agreed to rescind the stock purchase agreement entered into on March 24, 2000 between JDI and the Company. Pursuant to such termination, Alanberg returned to the Company 41,400,000 shares of the Company's common stock; Kingslake Holding PTE, Ltd., a Singapore corporation to whom Alanberg had transferred Asia Web shares, returned to the Company 2,600,000 shares of Asia Web common stock; and the Company returned to Alanberg 1,800,000 shares of JDI common stock.

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       DESCRIPTION OF COMPANY'S BUSINESS (CONTINUED)

       With respect to the transaction entered into between the Company and the Zilkha Trust, the Zilkha Trust returned to the Company its 1,000,000 shares of Asia Web Series B Preferred Stock and all warrants it had received; the Company returned to the Zilkha Trust $8 million of its original $10 million investment in the Company together with one-half of the interest on such investment through the date of the settlement ($236,115); the Company retained $2 million of the original Zilkha investment together with the remaining one-half of the interest on the entire investment.

       In connection with the settlements, two directors have resigned from the Company's Board of Directors. The Company is in the process of conducting a search for independent directors to fill the vacancies left by the departure of these directors and hopes to announce such replacements in the near future.

       As of August 31, 2001, the Company's web site has been taken off-line. Management continues to assess various business models, including reinstating its on-line auction site, but a future course of action has not yet been determined.

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

       WEB SITE DEVELOPMENT COSTS

       Development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's web site. Such product development costs have been expensed as incurred.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include short-term, highly liquid investments with original maturities of three months or less. The Company has no requirements for compensating balances. At August 31, 2001, bank balances in excess of federally insured limits amounted to approximately $950,000.

       MARKETABLE SECURITIES

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

       At August 31, 2001, approximately $921,000 is held in listed marketable equity securities. At August 31, 2000, approximately $1,183,000 was held in high yield bond mutual funds. For the year ended August 31, 2001, the Company recorded an unrealized loss of $33,000 with respect to its marketable securities.

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000



1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       INVENTORY

       Inventory, consisting of sports memorabilia and other collectibles is stated at the lower of cost (first-in, first-out) or market. The Company's management monitors inventory for slow moving items and makes necessary valuation adjustments when required. During 2001 and 2000, the Company recorded charges to cost of sales of approximately $50,000 and $70,000 to reduce inventories to their net realizable value. Due to the uncertainty of the Company's continued auction site operations, inventory has been classified as a long-term asset.

       PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected lives, which range from three to five years. Expenditures for normal maintenance and repairs are charged to operations. Renewals and betterments that materially extend the life of the assets are capitalized.

       INVESTMENT IN CLOSELY HELD COMPANY

       During the fiscal year ended August 31, 2000, the Company purchased 100,000 shares of $.001 par value preferred stock of a closely held company for $100,000. Each share of the preferred stock is convertible into two shares of common stock at $.50 a share. In addition, the Company has advanced this entity $40,000. The advance is non-interest bearing, and has no specific due date.

       During the year ended August 31, 2001, the Company recorded a $70,000 impairment loss to reduce this investment to its estimated net realizable value.

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

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       LOSS PER COMMON SHARE

       Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. Diluted loss per share does not consider the potentially dilutive securities on an "as if converted" basis, as the effect of their inclusion would be anti-dilutive. Due to the temporary nature of the JDI transaction, the shares subject to rescission (44,000,000) are not considered outstanding shares for purposes of these calculations in either period presented.

       ADVERTISING COSTS

       Advertising costs are charged to operations as they are incurred. Advertising expense was $6,994 and $53,111 for the years ended August 31, 2001 and 2000, respectively.

2.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:
                                                       2001            2000
                                                   -------------  -------------

        Computer equipment and software            $     254,972  $    254,972
        Furniture                                         16,141        22,990
        Office equipment and other                        20,438        20,438
                                                   -------------  -------------
                                                         291,551       298,400
        Less:  Accumulated depreciation                  228,526       142,283
                                                   -------------  -------------

              Net property and equipment           $     63,025   $    156,117
                                                   =============  =============

       Depreciation expense for the years ended August 31, 2001 and 2000 was $86,243 and $83,503, respectively.

3.     RELATED PARTY TRANSACTIONS

       The balance due from officers and directors consists of non-interest bearing advances.

       The balance due to related parties of $13,290 at August 31, 2000, was non-interest bearing and was repaid in 2001.

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000



4.     INCOME TAXES

       Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                              August 31,
                                                   -----------------------------

                                                        2001            2000
                                                   -------------   -------------
          Deferred income tax assets:

              Net operating loss carryforward         2,545,000    $  2,400,000
              Allowance for doubtful accounts                 -           1,992
              Other                                           -             272
                                                   -------------   -------------

                   Total deferred income tax asset    2,545,000       2,402,264

              Valuation allowance                    (2,545,000)     (2,402,264)
                                                   -------------   -------------

                   Net deferred income tax asset   $          -    $          -
                                                   =============   =============

       Reconciliation of effective tax rate to the U.S. statutory rate is as follows:

                                                  For the Years Ended August 31,
                                                  ------------------------------

                                                       2001             2000
                                                   -------------   -------------

              Tax expense at U.S. statutory              (35.0)%         (34.0)%
              Valuation allowance                         35.0            34.0
                                                   -------------   -------------

                   Effective income tax rate               0.0 %           0.0 %
                                                   =============   =============

       The Company has available at August 31, 2001 federal net operating loss carryforwards of approximately $7,300,000. The net operating loss carryforwards will begin to expire in 2009. The Company's net operating loss carryforwards include only those losses which occurred within the United States tax jurisdiction. Accordingly, certain tax losses incurred in prior years when the Company was not a U.S. taxpayer are not included in the amount.

       Utilization of the deferred tax asset is dependent upon the Company having taxable profits in the future. A valuation allowance equal to the deferred tax asset has been provided since it is more likely than not that the net operating loss carryforwards will expire before the Company is able to realize the benefit.

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000


5.     COMMITMENTS AND CONTINGENCIES

       Leases

       During 1999, the Company entered into an operating lease for its office space expiring May 31, 2002. The lease requires minimum annual rentals plus increases based on real estate taxes and operating costs. The Company, at its option, may renew the lease for one two-year period. Rental expense for the years ended August 31, 2001 and 2000 was $54,973 and $55,755, respectively.

       Employment Agreements

       In connection with the JDI transaction, on June 1, 2000, the Company entered into three employment agreements with officers of the Company. The agreements were for a period of five years and included salary provisions that aggregate $334,000 per annum. In addition, the officers had received options to purchase an aggregate of 600,000 shares of common stock for $2.50 per share with vesting periods ranging from upon grant to five years. However, as a result of the rescission of the JDI agreement, the Company's officers agreed to the cancellation of their employment agreements effective June 1, 2001. In addition, on that date, they agreed to cancel the option agreements related to the employment contracts and replace the option agreements with new agreements granting each of the three officers 100,000 options, with a five-year life, immediate vesting and a $.45 per share exercise price.

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

       During fiscal 2000, the Company provided an estimated liability of $100,000. During August 2001, the Company entered into a settlement agreement with the plaintiff. Under the terms of the agreement, the Company paid the plaintiff approximately $580,000 and forgave $20,000 of advances previously made to the plaintiff. Approximately $540,000 of the settlement was paid in cash, and $60,000 was paid by the return of certain inventory items to the plaintiff with an estimated fair value of $60,000. The plaintiff returned his 50,000 shares of common stock to the Company and the option referred to above was cancelled.

       See Note 1 for other litigation.

6.     CONVERSION OF 6% CUMULATIVE CONVERTIBLE REDEEMABLE SERIES A PREFERRED
       STOCK

       In July 1999, the Company initiated a private placement to sell 400 units at $10,000 per unit. Each unit consisted of 10,000 shares of 6% cumulative convertible redeemable Series A preferred stock and warrants to purchase 5,000 shares of the Company's common stock. Dividends are payable semi-annually. Each preferred share was convertible into ..666 common shares in the first year, .4 shares in the second year, and .285 share thereafter. No preferred shares could utilize the conversion feature until six months after the offering had been concluded. The warrants to purchase common shares were exercisable at $2.00 per share in the first year and $3.00 per share thereafter. The warrants expire five years from the date of issue. The Company raised approximately $3,950,000 from this offering, of which $3,800,000 had been subscribed and received as of August 31, 1999 and $150,000 was received during the year ended August 31, 2000. Pursuant to the terms of the preferred stock, the Company was not permitted to declare or pay any dividends on its common stock unless all preferred dividends due have been paid.

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000



6. CONVERSION OF 6% CUMULATIVE CONVERTIBLE REDEEMABLE SERIES A PREFERRED STOCK (CONTINUED)

       In January 2000, the Company commenced an exchange offer with its Series A preferred share-holders. Pursuant thereto, the Company agreed to exchange each outstanding preferred share for common stock in the ratio set forth in the preferred stock purchase agreement, .666 common shares for each outstanding preferred share. Additionally, as an incentive to the preferred shareholders, the Company agreed to issue one additional common shares for every 10 common shares issued in the exchange.

       As of August 31, 2000, all 3,950,000 of these preferred shares were exchanged, which resulted in the issuance of 2,893,770 common shares. The number of shares issued as "incentive" shares amounted to 263,070. For financial statement purposes, these shares have been recorded as a distribution to the preferred shareholders, net of accrued dividends due the preferred shareholders, which were cancelled in connection with the exchange offer.

7.     STOCKHOLDERS' EQUITY

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

       Common Stock Issued in Exchange for Services

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

       Warrants

       In November 1997, the Company issued debentures with detachable, non-transferable warrants to purchase 87,500 shares of its common stock. These warrants were immediately exercisable on issuance. During fiscal 2000, 35,000 of these warrants expired.

       The Company issued 1,975,000 common stock purchase warrants (75,000 and 1,900,000 in fiscal 2000 and 1999, respectively) in connection with the issuance of its 6% convertible redeemable Series A preferred stock (Note
       6). The warrants, which expire five years from the date of the preferred stock offering, can be exercised for $3.00 per share.

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000



7.     STOCKHOLDERS' EQUITY (CONTINUED)

       Warrants (Continued)

       In addition, during fiscal 2000, the Company issued 7,000,000 common stock purchase warrants in connection with the issuance of the Series B convertible preferred stock. The first 5,000,000 of these warrants were exercisable for $2.00 per share for three years and thereafter at $4.00 per share for two years. The remaining 2,000,000 warrants were exercisable for a period of five years at $5 per share. The warrants were cancelled in connection with the settlement referred to in Note 1.

       The following summarizes information about warrants granted and outstanding at August 31, 2001 and 2000, and changes during the years then ended.

                                                 For the Year Ended                   For the Year Ended
                                                   August 31, 2001                      August 31, 2000
                                        -----------------------------------  -----------------------------------
                                                               Weighted                              Weighted
                                                                Average                               Average
                                                               Exercise                              Exercise
                                             Warrants            Price            Warrants             Price
                                        ----------------   ----------------  -----------------  ----------------
       Outstanding,
           beginning of year                   8,975,000        $     2.67           1,935,000       $     1.97
                Granted                               -         $     -              7,075,000       $     2.85
                Exercised                             -         $     -                     -        $     -
                Cancelled/expired             (7,000,000)       $    (2.85)            (35,000)      $     0.56
                                          --------------                        --------------

       Outstanding, end of year                1,975,000        $     3.00           8,975,000       $     2.67
                                          ==============                        ==============


       Stock Options

       The Company granted options to purchase shares of its common stock as indicated below. The options were fully vested on the dates of grant.

       During fiscal 1999, the Company granted options to certain employees, directors and consultants to purchase 735,000 shares of common stock at exercise prices ranging from $.45 to $2.50 per share. The options expire between two and three years from the time of the grant. For the years ended August 31, 2001 and 2000, no options and 25,000 options were exercised, respectively.

       During fiscal 2000, the Company granted options to certain officers and advisory board members to purchase 635,000 shares of common stock at prices ranging from $.87 to $2.50. The options expire between 2 and 10 years from the date of the grant. Compensation expense amounted to approximately $120,000. As of August 31, 2000, none of these options had been exercised.

       During fiscal 2001, the Company cancelled and replaced the 635,000 options referred to above, and granted an aggregate of 400,000 options to three officers and a consultant. The new options are exercisable for five years, vested immediately, and are exercisable at an exercise price of $.45 per share. Additionally, 600,000 options granted previous to 2000 expired in 2001.

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000


7.     STOCKHOLDERS' EQUITY (CONTINUED)

       Stock Options (Continued)

       The following summarizes information about stock options granted and outstanding at August 31, 2001 and 2000, and changes during the years then ended.

                                                 For the Year Ended                   For the Year Ended
                                                   August 31, 2001                      August 31, 2000
                                        -----------------------------------  -----------------------------------
                                                               Weighted                              Weighted
                                                                Average                               Average
                                                               Exercise                              Exercise
                                              Options            Price             Options             Price
                                        ----------------   ----------------  -----------------  ----------------
       Outstanding,
           beginning of year                   1,245,000        $      1.61            635,000       $     0.75
                Granted                          400,000        $      0.45            635,000       $     2.43
                Exercised                             -         $        -             (25,000)      $    (0.45)
                Cancelled/expired             (1,235,000)       $      1.61                 -        $       -
                                          --------------                        --------------

       Outstanding, end of year                  410,000        $      0.45          1,245,000       $     1.61
                                          ==============                        ==============

       The weighted average assumptions used to calculate the fair value of the stock options granted in 2001 and 2000 pursuant to the Black-Scholes option pricing model were:

                                                  2001                2000
                                             ----------------  ----------------

              Dividend yield                        0%                  0%
              Risk free interest rate              5.75%               5.25%
              Volatility                           300%                158%
              Expected contractual life         5-10 Years          2-10 Years


       Had compensation cost for employee stock options for the years ended August 31, 2001 and 2000 been determined in accordance with SFAS 123, the Company's net loss and net loss per share would have been as follows:

                                                                    2001           2000
                                                                -------------  -------------
       Net loss, as reported                                    $ (2,033,940)  $ (3,243,428)
       Pro forma net loss                                         (2,129,940)    (4,185,428)
       Basic and diluted net loss per share, as reported               (0.23)         (0.25)
       Pro forma basic and diluted net loss per share                  (0.24)         (0.26)

8.     INCENTIVE EQUITY PLANS

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

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000


8.     INCENTIVE EQUITY PLANS (CONTINUED)

       The Incentive Plan authorizes the granting of options to purchase shares of common stock ("Option Rights"), stock appreciation rights ("Appreciation Rights"), restricted shares ("Restricted Shares"), deferred shares ("Deferred Shares"), performance shares ("Performance Shares") and performance units ("Performance Units").

       Subject to adjustment as provided in the Incentive Plan, the number of shares of common stock that may be issued or transferred, plus the amount of shares of common stock covered by outstanding awards granted under the Incentive plan, shall not in the aggregate exceed 1,500,000 shares. The number of Performance Units granted under the Incentive plan shall not in the aggregate exceed 100,000. The number of shares of common stock granted under the Incentive Plan to any individual in any calendar year shall not in the aggregate exceed 100,000. Pursuant to employment contracts, options for 600,000 shares were issued during the year ended August 31, 2000. However, as discussed in Note 5, those options were cancelled in June 2001.

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

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000



8.     INCENTIVE EQUITY PLANS (CONTINUED)

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

                             ASIA WEB HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED AUGUST 31, 2001 AND 2000



9.     LOSS PER SHARE

       The computations of net loss per common share for the years ended August 31, 2001 and 2000 are as follows:

                                                                                    2001              2000
                                                                                -------------    -------------
              Loss from continuing operations                                   $ (1,633,940)    $ (1,875,587)
              Less:   Distributions to converting preferred
                         shareholders in the form of common stock                          -          788,960
                                                                                -------------    -------------

              Loss from continuing operations applicable to
                  common shareholders                                           $ (1,633,940)    $ (2,664,547)
                                                                                =============    =============

              Weighted average number of common shares
                  outstanding - basic and diluted                                  8,790,408       15,886,473
                                                                                =============    =============

              Basic and diluted loss from continuing operations
                  per common share                                              $      (0.19)    $      (0.17)
              Loss from discontinued operations                                        (0.04)           (0.08)
                                                                                -------------    -------------

                  Net loss                                                      $      (0.23)    $      (0.25)
                                                                                =============    =============

       The effect of the potentially dilutive securities listed below were not included in the computa-tion of diluted loss per share, because to do so would have been anti-dilutive for the periods presented.

                                                         2001           2000
                                                     ------------- -------------

       Shares of common stock issuable under:

           Stock options                                  410,000     1,245,000
           Common stock purchase warrants               1,975,000     8,975,000

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Web Holdings, Inc.

/S/ Michael A. Schaffer
-------------------------------
Michael A. Schaffer
Chief Executive Officer
December 13, 2001



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ Lawrence Schaffer
-------------------------------
Lawrence Schaffer
President and Chief Financial Officer
December 13, 2001


/S/ Waddy Stephenson
-------------------------------
Waddy Stephenson
Chief Technical Officer and
Member of the Board of Directors
December 13, 2001


/S/ Michael A. Schaffer
-------------------------------
Michael A. Schaffer
Chief Executive Officer and Member
of the Board of Directors
December 13, 2001