Form 10QSB
period 2001-11-30
ASIA WEB HOLDINGS INC
filed 2002-01-22
CIK 1096841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB


(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended November 30, 2001
                                                  -----------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of January 1, 2002 there were 8,735,408 shares of common stock outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                ACUBID.COM, INC.
                                   FORM 10-QSB

                                Table of Contents


ITEM No.
--------

PART I   FINANCIAL INFORMATION

1.       Financial Statements ..............................................2

         Balance Sheet as of November 30, 2001 (unaudited)
            and August 31, 2001.............................................2

         Statements of Operations for the Three Months Ended
            November 30, 2001 and November 30, 2000 (Unaudited).............3

         Statements of Cash Flows for the Three Months Ended
            November 30, 2001 and November 30, 2000 (Unaudited).............4

         Notes to the Financial Statements (Unaudited)......................5

2.       Management's Discussion and Analysis or Plan of Operation..........8

PART II  OTHER INFORMATION

1.       Legal Proceedings..................................................10

2.       Changes in Securities..............................................10

3.       Defaults Upon Senior Securities....................................10

4.       Submission of Matters to a Vote of Security Holders................10

5.       Other Information..................................................10

6.       Exhibits and Reports on Form 8-K...................................10

SIGNATURES..................................................................11

PART I            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                                  ASIA WEB HOLDINGS, INC.

                                 CONDENSED BALANCE SHEETS

                           NOVEMBER 30, 2001 AND AUGUST 31, 2001


                                          ASSETS


                                                              November 30,    August 31,
                                                                  2001            2001
                                                             -------------   -------------
                                                              (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                               $    516,362    $    937,570
     Marketable securities - trading                            1,643,587         920,510
     Prepaid expenses                                              30,532             532
     Due from officers                                             48,712          46,817
                                                             -------------   -------------

              Total current assets                              2,239,193       1,905,429
                                                             -------------   -------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation (Note 4)                                         35,425          63,025
                                                             -------------   -------------

OTHER ASSETS
     Investment in closely held company                            30,000          30,000
     Inventory                                                     11,520          26,520
     Other                                                         48,240          48,240
                                                             -------------   -------------

              Total other assets                                   89,760         104,760
                                                             -------------   -------------

              TOTAL ASSETS                                   $  2,364,378    $  2,073,214
                                                             =============   =============


                           LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                        $    147,412    $    170,651
     Accrued liabilities                                          153,562         171,228
     Due to broker                                                633,923         348,135
                                                             -------------   -------------

              Total current liabilities                           934,897         690,014
                                                             -------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY
     Common stock; par value of $0.001 per share;
         100,000,000 shares authorized, 8,735,408 shares
         issued and outstanding at November 30, 2001 and
         August 31, 2001, respectively                              8,737           8,737
     Additional paid-in capital                                15,481,546      15,481,546
     Accumulated deficit                                      (14,060,802)    (14,107,083)
                                                             -------------   -------------

              Total shareholders' equity                        1,429,481       1,383,200
                                                             -------------   -------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $  2,364,378    $  2,073,214
                                                             =============   =============


                 See accompanying notes to condensed financial statements.

                                             2

                                  ASIA WEB HOLDINGS, INC.

                            CONDENSED STATEMENTS OF OPERATIONS

                   FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                       2001           2000
                                                                   ------------   ------------
Revenues                                                           $    12,533    $     7,215
Cost of revenues                                                        15,000          5,593
                                                                   ------------   ------------

         Gross profit (loss)                                            (2,467)         1,622
                                                                   ------------   ------------

Operating Costs and Expenses
     Selling, general and administrative, excluding depreciation        76,097        762,941
     Depreciation                                                       22,500         22,560
                                                                   ------------   ------------

         Total operating costs and expenses                             98,597        785,501
                                                                   ------------   ------------

         Loss from operations                                         (101,064)      (783,879)
                                                                   ------------   ------------

Other Income
     Interest and dividend income                                        9,691        179,640
     Other investment income                                           137,654              -
                                                                   ------------   ------------

         Total other income                                            147,345        179,640
                                                                   ------------   ------------

         Income (loss) before provision for income taxes                46,281       (604,239)

Provision for income taxes                                                   -              -
                                                                   ------------   ------------

         Net income (loss)                                         $    46,281    $  (604,239)
                                                                   ============   ============

Net income (loss) per share - basic and diluted                    $      0.01    $     (0.07)
                                                                   ============   ============

Weighted average number of common shares outstanding               $ 8,735,408    $ 8,735,408
                                                                   ============   ============


                 See accompanying notes to condensed financial statements.

                                            3


                                  ASIA WEB HOLDINGS, INC.

                            CONDENSED STATEMENTS OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                        (UNAUDITED)

                                                                         2001             2000
                                                                     -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                               $     46,281    $   (604,239)
                                                                     -------------   -------------
     Adjustments to reconcile net loss to net cash
         provided (used) by operating activities:
              Depreciation                                                 22,500          22,560
              Changes in assets and liabilities:
                  Purchases of trading securities                      (8,845,691)              -
                  Sales of trading securities                           8,119,819         929,115
                  Inventory                                                15,000           5,594
                  Prepaid expenses and other                              (30,000)        (40,532)
                  Accounts payable                                        (23,239)         29,325
                  Accrued liabilities                                     (17,666)        183,474
                  Due to broker                                           285,788               -
                                                                     -------------   -------------

                  Total adjustments                                      (473,489)      1,129,536
                                                                     -------------   -------------

                  Net cash provided (used) by operating activities       (427,208)        525,297
                                                                     -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of computer equipment                                             6,000               -
     Increase in due from officers                                              -        (151,667)
                                                                     -------------   -------------

                  Net cash provided (used) by investing activities          6,000        (151,667)
                                                                     -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                         (421,208)        373,630

CASH AND CASH EQUIVALENTS - beginning                                     937,570      10,287,631
                                                                     -------------   -------------

CASH AND CASH EQUIVALENTS - end (including
     $10,262,000 of noncurrent restricted cash at
     November 30, 2000)                                              $    516,362    $ 10,661,261
                                                                     =============   =============

                 See accompanying notes to condensed financial statements.

                                            4

                             ASIA WEB HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
                                   (UNAUDITED)


1.     THE COMPANY AND BASIS OF PRESENTATION

       Asia Web Holdings, Inc. (the "Company") has been involved in developing an Internet-based auction site focusing on the buying and selling of high-end collectibles. As a result of various economic and industry related factors, management made a determination in the fiscal year ended August 31, 2001 to temporarily cease operating the web site, while it focuses on developing an alternative business model. Currently, in an effort to maximize shareholder value, management is actively managing its cash and short-term investments. Short-term investments consist of equity instruments trading on a national exchange and/or the national market system. Management's current activities consist of acquiring positions (either long or short) in common equity instruments, writing covered calls, and trading options.

       The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal and recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

       These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001.

2.     RECENT ACCOUNTING PRONOUNCEMENTS

       Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of SFAS 133 on January 1, 2001 did not have a material effect on the Company's financial position or results of operations.

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS 141 have been adopted as of July 1, 2001 with no material effect on the Company's financial position and results of operation.

       In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

                             ASIA WEB HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
                                   (UNAUDITED)



2.     RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

       In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

3.     EARNINGS (LOSS) PER COMMON SHARE

       Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings. Diluted loss per share does not consider the potentially dilutive securities on an "as if converted" basis, as the effect of their inclusion would be anti-dilutive. Due to the temporary nature of the JDI transaction, the shares subject to rescission (44,000,000) were not considered outstanding shares for purposes of these calculations in the three months ended November 30, 2000.

4.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:

                                                      November 30,   August 31,
                                                          2001          2001
                                                      ------------  ------------

              Computer equipment and software         $   226,195   $   254,972
              Furniture                                    22,990        16,141
              Office equipment and other                   20,438        20,438
                                                      ------------  ------------
                                                          269,623       291,551
              Less:  Accumulated depreciation             234,198       228,526
                                                      ------------  ------------

                    Net property and equipment        $    35,425   $    63,025
                                                      ============  ============

       Depreciation expense was $22,500 and $22,560 for the three months ended November 30, 2001 and 2000, respectively.

                             ASIA WEB HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001
                                   (UNAUDITED)



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

       Litigation

       From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         As of the date of this report, the Company is assessing various business models to determine an appropriate course of direction. Several Internet related as well as non-Internet related possibilities are being reviewed but an appropriate course of action for the Company has yet to be determined at this time. We have temporarily closed the auction website while we make this determination.

         To limit the impact of operating costs on the Company during the current transition, the following measures have been taken:

o The Company's office space was reduced from 3,081 square feet to 1502 square feet, thus cutting the cost of its office space in half.

o All executive officers agreed to cancel their long-term employment agreements. In addition, executive salaries were reduced for two senior executives and converted to an as needed basis for the Chief Technology Officer.

o A significant portion of the Company's cash has been reinvested into short-term equity investments in an attempt to enhance overall returns on investments.

       The Company believes these measures will help to preserve its capital reserves that will be needed once an appropriate business direction has been determined.



RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended November 30, 2001 ("2001")
---------------------------------------------------------------------------
Compared to Three Months Ended November 30, 2000 ("2000"):
----------------------------------------------------------

         Revenues and Gross Profit (Loss)
         --------------------------------

         Auction site revenues were $12,533 in the 2001 period as compared to $7,215 in the 2000 period. Gross profit (loss) was $(2,467) in the 2001 period as compared to $1,622 for the 2000 period. See the Overview above for a discussion of the Company's current auction activities.

         Operating Costs and Expenses:
         -----------------------------

         Selling, General and Administrative, Excluding Depreciation

         Selling, general and administrative costs and expenses, excluding depreciation were $98,597 for the three months ended November 30, 2001 as compared to $785,501 for the three months ended November 30, 2000. Accordingly, selling, general, and administrative expenses decreased by $686,904 for the three months ended November 30, 2001 as compared to the three months ended November 30, 2000. The Company was able to significantly reduce legal fees in the 2001 period, as its two significant legal matters were both settled in the fiscal year ended August 31, 2001. In addition, the 2001 period reflects less employees and compensation (and related expenses) as compared to the 2000 period.

         Investment and Dividend Income

       Investment income was approximately $147,000 for the three months ended November 30, 2001, as compared to $180,000 during the three months ended November 30, 2000. In 2001, investment income includes the results of actively trading equity and related securities. In the 2000 period, investment income is derived from interest earned on bank deposits and earnings on short term investments. During the year ended August 31, 2001, and subsequent to November 31, 2000, the Company used approximately $8,736,000 of cash to settle certain litigation. Accordingly, interest on invested funds declined substantially in periods subsequent to the settlement payments.

         Liquidity and Capital Resources:
         -------------------------------

         The Company's balance sheet at November 30, 2001 reflects cash of approximately $516,400 and marketable securities of approximately $1,643,000. Cash and cash equivalents decreased by approximately $421,200 during the three months ended November 30, 2001 as compared to an increase of $374,000 in the 2000 period. Cash used by operating expenses was approximately $427,200 in 2001 and in the 2000 period cash provided by operating activities was approximately $525,300.

         During the three months ended November 30, 2001 cash was used to increase marketable securities by approximately $726,000 and to decrease accounts payable and accrued expenses by approximately $41,000. Additionally, cash was provided by an increase in the Company's due to broker balance ($286,000), and a decline in inventories ($15,000).

         During the three months ended November 30, 2000, decreases in marketable securities and inventory provided approximately $929,000 and $5,600 of cash; increases in accounts payable and accrued expenses provided an aggregate of approximately $213,000 of cash.

         The Company believes that it can satisfy its cash requirements over the next twelve months with its existing cash and marketable securities on hand. However, the Company's longer-term capital requirements beyond the next 12 months will depend on many factors, including, but not limited to, implementing a new business model. In addition a significant portion of the Company's marketable securities are held in common equities, and equity derivatives. While active management of a portfolio consisting of these securities can provide enhanced returns, they also subject the portfolio to greater volatility and the risk of significant declines in volatile markets.

PART II

ITEM 1.           LEGAL PROCEEDINGS.

                  None

ITEM 2.           CHANGES IN SECURITIES.

                  (a)      Not Applicable

                  (b)      Not Applicable

                  (c) During the three month period ended November 30, 2001, the Company has sold the following securities without registering them under the Securities Act of 1933 (the "Securities Act"):

                           None

                  (d)      Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the period covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


ITEM 5.           OTHER INFORMATION.

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           None.

                  (b)      Reports on Form 8-K

                           There were no reports filed on Form 8-K during the
quarter.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    Asia Web Holdings, Inc.


January 22, 2002                                    /s/ Lawrence Schaffer
                                                    ----------------------------
                                                    By: Lawrence Schaffer
                                                    Its: Chief Financial Officer


                                                    /s/ Lawrence Schaffer
                                                    ----------------------------
                                                    By: Lawrence Schaffer
                                                    Its: President