Form 10QSB
period 2002-02-28
ASIA WEB HOLDINGS INC
filed 2002-04-22
CIK 1096841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB


(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended February 28, 2002
                                                  -----------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of April 22, 2002 there were 8,735,408 shares of common stock outstanding.


Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                             ASIA WEB HOLDINGS, INC.
                                   FORM 10-QSB

                                Table of Contents


ITEM No.
--------

PART I   FINANCIAL INFORMATION

1.       Financial Statements ..............................................2

         Balance Sheet as of February 28, 2002 (unaudited)
            and August 31, 2001.............................................2

         Statements of Operations for the Six and Three Months Ended
            February 28, 2002 and February 28, 2001 (Unaudited).............3

         Statements of Cash Flows for the Six Months Ended
            February 28, 2002 and February 28, 2001 (Unaudited).............4

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

PART II  OTHER INFORMATION

1.       Legal Proceedings..................................................10

6.       Exhibits and Reports on Form 8-K...................................10

SIGNATURES..................................................................11

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS





                             ASIA WEB HOLDINGS, INC.

                         CONDENSED FINANCIAL STATEMENTS
                                       AND
                       FOR THE SIX AND THREE MONTHS ENDED
                           FEBRUARY 28, 2002 AND 2001

                                    CONTENTS




                                                                           Page
                                                                            ----

CONDENSED FINANCIAL STATEMENTS

      Balance Sheets                                                        F-2
      Statements of Operations                                              F-3
      Statement of Cash Flows                                               F-4
      Notes to Condensed Financial Statement                               F-5-7


                                  ASIA WEB HOLDINGS, INC.

                                  CONDENSED BALANCE SHEETS

                           FEBRUARY 28, 2002 AND AUGUST 31, 2001

                                           ASSETS


                                                              February 28,    August 31,
                                                                 2002            2001
                                                             -------------   -------------
                                                             (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                               $    267,840    $    937,570
     Marketable securities - trading                            1,075,250         920,510
     Prepaid expenses                                                  --             532
     Due from officers                                             48,793          46,817
     Other receivables                                            100,000              --
                                                             -------------   -------------

              Total Current Assets                              1,491,883       1,905,429
                                                             -------------   -------------

PROPERTY AND EQUIPMENT, at cost, less accumulated
     depreciation (Note 4)                                         12,925          63,025
                                                             -------------   -------------

OTHER ASSETS
     Investment in closely held company                            35,000          30,000
     Inventory                                                     11,520          26,520
     Other                                                          8,773          48,240
                                                             -------------   -------------

              Total Other Assets                                   55,293         104,760
                                                             -------------   -------------

              TOTAL ASSETS                                   $  1,560,101    $  2,073,214
                                                             =============   =============


                            LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                        $    124,340    $    170,651
     Accrued liabilities                                           53,547         171,228
     Due to broker                                                     --         348,135
                                                             -------------   -------------

              Total Current Liabilities                           177,887         690,014
                                                             -------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY
     Common stock; par value of $0.001 per share;
         100,000,000 shares authorized, 8,735,408 shares
         issued and outstanding at February 28, 2002 and
         August 31, 2001, respectively                              8,737           8,737
     Additional paid-in capital                                15,481,546      15,481,546
     Accumulated deficit                                      (14,108,069)    (14,107,083)
                                                             -------------   -------------

              Total Shareholders' Equity                        1,382,214       1,383,200
                                                             -------------   -------------

              TOTAL LIABILITIES AND SHAREHOLDERS'
                 EQUITY                                      $  1,560,101    $  2,073,214
                                                             =============   =============


                 See accompanying notes to condensed financial statements.

                                            F-2


                                        ASIA WEB HOLDINGS, INC.

                                  CONDENSED STATEMENTS OF OPERATIONS

                                  FOR THE SIX AND THREE MONTHS ENDED
                                      FEBRUARY 28, 2002 AND 2001
                                              (UNAUDITED)


                                                  Six Months Ended             Three Months Ended
                                                    February 28,                 February 28,
                                            ---------------------------   ---------------------------

                                                2002           2001           2002           2001
                                            ------------   ------------   ------------   ------------
Revenues                                    $    12,691    $     7,456    $       158    $       241
Cost of revenues                                 15,000          6,149             --            556
                                            ------------   ------------   ------------   ------------

              Gross profit (loss)                (2,309)         1,307            158           (315)
                                            ------------   ------------   ------------   ------------

Operating Costs and Expenses
     Selling, general and administrative,
         excluding depreciation                 246,826        997,180        170,510        234,240
     Depreciation                                45,000         45,120         22,500         22,560
                                            ------------   ------------   ------------   ------------

              Total operating costs and
                 expenses                       291,826      1,042,300        193,010        256,800
                                            ------------   ------------   ------------   ------------

              Loss from operations             (294,135)    (1,040,993)      (192,852)      (257,115)
                                            ------------   ------------   ------------   ------------

Other Income
     Interest and dividend income                16,127        324,707          6,436        145,067
     Other investment income                    277,822             --        140,168             --
                                            ------------   ------------   ------------   ------------

              Total other income                293,949        324,707        146,604        145,067
                                            ------------   ------------   ------------   ------------

              Loss before provision for
                 income taxes                      (186)      (716,286)       (46,248)      (112,048)

Provision for income taxes                          800             --            800             --
                                            ------------   ------------   ------------   ------------

              Net loss                      $      (986)   $  (716,286)   $   (47,048)   $  (112,048)
                                            ============   ============   ============   ============


Net loss per common share -
     basic and diluted                      $       .00    $      (.08)   $      (.01)   $      (.01)
                                            ============   ============   ============   ============

Weight average number of common
     shares                                   8,735,408      8,790,408      8,735,408      8,790,408
                                            ============   ============   ============   ============



                       See accompanying notes to condensed financial statements.

                                                 F-3


                                 ASIA WEB HOLDINGS, INC.

                           CONDENSED STATEMENTS OF CASH FLOWS

                                FOR THE SIX MONTHS ENDED
                               FEBRUARY 28, 2002 AND 2001
                                       (UNAUDITED)


                                                                   February 28,
                                                          -----------------------------
                                                              2002             2001
                                                          -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                             $       (986)   $   (716,286)
                                                          -------------   -------------
     Adjustments to reconcile net loss to net cash
         used by operating activities:
              Depreciation                                      22,093          45,121
              Changes in assets and liabilities:
                  Current receivables                         (100,000)             --
                  Due from officers                             (1,976)             --
                  Inventory                                     15,000           5,594
                  Prepaid expenses and other                    39,999            (532)
                  Accounts payable                             (46,311)         40,194
                  Accrued liabilities                         (117,681)         70,042
                  Due to broker and others                    (348,135)       (149,641)
                                                          -------------   -------------

                  Total adjustments                           (537,011)         10,778
                                                          -------------   -------------

                  Net cash used by operating activities       (537,997)       (705,508)
                                                          -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of fixed asset                                        28,007              --
     Increase in investment in closely held business            (5,000)        (40,000)
     Decrease in short-term investments                       (154,740)      1,077,539
                                                          -------------   -------------

                  Net cash provided (used) by investing
                     activities                               (131,733)      1,037,539
                                                          -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                              (669,730)        332,031

CASH AND CASH EQUIVALENTS - beginning                          937,570      10,287,631
                                                          -------------   -------------

CASH AND CASH EQUIVLAENTS - end                           $    267,840    $ 10,619,662
                                                          =============   =============


                See accompanying notes to condensed financial statements.

                                          F-4

                             ASIA WEB HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                       FOR THE SIX AND THREE MONTHS ENDED
                           FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)

1.     THE COMPANY, AND BASIS OF PRESENTATION

       Asia Web Holdings, Inc. (the "Company") has been involved in developing an Internet-based auction site focusing on the buying and selling of high-end collectibles. As a result of various economic and industry related factors, management made a determination in the fiscal year ended August 31, 2001 to temporarily cease operating the web site, while it focuses on developing an alternative business mode. Currently, in an effort to maximize shareholder value, management is actively managing its cash and short-term investments. Short-term investments consist of equity instruments trading on a national exchange and/or the national market system. Through February 28, 2002 and for the six months then ended, management's activities consisted of acquiring positions (either long or short) in common equity instruments, writing covered calls, and trading options. During March 2002, the Company acquired the assets and assumed the liabilities of Case Financial, Inc. ("Case") Case is engaged in providing non-recourse pre-settlement funding alternatives to plaintiffs and plaintiffs law firms. (See Note 2). As a result, the Case shareholders obtained control of the Company. Accordingly, the acquisition of Case Financial, Inc. will be treated as a reverse acquisition under the purchase method of accounting in which the combination will be reported as a recapitalization of Case Financial, Inc., pursuant to which Case Financial, Inc. will be treated as the continuing entity for accounting purposes. Case Financial, Inc. is deemed the acquirer and successor company and the business of the Company will be that of Case Financial, Inc. subsequent to the consummation of the transaction. In connection with the acquisition, the Company is required to have $1,400,000 of cash available for use in the acquired legal pre-settlement funding business.

       The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal and recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for the six and three month periods ended February 28, 2002 are not necessarily indicative of the results expected for the full fiscal year ending August 31, 2002.

       These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001.

2.     ACQUISITION

       On March 12, 2002, the Company and Case Financial, Inc. ("Case") entered into an Asset Purchase Agreement (the "Agreement"). In accordance with the Agreement, the Company will acquire substantially all of the operating assets, except "advance receivables" of Case, in exchange for up to 9,475,000 shares of the Company's common stock. Case, which commenced operations in 1998 and is based in Encino, California, is a legal funding company, providing pre-settlement litigation funding to law firms, plaintiffs' attorneys and their clients.

       The Agreement also provides for the acquisition by the Company of Case Financial, LLC, a company related to Case. In exchange for the issuance of two promissory notes aggregating $700,000, one payable in two years and one payable in three years, the Company will receive in excess of $700,000 of "advance receivables", and the income therefrom, which should be collected over a 24-month period.

       Furthermore, in connection with the acquisition, the Company entered into a Services Agreement with Case to liquidate Cases' existing portfolio of funded cases for a 15 percent management fee. The portfolio of cases aggregates approximately $5 million, and it is estimated that the collection process will take up to 24 months.

       Upon the close of the transaction, which is expected to occur by the end of April, 2002, the shareholders an note holders of Case will own approximately fifty two percent (52%) of the Company's future activities and business. The closing of the transaction is subject to certain covenants and representations, completion of audited statements, various due diligence requirements and shareholder approval. There is no assurance that the transaction will close at the end of April, 2002, or at any other time.

                             ASIA WEB HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                       FOR THE SIX AND THREE MONTHS ENDED
                           FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)



3.     RECENT ACCOUNTING PRONOUNCEMENTS

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

       In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 141"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

                             ASIA WEB HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                       FOR THE SIX AND THREE MONTHS ENDED
                           FEBRUARY 28, 2002 AND 2001
                                   (UNAUDITED)


4.     EARNINGS (LOSS) PER COMMON SHARE

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

5.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:

                                                     February 28,   August 31,
                                                        2002           2001
                                                     ------------   ------------

       Computer equipment and software               $   226,195    $   254,972
       Furniture                                          16,140          16,141
       Office equipment and other                         21,208          20,438
                                                     ------------   ------------
                                                         263,544         291,551
       Less:   Accumulated depreciation                  250,619         228,526
                                                     ------------   ------------

       Net property and equipment                    $    12,925    $     63,025
                                                     ============   ============

       Depreciation expense was $45,000 and $22,500 for the six months and three months ended February 28, 2002 and 2001, respectively.

6.     COMMITMENTS AND CONTINGENCIES

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

       Litigation

       On March 22, 2002, the Company was served with a lawsuit alleging, among other things, breach of fiduciary duty, conversion and breach of contract against the Company and a former officer and director of the Company. Management of the Company believes that the lawsuit is without merit, and it intends to proceed with a vigorous defense.

       From time to time, the Company is also subject to other legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any other legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

         During the quarter ended February 28, 2002 the Company assessed various business models to determine an appropriate course of direction. Several Internet related as well as non-Internet related possibilities were reviewed leading up to an Asset Purchase Agreement being entered into on March 12, 2002. This agreement was filed with the Securities and Exchange Commission on Form 8K on March 29, 2002 and was consented to in writing by a majority of the Company's shareholders. The transaction launches the Company into a new business direction providing pre-settlement litigation funding to law firms, plaintiffs' attorneys and their clients. The Company believes that among the various business models evaluated, this direction provided the best opportunity for the Company.

         As a result of this new direction, several changes in the operation and management of the Company are anticipated in the remaining half of the Company's fiscal year. These changes include:

         - Moving the primary business offices of the Company to Encino, CA.

         -        Changing the name of the Company to Case Financial, Inc.

         -        Closing of the Company's office in Carlsbad, CA.

         In connection with the acquisition, the Company is required to have $1,400,000 of cash available at the closing. The acquisition of Case Financial, Inc. will be treated as a reverse acquisition under the purchase method of accounting in which this combination will be reported as a re-capitalization of Case Financial, Inc. pursuant to which Case Financial, Inc. will be treated as the continuing entity for accounting purposes. Case Financial, Inc. is deemed the acquirer and successor company and the business of the Company will be that of Case Financial, Inc. subsequent to the completion of the transaction. As of the date of this filing, the Company has already established a bank account in the amount of $1,000,000 and has made those funds available to to expand the legal pre-settlement funding business.


RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended February 28, 2002
---------------------------------------------------------------------------
Compared to Three and Six Months Ended February 28, 2001:
----------------------------------------------------------

         Revenues and Gross Profit (Loss)
         --------------------------------

         Auction site revenues were $158 in the three months ended February 28, 2002 compared to $241 for the three months ended February 28, 2001. Gross profit
(loss) was $158 in the three months ended February 28, 2002 as compared to $315 for the three months ended February 28, 2001.

         Auction site revenues were $12,691 in the six months ended February 28, 2002 compared to $7,456 for the six months ended February 28, 2001. Gross profit
(loss) was $(2,309) in the six months ended February 28, 2002 as compared to $1,307 for the six months ended February 28, 2001.

         Operating Costs and Expenses:
         -----------------------------

         Selling, General and Administrative, Excluding Depreciation

         Selling, general and administrative costs and expenses, excluding depreciation were $170,510 for the three months ended February 28, 2002 as compared to $234,240 for the three months ended February 28, 2001. Accordingly, selling, general, and administrative expenses decreased by $63,730 for the three months ended February 28, 2002 as compared to the three months ended February 28, 2001.

         Selling, general and administrative costs and expenses, excluding depreciation were $246,826 for the six months ended February 28, 2002 as compared to $997,180 for the six months ended February 28, 2001. Accordingly, selling, general, and administrative expenses decreased by $750,354 for the six months ended February 28, 2002 as compared to the six months ended February 28, 2001.

         The Company was able to significantly reduce legal fees in each 2002 period, as its two significant legal matters were both settled in the fiscal year ended August 31, 2001. In addition, each 2002 period reflects less employees and compensation (and related expenses) as compared to the respective 2001 period.

         Investment and Dividend Income

         Investment income was approximately $146,604 for the three months ended February 28, 2002, as compared to $ 145,067 during the three months ended February 28, 2001.

         Investment income was approximately $293,949 for the six months ended February 28, 2002, as compared to $324,707 during the six months ended February 28, 2001.

         In each 2002 period, investment income includes the results of actively trading equity and related securities. In each 2001 period, investment income is derived from interest earned on bank deposits and earnings on short term investments. Interest on invested funds declined substantially in periods subsequent to April 2001 as a result of the settlement of certain litigation and the repayment of approximately $8,200,000.

         Liquidity and Capital Resources:
         -------------------------------

         The Company's balance sheet at February 28, 2002 reflects cash of approximately $268,000 and marketable securities of approximately $1,070,000.

         Cash and cash equivalents decreased by approximately $670,000 during the six months ended February 28, 2002 as compared to an increase of $332,000 in the six months ended February 28, 2001. Cash used by operating expenses was approximately $538,000 for the six months ended February 28, 2002 and approximately $706,000 for the six months ended February 28, 2001.

         As previously noted as a condition to the acquisition, the Company is required to have $1,400,000 in cash at the closing of the transaction. The business of the Company will be that of Case Financial, Inc. subsequent to completion of the transaction. On or before May 29, 2002, the Company will file its Form 8-K/A with the Securities and Exchange Commission which will include, audited financial statements of Case Financial, Inc. and affiliates as of December 31, 2001 and for the two years ended December 31, 2001 and 2000, and unaudited combined pro-forma financial information for the Company and Case Financial, Inc. as of March 31, 2002, the three months ended March 31, 2002, and the year ended December 31, 2001 setting forth results of their combined operations as though the acquisition had taken place on January 1, 2001.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On March 22, 2002, the Company was served with a lawsuit alleging, among other things, breach of fiduciary duty, conversion and breach of contract against the Company and a former officer and director of the Company. Management of the Company believes that the lawsuit is without merit, and it intends to proceed with a vigorous defense.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                                      None

(b)      Reports on Form 8-K

         On March 29, 2002 the Company filed a report on Form 8-K reporting the execution of an Asset Purchase Agreement between the Company and Case Financial, Inc. where the Company acquires almost all of Case Financials operating assets (except "advanced receivables") in exchange for up to 9,475,000 shares of the Company's common stock.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    Asia Web Holdings, Inc.


April 22, 2002                                          /s/ Lawrence Schaffer
                                                    ----------------------------
                                                    By: Lawrence Schaffer
                                                    Its: Chief Financial Officer


                                                    /s/ Lawrence Schaffer
                                                    ----------------------------
                                                    By: Lawrence Schaffer
                                                    Its: President