Form 10QSB
period 2002-05-31
CASE FINANCIAL INC
filed 2002-07-22
CIK 1096841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the Transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 0-27757

                              CASE FINANCIAL, INC.

             (Exact Name of registrant as specified in its charter)

          Delaware                                              33-0529299
------------------------------                             ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          16000 Ventura Boulevard, Suite 407, Encino, California 91436
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 728-9440
                                 --------------
              (Registrant's telephone number, including area code)

                             ASIA WEB HOLDINGS, INC.
          1947 Camino Vida Roble, Suite 102, Carlsbad, California 92008 (Former name and former address if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        As of July 19, 2002 there were 15,561,108 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                       Case Financial, Inc. and Subsidiary
                       (Formerly Asia Web Holdings, Inc.)

                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----

Condensed Consolidated Balance Sheets                                          3

Condensed Consolidated Statements of Operations                                4

Condensed Consolidated Statements of Cash Flows                                5

Condensed Consolidated Statement of Shareholders' Equity                       6

Notes to Condensed Consolidated Financial Statements                           7

Management's Discussion and Analysis or Plan of Operation                     10

Results of Operations for the Three and Nine Months Ended May 31, 2002        11

                          PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                            13

Item 4.  Submission of Matters to a Vote of Security Holders                  13

Item 5.  Other Information                                                    13

Item 6.  Exhibits and Reports On Form 8-K                                     14

Signatures                                                                    15


                                     Case Financial, Inc. and Subsidiary
                                      (Formerly Asia Web Holdings, Inc.)
                                    Condensed Consolidated Balance Sheets
                                       May 31, 2002 and August 31, 2001


                                      ASSETS
                                                                           May 31, 2002      August 31, 2001
                                                                           -------------      -------------
                                                                             Unaudited
CURRENT ASSETS
       Cash and cash equivalents                                           $    870,549       $    937,570
       Marketable securities - trading                                                -            920,510
       Investment in contracts, net of reserve for losses of $166,475           665,900                  -
       Prepaid expenses                                                          69,656                532
       Due from officers                                                              -             46,817
       Due from affiliate                                                        43,097                  -
       Other Receivables                                                         79,301                  -
                                                                           -------------      -------------
            Total Current Assets                                              1,728,504          1,905,429

PROPERTY AND EQUIPMENT, at cost, less accumulated
       depreciation of $273,189 at May 31 2002 and $228,526                      34,653             63,025
       at August 31, 2001

OTHER ASSETS
       Investment in notes receivable                                           834,481                  -
       Investment in closely held company                                        25,000             30,000
       Inventory                                                                      -             26,520
       Other                                                                      1,867             48,240
                                                                           -------------      -------------
            Total Other Assets                                                  861,348            104,760
                                                                           -------------      -------------
            TOTAL ASSETS                                                   $  2,624,505       $  2,073,214
                                                                           =============      =============

                            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                    $    132,744       $    170,651
       Accrued liabilities                                                       57,100            171,228
       Due to shareholder                                                        26,207                  -
       Due to broker                                                                  -            348,135
                                                                           -------------      -------------
            Total Current Liabilities                                          216,051            690,014

LONG TERM LIABILITIES
       Promissory notes payable                                                 700,000                  -

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
       Common stock; par value of $0.001 per share;
            100,000,000 shares authorized, 15,561,108 shares
            issued and outstanding at May 31, 2002 and
            8,735,408 shares issued and outstanding at
            August 31, 2001                                                      15,563              8,737
       Additional Paid in Capital                                             1,852,767         15,481,546
       Accumulated Deficit                                                     (159,876)       (14,107,083)
                                                                           -------------      -------------
            Total Shareholders' Equity                                        1,708,454          1,383,200
                                                                           -------------      -------------
            TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                     $  2,624,505       $  2,073,214
                                                                           =============      =============

                    See accompanying notes to condensed consolidated financial statements


                                      Case Financial, Inc. and Subsidiary
                                      (Formerly Asia Web Holdings, Inc.)
                                Condensed Consolidated Statements of Operations
                                      For the Nine and Three Months Ended
                                             May 31, 2002 and 2001
                                                  (UNAUDITED)

                                                                           Nine Months Ended              Three Months Ended
                                                                                May 31,                        May 31,
                                                                     ----------------------------    ----------------------------
                                                                         2002            2001            2002            2001
                                                                     ------------    ------------    ------------    ------------
Revenues                                                             $    18,253     $     8,050     $     5,562     $       594
Cost of revenues                                                         (26,636)         (6,695)        (11,636)           (546)
                                                                     ------------    ------------    ------------    ------------
            Gross profit (loss)                                           (8,383)          1,355          (6,074)             48

Operating Costs and Expenses

      Selling, general and administrative, excluding depreciation        375,482       1,330,601         128,656         333,421
      Depreciation                                                        67,500          67,680          22,500          22,560
                                                                     ------------    ------------    ------------    ------------
            Total operating costs and expenses                           442,982       1,398,281         151,156         355,981
                                                                     ------------    ------------    ------------    ------------
            Loss from operations                                        (451,365)     (1,396,926)       (157,230)       (355,933)

Other Income (Expense)
      Interest and dividend income                                        18,142         412,760           2,015          88,053
      Other investment income (loss)                                     176,162                          (1,660)
      Settlement of litigation                                           100,000        (593,000)              -        (593,000)
                                                                     ------------    ------------    ------------    ------------
            Total other income (expense)                                 294,304        (180,240)            355        (504,947)
                                                                     ------------    ------------    ------------    ------------

Costs of merger, including stock based compensation costs
      of $712,083                                                       (991,301)              -        (991,301)              -
                                                                     ------------    ------------    ------------    ------------
            Loss before provision for income taxes                    (1,148,362)     (1,577,166)     (1,148,176)       (860,880)

Provision for income taxes                                                     -               -            (800)              -
                                                                     ------------    ------------    ------------    ------------
            Net Loss                                                 $(1,148,362)    $(1,577,166)    $(1,147,376)    $  (860,880)
                                                                     ============    ============    ============    ============

Net loss per common share -
      basic and diluted

      Net loss                                                       $     (0.13)    $     (0.18)    $     (0.12)    $     (0.10)
      Weighted average number of common shares                         8,910,426       8,790,408       9,254,755       8,790,408

                     See accompanying notes to condensed consolidated financial statements


                                       Case Financial, Inc. and Subsidiary
                                       (Formerly Asia Web Holdings, Inc.)
                                 Condensed Consolidated Statements of Cash Flows
                                 For the Nine Months Ended May 31, 2002 and 2001
                                                   (UNAUDITED)

                                                                                   2002               2001
                                                                               -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                   $ (1,148,362)      $ (1,577,169)

    Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                            67,500             67,680
            Provision for losses on investments in contracts                         48,610                  -
            Common stock issued for compensation                                    678,750                  -
            Options issued for compensation                                          33,333                  -
            Gain on sale of assets                                                     (900)                 -
            Changes in assets and liabilities:
                (Increase) decrease in prepayments and other assets                  16,934                 87
                Increase (decrease) in payables, accrued expenses
                and other liabilities                                              (484,150)           567,361
                                                                               -------------      -------------
                Total adjustments                                                   360,076            635,128
                                                                               -------------      -------------
                Net cash used in operating activities                              (788,286)          (942,041)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of short term investments                                    920,510            156,591
    Investment in ($40,000) and distribution from
        privately owned company                                                       5,000            (40,000)
    Investment in contracts  - advances                                            (243,050)                 -
    Principal payment on promissory notes                                               519                  -
    Proceeds from disposal of assets                                                  6,000                  -
    Acquisition of property and equipment                                            (3,469)                 -
                                                                               -------------      -------------
                Net Cash provided by investing activities                           685,510            116,591
                                                                               -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Redemption of preferred stock                                                         -         (8,236,115)
    Restricted cash                                                                       -         (1,000,000)
    Cash from acquisition of subsidiary                                              35,755                  -
                                                                               -------------      -------------
                Net Cash provided by (used in) financing activities                  35,755         (9,236,115)
                                                                               -------------      -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (67,021)       (10,061,565)

CASH AND CASH EQUIVALENTS - beginning of period                                     937,570         10,287,631
                                                                               -------------      -------------
CASH AND CASH EQUIVALENTS - end of period                                      $    870,549       $    226,066
                                                                               =============      =============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
In 2002, 5,000,700 shares and $700,000 in promissory notes were issued to acquire the following:

   Investment in contracts, net of reserve for contract losses                 $    471,460
   Other receivables, net of accounts payable                                  $     38,210
   Property and equipment                                                      $     40,758
   Promissory notes and accrued interest                                       $    875,350

                     See accompanying notes to condensed consolidated financial statements

                                                      5


                                               Case Financial, Inc. and Subsidiary
                                               (Formerly Asia Web Holdings, Inc.)
                                    Condensed Consolidated Statement of Shareholders' Equity
                                             For the Nine Months Ended May 31, 2002
                                                           (UNAUDITED)


                                                          Common Stock
                                                   -----------------------------
                                                                                  Additional Paid   Accumulated
                                                      Shares           Amount       in Capital        Deficit          Total
                                                   -------------   -------------   -------------   -------------   -------------
Balance, September 1, 2001                            8,735,408    $      8,737    $ 15,481,546    $(14,107,083)   $  1,383,200

Net loss for the period                                                                              (1,148,362)     (1,148,362)

Shares issued in connection with reverse
acquisition of business, and specific operating
assets of Case Financial, Inc.                        3,100,000           3,100          42,958                          46,058

Shares issued in connection with the acquisition
of the members' interests in Case Financial
Funding, LLC                                            150,000             150            (150)       (159,875)       (159,875)

Shares issued in connection with the purchase of
promissory notes of Case Financial, Inc. and
Case Financial Funding, Inc. including accrued
interest                                              1,750,700           1,751         873,599                         875,350

Shares issued for past compensation in
connection with the reverse acquisition               1,825,000           1,825         643,591                         645,416

Options granted  to purchase employees to
purchase 1,250,000 shares vesting over three
years                                                                         -          66,667                          66,667

Recapitalization in connection with reverse
acquisition                                                                         (15,255,444)     15,255,444               -
                                                   -------------   -------------   -------------   -------------   -------------
Balance, May 31, 2002                                15,561,108    $     15,563    $  1,852,767    $   (159,876)   $  1,708,454
                                                   =============   =============   =============   =============   =============

                              See accompanying notes to condensed consolidated financial statements

                                                               6

                       CASE FINANCIAL, INC. AND SUBSIDIARY
                       (FORMERLY ASIA WEB HOLDINGS, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       FOR THE NINE AND THREE MONTHS ENDED
                              MAY 31, 2002 AND 2001
                                   (UNAUDITED)

1.       THE COMPANY, AND BASIS OF PRESENTATION

         Case Financial, Inc. was incorporated in the state of California in 1998 and acceded to the operations of the Company by way of a reverse acquisition completed on May 24, 2002 (Note 2). Case Financial Inc. and Subsidiary ("Case" or the "Company") provide litigation funding services to attorneys and plaintiffs involved in personal injury and other lawsuits. The Company performs an internal underwriting as to the merits of each case, the likelihood of success, and the estimated settlement value. The Company's investment decisions and the pricing of its fees are based on this risk analysis and its estimate of settlement timing. The investments are made in the form of non-recourse cash advances where the investment and fees are collateralized by the proceeds of each legal settlement and are repaid when a case is settled or favorably adjudicated in court. Operations are conducted from leased premises in Encino.

         Prior to the reverse acquisition by Case, Asia Web Holdings, Inc. ("Asia Web") had been involved in developing an Internet-based auction site focusing on the buying and selling of high-end collectibles. As a result of various economic and industry related factors, prior management made a determination in the fiscal year ended August 31, 2001 to temporarily cease operating the web site, while it focused on developing an alternative business mode. During this period, prior management focused on actively managing its cash and short-term investments, the liquidation of which was completed during the quarter ended May 31, 2002.

         The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal and recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. As the reverse acquisition was completed immediately prior to the end of the quarter, the statement of operations includes only the operations of Asia Web and the costs of acquisition. The results of operations for the nine and three month periods ended May 31, 2002 are not necessarily indicative of the results expected for the full fiscal year ending September 30, 2002, the new fiscal year end of the Company. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001, and other regulatory filings including Forms 14(c), 8-K and related amendments describing the reverse acquisition and the financial statements and related notes of Case Financial, Inc. and Affiliates for the calendar year ended December 31, 2001 ("Old Case").

2.       REVERSE ACQUISITION

         On March 12, 2002, the Company entered into an Asset Purchase Agreement ("Agreement") whereby the Company agreed to purchase the business operations and certain assets of Old Case for 3,100,000 shares of the Company's common stock, inclusive of an investment banking fee of 480,000 shares. In addition, the Company agreed to purchase up to $2,500,000 of promissory notes owned by note holders of Old Case in exchange for 5,000,000 shares of the Company's common stock valued at $0.50 per share for 60 days following closing of the transaction.

         The transaction is being accounted for as a reverse acquisition under the purchase method of accounting in which the combination has been reported as a recapitalization of Case Financial, Inc., pursuant to which Case Financial, Inc. will be treated as the continuing entity for accounting purposes. Case Financial, Inc. is deemed the acquirer and successor company and the business of the Company is that of Case Financial, Inc. subsequent to the consummation of the transaction.

         As of the closing, $835,000 in principal plus $40,350 of accrued interest have been acquired in exchange for 1,750,700 shares of common stock. In addition, the Company purchased 100% of the members' interest in Case Financial, LLC for 150,000 common shares and $700,000 in 8% subordinated promissory notes with interest payable monthly, $600,000 maturing in 2 years, and $100,000 maturing in 3 years from the closing date of May 24, 2002.

         As a result of the Agreement, Asia Web changed its name to Case Financial, Inc. and continued the business of the Company and delivered $1,400,000 of cash or equivalents to the Company at closing.

         Upon execution of the Agreement, the existing management of Asia Web resigned their positions in favor of the management of Old Case. In addition, the Company changed its name to Old CFI, Inc., and Asia Web changed its name to Case Financial, Inc. Management expects to liquidate Case Financial, LLC upon realization of outstanding investments in contracts. The investments in contracts of Old CFI, Inc. and Case Financial Funding, Inc. as of the closing date remain with those respective companies. The Company will service the investments in contracts of Old CFI, Inc. and Case Financial Funding, Inc. for a fee of 15% of the gross proceeds as and when collected.

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

5.       COMMITMENTS AND CONTINGENCIES

         Litigation

         On March 22, 2002, the Company was served with a lawsuit as a nominal defendant alleging, among other things, breach of fiduciary duty, conversion and breach of contract against the Company and a former officer and director of the Company. Management of the Company believes that the lawsuit is without merit, and it intends to proceed with a vigorous defense.

         From time to time, the Company is also subject to other legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any other legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

6.       RELATED PARTY TRANSACTIONS

         Due to Shareholder

         During the quarter ended May 31, 2002, the former board of directors of the company approved a bonus in the amount of $75,000 to the former Chief Executive Officer and shareholder of the company. The bonus has been treated as compensation expense for the period and has been utilized to offset in full the advances reflected on the books as owing the Company from the executive, resulting in a balance due of $26,207. The payment of this balance is currently being withheld pending resolution of the related litigation (Note 5).

         Service Fee Income

         During the quarter ending May 31, 2002, the company recognized $31,996 of service fee income relating to its management of the investment in contract portfolio of Old Case which has been offset against interim litigation funding expenses included in merger costs.

7.       COSTS OF MERGER

         During the quarter ended May 31, 2002, the company incurred the following costs to complete the acquisition of the assets and business of Old
Case:

          Stock based compensation expense resulting from the issuance to new management and certain directors and consultants of:
              o    Outright grant of 1,825,000 common shares                   $ 678,750
              o    Options to acquire 1,250,000 common shares of the
                   Company at $0.45 per share vesting over three years            33,333
                                                                               ----------
              Total stock based compensation expense                             712,083

          Interim litigation funding operating expenses in excess of
          revenue through the closing date                                       235,717

          Legal and professional fees                                             43,501
                                                                               ----------

          Costs of merger                                                      $ 991,301
                                                                               ==========

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

         During prior quarters, the Company assessed various business models to determine an appropriate course of direction. Several Internet related as well as non-Internet related possibilities were reviewed leading up to an Asset Purchase Agreement with Case Financial, Inc. being entered into on March 12, 2002. This agreement was filed with the Securities and Exchange Commission on Form 8-K on March 29, 2002 and was consented to in writing by a majority of the Company's shareholders. The Company believes that among the various business models evaluated, this direction provided the best opportunity for the Company.

         The transaction launches the Company into a new business direction providing litigation funding services to attorneys and plaintiffs involved in personal injury and other lawsuits. The litigation funding activities include performing an internal underwriting as to the merits of each case, the likelihood of success, and the estimated settlement value. An investment decision is reached and the pricing of fees are determined based on this risk analysis and an estimate of settlement timing. The investments are made in the form of non-recourse cash advances where the investment and fees are collateralized by the proceeds of each legal settlement and are repaid when a case is settled or favorably adjudicated in court. Case Financial, Inc. was incorporated in the state of California in 1998 and acceded to the operations of the Company by way of a reverse acquisition completed on May 24, 2002. The activities of Case Financial, Inc. and Affiliates prior to May 24, 2002 are referred to herein as those of "Old Case".

         As a result of this transaction, several changes in the operation and management of the Company have occurred. These changes include:

         o Resignation of the former Board of Directors and Officers of the Company in favor of the management of Old Case and the appointment of new directors
         o Assumption of the litigation funding business operations of Old Case
         o        Termination of auction site operations
         o Completing the liquidation into cash of the Company's investment in short term securities for use in the new business
         o Moving the primary business offices of the Company to Encino, CA and closing the Company's office Carlsbad, CA
         o        Changing the name of the Company to Case Financial, Inc.
         o        Changing the fiscal year end of the Company to September 30.

Description of the Reverse Acquisition

         On May 24, 2002, pursuant to the Asset Purchase Agreement executed on March 12, 2002, the Company has purchased the business operations and certain assets of Old Case for 3,100,000 shares of the Company's common stock, inclusive of an investment banking fee of 480,000 shares. In addition, the Company agreed to purchase up to $2,500,000 of promissory notes owned by note holders of Old Case in exchange for 5,000,000 shares of the Company's common stock valued at $0.50 per share for 60 days following closing of the transactions.

         The transaction is being accounted for as a reverse acquisition under the purchase method of accounting in which the combination has been reported as a recapitalization of Case Financial, Inc., pursuant to which Case Financial, Inc. will be treated as the continuing entity for accounting purposes. Case Financial, Inc. is deemed the acquirer and successor company and the business of the Company is that of Case Financial, Inc. subsequent to the consummation of the transaction.

         As of the closing, $835,000 in principal plus $40,350 of accrued interest have been acquired in exchange for 1,750,700 shares of common stock. In addition, the Company purchased 100% of the members' interest in Case Financial, LLC for 150,000 common shares and $700,000 in 8% subordinated promissory notes with interest payable monthly, $600,000 maturing in 2 years, and $100,000 maturing in 3 years from the closing date of May 24, 2002.

         As a result of the Agreement, Asia Web changed its name to Case Financial, Inc. and continued the business of the Company and delivered $1,400,000 of cash or equivalents to the Company on May 24, 2002.

         Upon execution of the Agreement, the existing management of Asia Web resigned their positions in favor of new management from Old Case. In addition, the Company changed its name to Old CFI, Inc., and Asia Web changed its name to Case Financial, Inc. Management expects to liquidate Case Financial, LLC upon realization of outstanding investments in contracts. The investments in contracts of Old CFI, Inc. and Case Financial Funding, Inc. as of the closing date remain with those respective companies. The Company will service the investments in contracts of Old CFI, Inc. and Case Financial Funding, Inc. for a fee of 15% of the gross proceeds as and when collected.

         As the reverse acquisition was completed immediately prior to the end of the quarter, the statement of operations includes only the operations of Asia Web and the costs of acquisition.

RESULTS OF OPERATIONS

Results of Operations for the Three and Nine Months Ended May 31, 2002
---------------------------------------------------------------------------
Compared with Three and Nine Months Ended May 31, 2001:
----------------------------------------------------------

         Revenues and Gross Profit (Loss):
         --------------------------------

         Auction site revenues were $5,562 in the three months ended May 31, 2002 compared with $594 for the three months ended May 31, 2001. Gross profit
(loss) was ($6,074) in the three months ended May 31, 2002 as compared with $48 for the three months ended May 31, 2001.

         Auction site revenues were $18,253 in the nine months ended May 31, 2002 compared with $8,050 for the nine months ended May 31, 2001. Gross profit
(loss) was ($8,383) in the nine months ended May 31, 2002 as compared with $1,355 for the nine months ended May 31, 2001.

         Operating Costs and Expenses:
         -----------------------------

         Selling, General and Administrative, Excluding Depreciation

         Selling, general and administrative costs and expenses, excluding depreciation were $128,656 for the three months ended May 31, 2002 as compared with $333,421 for the three months ended May 31, 2001. Accordingly, selling, general, and administrative expenses decreased by $204,765 for the three months ended May 31, 2002 as compared with the three months ended May 31, 2001.

         Selling, general and administrative costs and expenses, excluding depreciation were $375,482 for the nine months ended May 31, 2002 as compared to $1,330,601 for the nine months ended May 31, 2001. Accordingly, selling, general, and administrative expenses decreased by $955,119 for the nine months ended May 31, 2002 as compared to the nine months ended May 31, 2001.

         The Company was able to significantly reduce legal fees in each 2002 period, as its two significant legal matters were both settled in the fiscal year ended August 31, 2001. In addition, each 2002 period reflects less employees and compensation (and related expenses) as compared to the respective 2001 period.

         Other Income (Expense):
         -----------------------

         Investment, Interest and Dividend Income

         Net investment, interest and dividend income was $355 for the three months ended May 31, 2002, as compared with $88,053 during the three months ended May 31, 2001.

         Net investment, interest and dividend income was $194,304 for the nine months ended May 31, 2002, as compared with $412,760 during the nine months ended May 31, 2001.

         In each 2002 period, investment income includes the results of actively trading equity and related securities. In each 2001 period, investment income is derived from interest earned on bank deposits and earnings on short term investments. Interest on invested funds declined substantially in periods subsequent to April 2001 as a result of the settlement of certain litigation, the repayment of approximately $8,200,000, and the liquidation of the Company's portfolio of short term investments in order to meet the capital requirements of the Asset Purchase Agreement and reverse acquisition.

         Settlement of Litigation

         During 2002, an accrual for settlement costs in the amount of $100,000 relating to litigation settled during the fiscal year ended August 31, 2001 was reversed into income. For the quarter ended May 31, 2002, this amount has been reclassified as a separate line item in Other Income (Expense). For the nine months ended May 31, 2001, litigation settlement costs aggregated $593,000.

         Merger Costs

         During the quarter ended May 31, 2002, the company incurred the following costs to complete the acquisition of the assets and business of Old Case. For the three and nine months ended May 31, 2002, merger costs aggregate $991,301 and consist of the following:


          Stock based compensation expense resulting from the issuance to new management and certain directors and consultants of:
              o    Outright grant of 1,825,000 common shares                   $ 678,750
              o    Options to acquire 1,250,000 common shares of the
                   Company at $0.45 per share vesting over three years            33,333
                                                                               ----------
              Total stock based compensation expense                             712,083

          Interim litigation funding operating expenses in excess of
          revenue through the closing date                                       235,717

          Legal and professional fees                                             43,501
                                                                               ----------

          Costs of meger                                                        $ 991,301
                                                                               ==========

         Liquidity and Capital Resources:
         -------------------------------

         The Company's balance sheet at May 31, 2002 reflects cash of approximately $870,549. Cash and cash equivalents decreased by approximately $67,021 during the nine months ended May 31, 2002 as compared with a decrease of $10,061,565 in the nine months ended May 31, 2001. Cash used by operating expenses was approximately $788,286 for the nine months ended May 31, 2002 and approximately $942,041 for the nine months ended May 31, 2001.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On May 24, 2002, the Company issued 5,000,700 shares of its common stock for the purchase of certain assets from Case Financial, Inc. ("Seller") and all of the issued and outstanding members' interests of Case Financial, LLC ("LLC") pursuant to an Asset Purchase Agreement dated March 12, 2002. Both the Seller and the two members of the LLC are sophisticated investors. All had the opportunity to review the business and financial statements of the Company and to discuss the Company's business with the Company's officers and directors. An exemption from registration is claimed pursuant to Section 4(2) and/or Regulation D under the Securities Act of 1933.

Please see Items 4 and 5 herein for further information.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 26, 2002, an Information Statement in accordance with Regulation 14C of the Securities Exchange Act of 1934 was sent to all shareholders of the Company. On March 12, 2002, the Company's Board of Directors approved (a) the purchase of certain assets pursuant to an Asset Purchase Agreement between the Company and Case Financial, Inc. in exchange for up to 9,475,000 shares of the Company's common stock and (b) an amendment to the Company's Articles of Incorporation changing its name to Case Financial, Inc.

On May 24, 2002, twenty eight days after the Information Statement was sent to the Company's shareholders, the acquisition of the assets closed, and the Company issued 5,000,700 shares of its common stock.

The Company's name was changed to Case Financial, Inc., effective May 27, 2002.

ITEM 5.  OTHER INFORMATION.

Pursuant to an Asset Purchase Agreement dated March 12, 2002 (the" Asset Agreement") and approval on April 26, 2002 by 51% of the Company's shareholders, the Company closed the transaction on May 24, 2002 and issued 5,000,700 shares of its common stock in exchange for certain assets.

The Asset Agreement also provided for the acquisition of all of the membership interests of Case Financial, LLC, a related company in exchange for shares of common stock and promissory notes of the Company. On May 24, 2002, the Company issued 150,000 shares of its common stock and two promissory notes aggregating $700,000--one in the amount of $600,000 payable in two years and one in the amount of $100,000 payable in three years. Both promissory notes carry an interest rate of eight percent per annum. In return, the Company received in excess of $700,000 of "Investment in Contracts" and income therefrom, which should be collected over a 24-month period.

In addition, at the closing on May 24, 2002, Messrs. Schaffer and Stephenson resigned as officers and directors and the following people were appointed:

                     Name                                  Position
         -----------------------------           ------------------------------
           Gordon Gregory                          Director
           Harvey Bibicoff                         Director
           Lorne Pollock                           Director and Secretary
           Gary Primes                             Director
           Steve Fuld                              Director
           Steven Gershick                         Acting Chief
                                                   Financial Officer

Eric Alden remained a director, President and Chief Executive Officer of the Company.

Subsequent to the closing, on May 27, 2002, the Company changed its name to Case Financial, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         On March 29, 2002, the Company filed a report on Form 8-K reporting the execution of an Asset Purchase Agreement between the Company and Case Financial Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CASE FINANCIAL, INC.
                                             (Registrant)

July 22, 2002                                By: /S/ Eric A. Alden
                                                --------------------------------
                                             Eric A. Alden
                                             President and CEO

July 22, 2002                                By: /S/ Steven Gershick
                                                --------------------------------
                                             Steven Gershick
                                             Acting Chief Financial Officer