Form 10QSB
period 2002-06-30
CASE FINANCIAL INC
filed 2002-08-19
CIK 1096841

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         ____________

                          COMMISSION FILE NO.: 0-27757

                              CASE FINANCIAL, INC.
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                           33-0529299
   (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                           Identification No.)

                       15060 Ventura Boulevard, Suite 240
                         Sherman Oaks, California 91403
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (818) 728-9444

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.............................................................Yes [X]  No [ ]

Number of shares of Common Stock, outstanding as of June 30, 2002.....13,736,108

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.................................................1
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................8

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS ...................................................12
Item 2.  CHANGES IN SECURITIES................................................12
Item 3.  DEFAULTS UPON SENIOR SECURITIES......................................12
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................12
Item 5.  OTHER INFORMATION....................................................12
Item 13. EXHIBITS, REPORTS ON FORM 8-K........................................12
SIGNATURES....................................................................14

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                  CASE FINANCIAL, INC. & SUBSIDIARY
                                 CONDENSED CONSOLIDATED BALANCE SHEET
                                 DECEMBER 31, 2001 AND JUNE 30, 2002
                                             (SEE NOTE 1)

                                                                         December 31,     June 30,
                                                                             2001           2002
                                                                         ------------   ------------
                                                                                         (unaudited)
                                ASSETS
      Cash                                                               $   368,435    $   500,161
      Investment in contracts (net of reserve for contract losses of
        $470,532 at December 31, 2001 and $221,329 at June 30, 2002)       1,882,129        885,314
      Prepayments and other assets                                            57,964        255,332
      Equipment, at cost, net of accumulated depreciation                     43,352         26,021
      Notes receivable from affiliate                                             --        834,481
                                                                         ------------   ------------
          TOTAL ASSETS                                                   $ 2,351,880    $ 2,501,309
                                                                         ============   ============

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

      Accounts payable and accrued expenses                              $   343,887    $   247,114
      Loans payable - related parties                                      3,450,000        700,000
      Loans payable                                                          939,601             --
                                                                         ------------   ------------
          TOTAL LIABILITIES                                                4,733,488        947,114
                                                                         ------------   ------------

          MEMBERS' EQUITY                                                    528,829             --

      STOCKHOLDERS EQUITY (DEFICIENCY)
          Common stock, par value of $0.001 per share, (no par value at December 31, 2001);
          25,000,000 shares authorized at December 31, 2001,
            100,000,000 authorized at June 30, 2002, 3,487,500 shares
            issued and outstanding at December 31, 2001 and 15,561,108 shares issued (and to be issued) and outstanding at June
            30, 2002                                                       1,400,100         15,561
          Paid in capital                                                    138,957      7,509,154
          Accumulated deficit                                             (4,449,494)    (5,970,520)
                                                                         ------------   ------------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                         (2,910,437)     1,554,195
                                                                         ------------   ------------
          TOTAL LIABILITIES AND
               STOCKHOLDER'S EQUITY (DEFICIENCY)                         $ 2,351,880    $ 2,501,309
                                                                         ============   ============

                See accompanying notes to condensed consolidated financial statements

                                                  1


                                          CASE FINANCIAL, INC. & SUBSIDIARY
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002
                                                    (SEE NOTE 1)

                                                            Three Months Ended             Six Months Ended
                                                      June 30, 2001   June 30, 2002   June 30, 2001   June 30, 2002
                                                      -------------   -------------   -------------   -------------
                                                       (unaudited)     (unaudited)     (unaudited)     (unaudited)
REVENUE
   Contract fees                                      $    150,276    $    197,297    $    321,893    $    356,939
   Service fees, related parties                                --          24,962              --          24,962
                                                      -------------   -------------   -------------   -------------
         TOTAL REVENUE                                     150,276         222,259         321,893         381,901
                                                      -------------   -------------   -------------   -------------

OPERATING EXPENSES
   Provision for losses on investments in contracts         86,701          97,069         195,506         167,326
   General and administrative                              376,778         291,161         639,743         433,302
   Sales and marketing                                     126,238         174,464         233,535         246,596
   Merger compensation costs                                    --         607,500              --         607,500
                                                      -------------   -------------   -------------   -------------
      TOTAL OPERATING EXPENSES                             589,717       1,170,194       1,068,784       1,454,724
                                                      -------------   -------------   -------------   -------------
   LOSS FROM OPERATIONS                                   (439,441)       (947,935)       (746,892)     (1,072,823)

   OTHER INCOME (EXPENSE)
   Interest income                                           2,460          13,985           2,475          13,985
   Interest expense                                       (186,454)       (112,107)       (324,429)       (291,017)
                                                      -------------   -------------   -------------   -------------
      TOTAL OTHER INCOME (EXPENSE)                        (183,993)        (98,122)       (321,954)       (277,032)
                                                      -------------   -------------   -------------   -------------

   NET LOSS                                           $   (623,434)   $ (1,046,057)   $ (1,068,845)   $ (1,349,855)
                                                      =============   =============   =============   =============

   Net loss per common share -
   basic and diluted

   Net loss                                           $      (0.07)   $      (0.09)   $      (0.12)   $      (0.13)
   Weighted average number of common shares              8,735,408      11,510,693       8,735,408      10,130,717

                        See accompanying notes to condensed consolidated financial statements

                                                         2


                                       CASE FINANCIAL, INC. & SUBSIDIARY
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002

                                                                                       Six Months Ended
                                                                                  ---------------------------
                                                                                          (unaudited)
                                                                                 June 30, 2001   June 30, 2002
                                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $(1,068,845)   $(1,349,855)
Adjustments to reconcile net loss to net cash used in
 operating activities:
      Depreciation and amortization                                                    13,400         17,417
      Provision for losses on investments in contracts                                184,756        167,326
      Issuance of common stock and options for compensation                                --        627,797
      Changes in operating assets and liabilities, net of effects of reverse acquisition:
          (Increase) decrease in prepayments and other assets                          10,192       (100,244)
          Increase (decrease) in accounts payable and accrued expenses                (34,907)       297,821
                                                                                  ------------   ------------
          Net cash used in operating activities                                      (895,404)      (339,738)
                                                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in contracts  -- advances                                          (1,169,065)    (1,379,496)
     Investment in contracts  -- collections                                          382,533        698,570
     Principal repayments on notes receivable from affiliate                               --            519
     Purchase of equipment                                                             (5,233)        (6,146)
                                                                                  ------------   ------------
          Net cash used in investing activities                                      (791,765)      (686,553)
                                                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of costs                                340,000             --
  Capital lease principal payments                                                     (2,747)        (2,101)
  Proceeds from borrowings                                                          1,925,000             --
  Repayments of borrowings                                                                 --        (34,799)
  Net cash received in acquisition                                                         --      1,355,932
  Net cash retained by affiliates in acquisition                                            --       (84,079)
  Merger costs                                                                             --        (76,935)
                                                                                  ------------   ------------
        Net cash provided by financing activities                                   2,262,253      1,158,018
                                                                                  ------------   ------------
NET INCREASE IN CASH                                                                  575,084        131,726

CASH - BEGINNING OF PERIOD                                                            151,272        368,435
                                                                                  ------------   ------------

CASH - END OF PERIOD                                                              $   726,357    $   500,161
                                                                                  ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for
     Interest                                                                     $   187,114    $   154,500
     Income Taxes                                                                 $     1,600    $        --

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Reverse Acquisition
   Other assets, net of cash of $1,355,932                                        $    26,867
   Property and equipment                                                         $    31,183
   Accounts payable and accrued expenses                                          $  (141,785)
                                                                                  ------------

        Excess of liabilities over other assets acquired in reverse acquisition   $   (83,734)

Promissory notes and accrued interest in exchange for 1,750,700 shares
of common stock                                                                   $   875,350

Members' equity of Case Financial, LLC exchanged for $700,000
promissory notes and 150,000 shares of common stock                               $   700,000

                     See accompanying notes to condensed consolidated financial statements

                                                      3

                       CASE FINANCIAL INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           For the three and six months ended June 30, 2002 and 2001

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of activities:

    Case Financial, Inc. was incorporated in the State of California in 1998 and acceded to the operations of Asia Web Holdings, Inc. ("Asia Web"), a publicly traded company by way of a reverse acquisition completed on May 24, 2002. Case Financial Inc. and Subsidiary ("Case" or the "Company") provide litigation funding services to attorneys and plaintiffs involved in personal injury and other lawsuits. The Company performs an internal underwriting as to the merits of each case, the likelihood of success, and the estimated settlement value. The Company's investment decisions and the pricing of its fees are based on this risk analysis and its estimate of settlement timing. The investments are made in the form of non-recourse cash advances where the investment and fees are collateralized by the proceeds of each legal settlement and are repaid when a case is settled or favorably adjudicated in court. Operations are conducted from leased premises in Sherman Oaks.

Basis of Presentation:

    Through May 24 2002, the combined financial statements include the accounts of Case Financial, Inc., its wholly owned subsidiary, Case Financial Funding, Inc. and Case Financial, LLC, a company related through common ownership ("Old Case"). Prior to the merger, Case Financial, Inc. is referred to as "Old CFI". The accompanying financial statements also include the accounts of Case Financial Inc. and its subsidiary Case Financial, LLC subsequent to the merger (May 24, 2002) through June 30, 2002. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

    As a result of the transaction Asia Web changed its name to Case Financial, Inc. and continued the business of the Company. Asia Web has not had any significant operations since its fiscal year ended August 31, 2001. The Company also changed its year end from December 31 to September 30.

    The condensed financial statements of Case Financial, Inc. included in this Form 10-QSB are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except that for the three month period ended June 30, 2002, non-recurring compensation costs of $607,500 relating to the merger were incurred), considered necessary for a fair presentation of the financial position and operating results for the three and six month periods ended June 30, 2002 and 2001 have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending in 2002. For further information, refer to the combined financial statements and footnotes thereto included in the Company's current report on Form 8-K/A dated July 23, 2002.

                      CASE FINANCIAL INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           For the three and six months ended June 30, 2002 and 2001

Revenue Recognition:

    Fee income is recognized when a case is settled or favorably adjudicated. Selling commissions are incurred when the contract investments are funded. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed or settled for an amount less than the Company's investment. The Company has established an allowance for investments in contracts that may become uncollectible. The allowance for contract investment losses is maintained at a level, which in management's judgment, is adequate to absorb losses in the contract investment portfolio. The amount of the allowance is based on trends in historical loss experience, and exceeds the amount experienced on resolved cases.

NOTE 2:   REVERSE ACQUISITON

    On March 12, 2002, Old CFI entered into an Asset Purchase Agreement ("Agreement") whereby Old CFI agreed to sell certain assets, including its business operations, to Asia Web for 3,100,000 shares of Asia Web's common stock, including an investment banking fee of 480,000 shares valued at $216,000. In addition, Asia Web agreed to purchase up to $2,500,000 of promissory notes owned by note holders of Old CFI in exchange for 5,000,000 shares of Asia Web common stock valued at $0.50 per share for the 60 days following closing of the transaction. As of the closing date, Asia Web repaid certain note holders, $835,000 plus $40,350 of accrued interest with consideration of 1,750,700 shares of Asia Web common stock. In addition, Asia Web purchased 100% of the members' interest in Case Financial Funding, LLC for 150,000 common shares and $700,000 in 8% subordinated promissory notes with interest payable monthly, $600,000 maturing in 2 years, and $100,000 maturing in 3 years from the closing date. The transaction was completed on May 24, 2002 at which time the Company acquired approximately $1,400,000 from Asia Web. At the closing, shareholders and note holders of Old Case owned approximately 44% of the then outstanding common stock of the post transaction entity.

NOTE 3:   INVESTMENT IN CONTRACTS

    Amounts advanced relating to the Company's investment in contracts range from 3.5% to 15% of the plaintiff's claim.

    At June 30, 2002, the Company's investment in contracts, net of the reserve for contract losses was $885,314. Based on the Company's experience, claims take an average of fifteen months to resolve. Management reviews each case prior to making an advance, and believes that the balance will be collected.

                      CASE FINANCIAL INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           For the three and six months ended June 30, 2002 and 2001

    The Company records fee income upon receipt of cash after the case is settled or adjudicated. At June 30, 2002, the Company estimates that unrecorded fee income on all outstanding investments in contracts approximates $1,200,000. This estimate is based on historical performance and includes a provision for settlements at amounts less than contracted fees.

NOTE 4:   STOCKHOLDER'S EQUITY (DEFICIENCY)

    Common Stock:

    Upon the closing of the reverse acquisition on May 24, 2002, the Company issued the following common shares:

           Old CFI, Inc. (formerly Case Financial, Inc.)              3,100,000
           Note holders of Old CFI, Inc.                              1,750,700
           Members of Case Financial, LLC                               150,000
           Board approval to issue common shares to
             management, certain directors and consultants
             of the Company (See Note 5: Merger Compensation
             Costs)                                                   1,825,000
                                                                   ------------
           Issuances of common shares during the period               6,825,700

           Shares outstanding preceding issuance                      8,735,408
                                                                   ------------
           Common shares outstanding at June 30, 2002                15,561,108
                                                                   ============

    Of the 1,825,000 shares approved for issuance to management, certain directors and consultants of the Company, 1,350,000 vest immediately, and 475,000 vest over three years.

    Stock Options and Warrants:

    In connection with the reverse acquisition, the Board of Directors of the Company approved the grant on May 24, 2002 of options to purchase 1,250,000 common shares at an exercise price of $0.45 per share, the fair market value, to certain members of management and directors. The fair market value of these options was $100,000. The options vest over a period of three years from the date of grant.

                      CASE FINANCIAL INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           For the three and six months ended June 30, 2002 and 2001

NOTE 5:   MERGER COMPENSATION COSTS

    During the three months ended June 30, 2002, the Company incurred stock based merger compensation costs of $607,500 in connection with the reverse acquisition resulting from approval by the Company's Board of Directors to grant 1,825,000 common shares to new management and directors, 1,350,000 of which vest immediately, and 475,000 which vest over three years.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

FORWARD LOOKING STATEMENTS

         The following "Management's Discussion and Analysis or Plan of Operation" includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this Form 10-QSB are forward-looking and are made pursuant to the Act. In particular, any statements that we make in this Form 10-QSB regarding industry prospects or our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. The forward-looking statements contained herein are subject to a variety of risks and uncertainties, including those discussed below under the heading "Factors That May Affect Future Results" and elsewhere in this Quarterly Report on Form 10-QSB, that could cause actual results to differ materially from those anticipated by the Company's management. Our actual results may differ significantly from our expectations.

OVERVIEW

         Case Financial, Inc. was incorporated in the State of California in 1998 and acceded to the operations of Asia Web Holdings, Inc, a Delaware Corporation ("Asia Web") by way of a reverse acquisition completed on May 24, 2002. Because Asia Web changed its name to "Case Financial, Inc." following the reverse acquisition, Case Financial, Inc. prior to the merger is referred to as "Old CFI". Old CFI, Case Financial Funding, Inc., and Case Financial, LLC prior to the merger are referred to as "Old Case". Case Financial, Inc. and Case Financial, LLC (which following the reverse acquisition is a wholly owned subsidiary of Case Financial, Inc.) are referred to as "Case" or the "Company". Case and Old Case provide litigation funding services to attorneys and plaintiffs involved in personal injury and other lawsuits. The Company performs an internal underwriting as to the merits of each case, the likelihood of success, and the estimated settlement value. The Company's investment decision and the pricing of its fees are based on this risk analysis and its estimate of settlement timing. The investments are made in the form of non-recourse cash advances where the investment and fees are collateralized by the proceeds of each legal settlement and are repaid when a case is settled or favorably adjudicated in court. Operations are conducted from leased premises in Sherman Oaks.

         Through May 24 2002, the combined financial statements include the accounts of Old Case. The accompanying financial statements also include the accounts of Case subsequent to the merger (May 24, 2002) through June 30, 2002. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

         As a result of the transaction, Case Financial, LLC became a wholly owned subsidiary of the Company, and the Company continued the business of the Old Case. The Company also changed its year end from December 31 to September 30.

         Reverse Acquisition
         -------------------

         On March 12, 2002, Old CFI entered into an Asset Purchase Agreement ("Agreement") whereby Old CFI agreed to sell certain assets, including its business operations, to Asia Web Holdings, Inc. ("Asia Web"), a publicly traded company, for 3,100,000 shares of Asia Web's common stock, including an investment banking fee of 480,000 shares valued at $216,000. In addition, Asia Web agreed to purchase up to $2,500,000 of promissory notes owned by note holders of Old CFI in exchange for 5,000,000 shares of Asia Web common stock valued at $0.50 per share for the 60 days following closing of the transaction. As of the closing date, Asia Web repaid certain note holders, $835,000 plus $40,350 of accrued interest in exchange for 1,750,700 shares of Asia Web common stock. In addition, Asia Web purchased 100% of the members' interest in Case Financial Funding, LLC for 150,000 common shares and $700,000 in 8% subordinated promissory notes with interest payable monthly, $600,00 maturing in 2 years, and $100,000 maturing in 3 years from the closing date. The transaction was completed on May 24, 2002 and is being accounted for as a reverse acquisition. At the closing, shareholders and note holders of Old Case owned approximately 44% of the then outstanding common stock of the post transaction entity.

RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended June 30, 2002
---------------------------------------------------------------------------
Compared with Three and Six Months Ended June 30, 2001:
----------------------------------------------------------

         Revenues:
         ---------

         Revenues consist primarily of fees earned on investments in contracts, which are recognized upon receipt when the case is settled or favorably adjudicated. Consequently, contract fee revenue is a function of the size and maturity of the investment portfolio. In addition, subsequent to the reverse acquisition, the Company manages the investments in contracts portfolios of affiliates and earns a 15% service fee based upon the gross amount collected on behalf of such affiliates when the underlying case is settled or favorably adjudicated, and the payment has been received.

         Total Revenue

         Total revenues consisting of contract fees and service fees of $222,259 in the three months ended June 30, 2002 compared with total revenues of $150,276 for the three months ended June 30, 2001.

         Total revenues consisting of contract fees and service fees were $381,901 in the six months ended June 30, 2002 compared with $321,893 for the six months ended June 30, 2001.

         Contract Fees

         Contract fee revenues were $197,297 in the three months ended June 30, 2002 compared with $150,276 for the three months ended June 30, 2001. Accordingly, contract fees increased by $47,027 for the three months ended June 30, 2002 as compared with the three months ended June 30, 2001

         Contract fee revenues were $356,939 in the six months ended June 30, 2002 compared with $321,893 for the six months ended June 30, 2001. Accordingly, contract fees increased by $35,046 for the six months ended June 30, 2002 as compared with the six months ended June 30, 2001

         The increase in contract fee revenue for the three and six months ended June 30 is attributable to an increasing number of case resolutions resulting from maturity of the portfolio, and the Company's recent focus on shorter term investments. As a result of the reverse acquisition, affiliates retained $1,888,644 of principal amount of investments in contracts which will reduce contract fee income in the future while the Company continues to build its separate investments in contracts portfolio. At June 30, 2002, the Company estimates that unrecorded fee income on outstanding investments in contracts (i.e. open cases not yet resolved) approximates $1,200,000. This estimate is based on historical performance and includes a provision for losses and settlements at amounts less than contracted fees.

         Service Fees

         Service fee revenues were $24,962 in the three months and six months ended June 30, 2002. There was no comparable revenue for the three months and six months ended June 30, 2001.

         Service fees are a function of the value of the portfolios under management (consisting of the principal amount of investment in contracts plus accrued contract fee income, less a reserve for losses on investment in contracts), which at June 30, 2002 represents approximately $625,000 in future potential service fee income over the following 24 months as the cases are settled or adjudicated.

         Operating Costs and Expenses:
         -----------------------------

         Operating costs and expenses consist of provision for losses on investments in contracts, general and administrative expenses, sales & marketing expenses, and merger compensation costs.

         Provision for Losses on Investments in Contracts

         Fee income is recognized when a case is settled or favorably adjudicated. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed or settled for an amount less than the Company's investment. The Company has established an allowance for investments in contracts that may become uncollectible. The allowance for contract investment losses is maintained at a level, which in management's judgment, is adequate to absorb losses in the contract investment portfolio. The amount of the allowance is based on loss rate assumptions which exceed the amount actually experienced on resolved cases.

         The provision for losses on investments in contracts was $97,069 for the three months ended June 30, 2002 as compared with $86,701 for the three months ended June 30, 2001. Accordingly, the provision for losses on investments in contracts increased by $10,368 for the three months ended June 30, 2002 as compared with the three months ended June 30, 2001.

         The provision for losses on investments in contracts was $167,326 for the six months ended June 30, 2002 as compared with $195,506 for the six months ended June 30, 001. Accordingly, the provision for losses on investments in contracts decreased by $28,180 for the six months ended June 30, 2002 as compared with the six months ended June 30, 2001.

         The increase in provision for losses on investments in contracts is directly related to the increase or decrease in the investment in contracts and the amount of related write-offs. The decrease in provision for losses on investments in contracts for the six months ended June 30, 2002 compared with the six months ended June 30, 2001 results primarily from the retention by affiliates of $1,888,644 investments in contracts not acquired by the Company in the reverse acquisition.

         General and Administrative

         General and administrative costs and expenses were $291,161 for the three months ended June 30, 2002 as compared with $376,778 for the three months ended June 30, 2001. Accordingly, general, and administrative expenses decreased by $85,617 for the three months ended June 30, 2002 as compared with the three months ended June 30, 2001.

         General and administrative costs and expenses were $433,302 for the six months ended June 30, 2002 as compared with $639,743 for the six months ended June 30, 2001. Accordingly, general, and administrative expenses decreased by $206,441 for the six months ended June 30, 2002 as compared with the six months ended June 30, 2001.

         The reduction in general and administrative costs and expenses for the six months ended June 30, 2002 as compared with the six months ended June 30, 2001 is primarily attributable to a reduction in utilization of outside consultants and related expenses.

         Sales and Marketing

         Sales and marketing expenses were $174,464 for the three months ended June 30, 2002 as compared with $126,238 for the three months ended June 30, 2001. Accordingly, sales and marketing expenses increased by $48,226 for the three months ended June 30, 2002 as compared with the three months ended June 30, 2001.

         Sales and marketing expenses were $246,596 for the six months ended June 30, 2002 as compared with $233,535 for the six months ended June 30, 2001. Accordingly, sales and marketing expenses increased by $13,061 for the six months ended June 30, 2002 as compared with the six months ended June 30, 2001.

         The increase in sales and marketing expenses for the three and six month periods ended June 30, 2002 as compared with June 30, 2001 are primarily attributable to an increase in sales personnel and a change in the related compensation plan.

         Merger Compensation Costs

         During the three months ended June 30, 2002, the Company incurred stock based merger compensation costs in connection with the reverse acquisition. There were no comparable costs for the three and six months ended June 30, 2001. For the three and six months ended June 30, 2002, merger compensation costs aggregated $607,500.

         Other Income (Expense):
         -----------------------

         Interest Income

         Interest income was $13,985 for the three months ended June 30, 2002, as compared with $2,460 during the three months ended June 30, 2001. Accordingly, interest income increased $11,525 for the three months ended June 30, 2002 as compared with the three months ended June 30, 2001.

         Interest income was $13,985 for the six months ended June 30, 2002, as compared with $2,475 during the six months ended June 30, 2001. Accordingly, interest income increased $11,510 for the six months ended June 30, 2002 as compared with the six months ended June 30, 2001.

         In each 2001 period, interest income is derived from interest earned on bank deposits. Cash in banks increased during the period as a result of the reverse acquisition. For the three and six months ended June 300, 2002, interest income includes accrued interest from the notes receivable from affiliate acquired in the reverse acquisition.

         Interest Expense

         Interest expense was $112,107 for the three months ended June 30, 2002, as compared with $186,454 during the three months ended June 30, 2001. Accordingly, interest expense decreased $74,347 for the three months ended June 30, 2002 as compared with the three months ended June 30, 2001.

         Interest expense was $291,017 for the six months ended June 30, 2002, as compared with $324,429 during the six months ended June 30, 2002. Accordingly, interest expense decreased $33,412 for the six months ended June 30, 2002 as compared with the six months ended June 30, 2001.

         The decrease in interest expense for the three and six months ended June 30, 2001 compared with the three and six months ended June 30, 2001 result from the retention by affiliates of $4,352,700 of high interest rate debt, replaced with the issuance of $700,000, 8% promissory notes occurring in connection with the reverse acquisition.

         Liquidity and Capital Resources:
         -------------------------------

         The Company's balance sheet at June 30, 2002 reflects cash of $500,161. Cash increased by $131,726 during the six months ended June 30, 2002 as compared with an increase of $575,084 in the six months ended June 30, 2001. Net cash used in operating activities was $339,738 for the six months ended June 30, 2002 and $895,404 for the six months ended June 30, 2002.

         The Company completed the reverse acquisition on May 24, 2002 which provided approximately $1,400,000 in new capital. In connection with that transaction, the Company also reduced its debt by $3,652,700, from $4,352,700 at December 31, 2001 to $700,000 at June 30, 2002, and reduced related interest expense on an annual basis by $711,000 to $56,000 from $783,500.

         As a result, at June 30, 2002 the Company's total stockholders' equity of $1,554,195, represented an increase of $4,464,632 from the stockholders' deficiency of $2,910,437 as of December 31, 2001.

         The Company is actively pursuing a traditional institutional line of credit financing, and a private placement of debt or equity securities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Inability to Expand - Jurisdictional Limitations.
         -------------------------------------------------

         Not all states permit the Company's business. Some jurisdictions do not allow maintaining, supporting, promoting or assisting another person, with money or otherwise, to prosecute a lawsuit. The practice is referred to as "maintenance." Similarly, the bargain between a stranger and a party to a lawsuit by which the stranger pursues the party's claim in consideration of receiving part of any judgment proceeds may be a form of "maintenance" and may not be permitted in some jurisdictions. The Company's ability to grow and expand its business may be limited to specific jurisdictions. An inability to expand beyond such jurisdictions may negatively impact the Company's business, prospects and results of operations.

         Advances May Be Deemed Loans
         ----------------------------

         The Company does not loan money to plaintiffs and accordingly believes that it is not subject to various laws and regulations that constrain lending activities. However, there can be no assurance that a court in any jurisdiction in which the Company pursues its business would not examine the Company and come to the conclusion that the Company was in fact lending money to plaintiffs. Such a conclusion would make the Company subject to the laws and regulations which govern lending activities. For example, the rate of return on the Company's advances may exceed rates of returns permitted by law. There can be no assurance that courts in any or all of the jurisdictions in which the Company operates would not conclude that the Company is lending money to plaintiffs. Such a conclusion could make the Company's agreements with plaintiffs voidable, subject the Company to fines or other sanctions or otherwise negatively impact the Company's business, prospects or results of operations.

         Lack of Underwriting Experience and Information
         -----------------------------------------------

         The Company lacks precedents upon which it may base its operations. The Company lacks significant experience underwriting risks. While the Company believes that the time spent in the past four years refining its underwriting procedures allows it to evaluate the plaintiffs and cases to whom the Company advances money, there is no extensive history in underwriting upon which the Company or investors in the Company may rely. Although the Company makes comparisons to other claims and is compiling a database to assist its underwriting procedures, the Company does not have an extensive database upon which it can make its underwriting decisions. Underwriting decisions made on incomplete or inaccurately assessed information may lead to lower rates of claims recovery and have an adverse impact on the Company's business and results of the Company's operations.

         Lack of Operating Experience - Sales
         ------------------------------------

         The Company lacks a history of operations upon which it can rely in its sales efforts with regard to both the nature of the service it provides and its ability to provide that service. The Company's sales efforts must educate its consumer base with regard to both aspects of the Company's business. Unlike other financial services, the Company's services are not well known in the general population. There can be no assurance that the Company can educate potential consumers about the service the Company provides and about the ability of the Company to provide such a service in a manner which will be attractive to consumers. A failure to so educate consumers may hamper the Company's sales efforts and have an adverse impact on the Company's business, prospects and results of operations.

         Uncertainty of Litigation Outcomes
         ----------------------------------

         The Company's business is dependent on litigation outcomes and the judgments rendered in connection with such outcomes and settlements of claims. Settlements are in turn dependent upon perceived probabilities of litigation outcomes and the attending judgments. However, litigation entails greater or lesser degrees of uncertainty. Such uncertainties include uncertainty as to the assessment of the credibility of witnesses, the trier of fact's perception of counsel, the assessment of fault, the legal nature of the claim and the amount of damages. Although the Company seeks to weigh such uncertainties when it makes the underwriting decision, there can be no assurance that the outcome of any given litigated claim will be as predicted whether or not the probabilities were correctly assessed. The vagaries of litigation may result in judgments against the Company's interests, settlements for lower amounts than the Company predicted, or failures to reach settlements. Although the Company maintains reserves for contract losses which management believes are adequate, such outcomes would have a negative impact on the Company's business, prospects and results of operations.

         Tort Reform; Legislated Restrictions
         ------------------------------------

         In addition to the uncertainties inherent in litigation, tort reform may negatively impact the Company's business. The legislatures in any of the jurisdictions where the Company operates may pass legislation which restricts the ability to sue. Such restrictions may be in the form of altering or eliminating claims which may be heard in court or changing statutes of limitation or the periods of time plaintiffs have to make a claim. These or other restrictions on the right to sue may limit to the market for the Company's services and negatively impact the Company's business, prospects and results of operations. Legislatures could also limit the amounts that could be recovered for specific claims. Such limitations, if enacted, could negatively impact the Company's business, prospects and results of operations.

         Need for Information May Conflict With Privilege
         ------------------------------------------------

         The Company's need for information about a case may result in an adverse outcome of the case. The communications between a client and the client's attorney are privileged. However, the Company requires information to assess the case. While in the course of obtaining the information it requires, the Company strives to keep such communications privileged and confidential, a court may determine that communications to the Company are not privileged. If the privileged information is given to the Company it may be discovered by the defendant and used against the client. Either situation, the inability to obtain privileged information the Company needs to assess the case, or making privileged information discoverable to the defendants, increases the likelihood of outcomes which would be adverse to the Company's business, prospects and results of operations.

         Collection Cycle
         ----------------

         The Company must wait for a period of time to collect money from judgment recoveries after the Company advances money. Based on the Company's experience claims take an average of 15 months to resolve. The Company has been making efforts to reduce that time and believes that it has been successful in such efforts. However, once the Company advances the money, the collection cycle is out of the Company's control. Accordingly, the Company must use other funds to pay for its overhead expenses. Should recoveries take longer than the Company has planned, the Company may have to seek interim financing to meet its expenses. There can be no assurance that in such an event the Company could find such financing or that, if it could, the financing would be available on terms satisfactory to the Company.

         Inability to Collect
         --------------------

         The Company may not be able to collect upon the judgment recovery when and if it is paid to the plaintiff, or, if able, may not be able to collect without bringing a legal action against the former plaintiff. Either event, the failure to collect or the necessity of legal action to collect can have an adverse impact on the Company's business, prospects and results of operations.

         Realization of Notes Receivable From Affiliate
         ----------------------------------------------

         The notes receivable from an affiliate, and the accrued interest on such notes, are a significant element of the stockholders' equity on the Company's balance sheet as of June 30, 2002. The ability of the affiliate to pay these notes and interest is dependent, in part, on the collection of the principal and contract fee income from the investments in contracts which were retained and the amount realizable on the stock of the Company which was received by the affiliate in the reverse acquisition. Accordingly, any adverse change in either the ability to collect on such investments in contracts or the value of the Company's stock will likely have a negative impact the on the Company's business, prospects and results of operation.

         Limited Market for the Company's Securities
         -------------------------------------------

         There is a limited public market for the Company's securities. Accordingly, an investor may be unable to liquidate all or part of an investment in the Company's securities. Any investor in the Company's securities should be able to withstand a partial or total loss of his, her or its investment because of the relative illiquid nature of such securities.

         Lack of Barriers to Competition
         -------------------------------

         Other than an expertise in assessing underwriting risks and the Company's database, the Company's business is not dependent upon proprietary information. Accordingly there are no substantial barriers to potential competitors. The Company may not be able to compete successfully against current or future competitors. In addition, competition may drive down the return on the Company's advances. Given the risks inherent in the Company's business, a reduction in the rate of the Company's return may impact the viability of the Company's business model. There is no assurance that the Company may be able to compete successfully against others who offer similar services or that such competition may not reduce the rate of return the Company receives for its advances.

         Limited Operating History
         -------------------------

         The Company has a limited operating history. The Company was formed in 1998. The Company is subject to the risks and uncertainties usually encountered by early-stage companies. These risks include risks that the Company cannot attract, train or integrate into the business organization qualified personnel, risks that fluctuations in operating results will be significant as the Company develops and tests business practices, and risks that the Company will fail to properly manage growth and expansion, if and when it occurs.

         Dependence on Key Personnel
         ---------------------------

         Future performance depends on the service of key personnel, and the ability to attract, train, and retain additional technical, marketing, customer support, and management personnel. The loss of one or more key employees could negatively impact the Company and there can be no assurance that the Company will retain key employees, or attract and retain other needed personnel.

         Future Capital Requirements
         ---------------------------

         The Company has historically used rather than provided cash from its operations. Accordingly, the Company may be required to obtain either debt or equity funding. The Company is actively pursing traditional institutional line of credit financing, and a private placement of debt and equity securities. There can be no assurance that such financing will be available, if at all, in amounts or on terms acceptable to the Company. The Company's ability to obtain funds and the cost of such funds is dependent on its credit ratings, access to the various capital markets, financial condition, general economic conditions and business prospects. A deterioration in these factors could have a material adverse impact on the Company's ability to obtain financing on attractive terms and therefore could have an adverse impact on its results of operations and financial condition.

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         3.1 Articles of Amendment to the Articles of Incorporation of Asia Web Holdings, Inc.

         99.1 Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 -

REPORTS ON FORM 8-K

         On July 8, 2002 the Registrant filed a Current Report on Form 8K. Two items were reported. Pursuant to Item 4, the Registrant reported that on June 28, 2002 Registrant changed its independent auditors. Gumbiner, Savett, Fink, Fogelson & Rose, Inc. replaced Israeloff, Trattner & Co. P.C. Pursuant to Item 8, Registrant reported a change in Registrant's fiscal year end from August 31 to September 30.

         On July 23, 2002, the Registrant amended the Current Report on Form 8K filed March 29, 2002 to provide the financial statements required under
         Item 7 in connection with the acquisition of substantially all of the assets of Case Financial, Inc., a California corporation ("Old Case"). In addition, pursuant to Item 5, Registrant reported the closing of the acquisition of the assets of Old Case on May 24, 2002.

         In connection with Item 7, Registrant filed the following financial statements:

         (a) Audited financial statements for Case Financial, Inc. and Affiliates including (i) combined balance sheets for Case Financial, Inc. and Affiliates as of December 31, 2000 and 2001, and March 31, 2002 (unaudited); (ii) combined statements of operations for the years ended December 31, 2000 and 2001 and the three months ended March 31, 2001 and 2002 (unaudited); (iii) combined statements of stockholders' deficiency for the years ended December 31, 2000 and 2001 and the three months ended March 31, 2002 (unaudited) and (iv) combined statement of cash flows for the years ended December 31, 2000 and 2001 and the three months ended March 31, 2001 and 2002 (unaudited).

         (b) Pro Forma Combined Financial Statements (unaudited), giving effect to the acquisition of the assets and business of Case Financial, Inc. and Affiliates by the Registrant including (i) pro forma balance sheet as of March 31, 2002; and (ii) pro forma statement of operations for the three months ended March 31, 2002.

         (c) Audited financial statements for Case Financial, LLC from May 3, 2000 (Date of Inception) to December 31, 2000 including (i) as of December 31, 2000; (ii) statement of operations and members' equity from May 3, 2000 (date of inception) to December 31, 2000; and (iii) statement of cash flows from May 3, 2000 (date of inception) to December 31, 2000.

         (d) Audited financial statements for Case Financial, Inc. including (i) balances sheets as of December 31, 1998, 1999 and 2000; (ii) statements of operations for the years ended December 31, 2000 and 1999 and the initial period November 19, 1998 to December 31, 1998; (iii) statements of changes in stockholders' equity (deficit) for the years ended December 31, 2000 and 1999 and the initial period November 19, 1998 to December 31, 1998; and (iv) statements of cash flows for the years ended December 31, 2000 and 1999 and the initial period November 19, 1998 to December 31, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASE FINANCIAL, INC.

By:   /s/ Eric A. Alden
      ------------------------------------
      Eric A. Alden
      Chief Executive Officer
      (Principal Executive Officer)

Date:  August 19, 2002

By:   /s/ Steven Gershick
      ------------------------------------
      Steven Gershick
      Acting Chief Financial Officer
      (Principal Accounting Officer)

Date:  August 19, 2002

                                INDEX TO EXHIBITS

Exhibit 3.1 Articles of Amendment to the Articles of Incorporation of Asia Web Holdings, Inc.

Exhibit 99.1 Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002