Form 10KSB
period 2002-09-30
CASE FINANCIAL INC
filed 2002-12-30
CIK 1096841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the annual period ended September 30, 2002

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


       15060 Ventura Boulevard, Suite 240, Sherman Oaks, California 91403
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 728-9440
                                 --------------
              (Registrant's telephone number, including area code)


         -------------------------------------------------------------
         (Former name and former address if changed since last report)

         Securities registered under Section 12(g) of the Exchange Act:

                          common stock, $.001 par value
                          -----------------------------
                                (Title of class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


         State issuer's revenues for its most recent fiscal year. $483,366


         The aggregate market value of common stock held by non-affiliates was approximately $3,575,988 based on the December 15, 2002 closing price of such common stock.


         As of December 15, 2002 there were 15,561,108 shares of common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS


PART I

Item 1.       Description of Business..........................................1

Item 2.       Description of Property..........................................6

Item 3.       Legal Proceedings................................................6

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters.........6

Item 6.       Management's Discussion and Analysis or Plan of Operation........8

Item 7.       Financial Statements............................................17

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............36

Item 10.      Executive Compensation..........................................38

Item 11.      Security Ownership of Certain Beneficial Owners and Management..41

Item 12.      Certain Relationships and Related Transactions..................42

Item 13.      Exhibits and Reports on Form 8-K................................44

Item 14.      Controls and Procedures.........................................44

Signatures    ................................................................45

Certification for CEO    .....................................................46

Certification for CFO    .....................................................47

Exhibit Index     ............................................................48

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL
-------

         Asia Web Holdings, Inc. ("Asia Web") was originally incorporated on August 26, 1983 in British Columbia, Canada. In September 1993, Asia Web was domesticated under Section 388 of the Delaware General Corporation Law. Since its incorporation, Asia Web has been in several different businesses. On March 12, 2002, Asia Web entered into a definitive Asset Purchase Agreement (the "Agreement") with Case Financial, Inc., a private California corporation, wherein Asia Web purchased certain assets and the entire business operations of Case Financial, Inc. and its wholly owned subsidiary Case Financial Funding, Inc. (hereinafter referred to as "Old CFI"), and Case Financial, LLC (a California Limited Liability Company related through common ownership, and hereinafter referred to as "LLC") (together hereinafter referred to as "Old Case"), for up to 9,475,000 shares of Asia Web common stock, 5,000,000 of which were reserved for issuance to note holders of Old Case at $0.50 per share for the 60 days following closing. Asia Web secured over 51 percent approval from 19 of its shareholders. In addition, commencing March 15, 2002, Asia Web began managing the liquidation of the existing portfolios of Old Case pursuant to a Service Agreement entered into in connection with the asset purchase transaction, for a management fee equal to 15 percent of the gross amounts collected by Asia Web on behalf of Old CFI. Also, on March 15, 2002, Mr. Michael Schaffer resigned as an officer and director of Asia Web, and Mr. Eric Alden, the President of Old CFI, was appointed the new Chief Executive Officer and a director of Asia Web. As of March 15, 2002, Asia Web assumed all future operations of the Old Case business, including the hiring of Old CFI's 13 employees.

         The asset purchase transaction closed on May 24, 2002, at which time Asia Web issued 3,100,000 shares of its common stock to Old CFI, including an investment banking fee of 480,000 shares valued at $216,000, and exchanged 1,750,700 shares of common stock for notes receivable from Old CFI in the face amount of $835,000 plus accrued interest of $40,350. These notes are unsecured, due on demand, bear interest at 12% - 18% per annum, and are subordinate to $2,536,000 in secured indebtedness of Old CFI. Asia Web also purchased 100% of the members' interest in LLC for 150,000 common shares valued at $67,500 and $700,000 in 8% subordinated promissory notes. At that date, the principal amount of investments in contracts outstanding held by LLC and acquired by Asia Web was $471,460, net of a reserve for contract losses of $117,865. The transaction has been accounted for as a reverse acquisition.

         Lastly, the former directors of Asia Web resigned in favor of new directors, and 1,825,000 common shares were approved for issuance to new management, certain new directors and consultants.

         At the closing, management, shareholders and note holders of Old Case held or had the right to receive an aggregate of 6,825,700 common shares representing approximately 44% of the then outstanding common stock of Asia Web.

         In May, Asia Web changed its name to Case Financial, Inc. (hereinafter referred to as the "Company" or "Case") and changed its fiscal year end to September 30. The Company is carrying on the historical business of Old Case.

OVERVIEW
--------

         The Company provides litigation funding services to attorneys and plaintiffs involved in personal injury and other lawsuits. The Company performs an internal underwriting analysis as to the merits of each case, the likelihood of success, and the estimated settlement value. The Company's investment decision and the pricing of its fees are based on this risk analysis and its estimate of settlement timing. The investments are made in the form of non-recourse cash advances where the investment and fees are collateralized by the proceeds of each legal settlement and are repaid when a case is settled or favorably adjudicated in court. Each cash advance made by the Company is secured by a lien on the case filed with the attorney of record on the claim.

         Currently, the majority of the Company's advances are to attorneys. Attorneys use these advances to fund expert witness fees, accident reconstructions costs, filing fees, and other litigation costs in personal injury cases. These expenditures are necessary to maximize settlement or trial values. When to plaintiffs, these advances help to supplement on-going personal needs during the period of litigation. The Company's advances help level the playing field in the legal process against the insurance carriers by providing attorneys with the working capital to fund the cost of litigation and by providing plaintiffs with supplemental funds so that they can resist having to prematurely settle potentially valuable claims at a substantial discount.

         The Company provides these advances on a non-recourse basis, irrespective of the credit worthiness of the attorney or plaintiff, and is only repaid if the case is settled or favorably adjudicated in Court. In addition to the return of its principal, the Company receives a fee based principally on the risk analysis and length of time the advance is outstanding.

         Unlike attorneys who bill hourly for their legal services, plaintiff attorneys in personal injury ("PI") litigation work on a contingency basis and routinely fund the cost of litigation themselves. Expert witnesses are essential in the process of litigating a personal injury case, and can cost several thousand dollars per expert per case. Accordingly, a plaintiff attorney's ability to maximize the value of a case is based in part on their ability to fund the case. In addition, plaintiff attorneys are often obligated to provide funds to their clients for living and other expenses while awaiting settlement. In order to satisfy their clients' needs they may be forced to settle a client's claim at a lesser amount; advance their own funds to clients without the lawful ability to charge interest, or risk losing clients to other attorneys who will advance funds.

         Case has sought to position itself as a value-added working partner for plaintiff attorneys, and is filling an identified market need by providing non-recourse funds for litigation expenses on personal injury related cases. The Company's products and services benefit plaintiff attorneys by providing access to working capital in addition to, or as a replacement for full-recourse bank lines of credit needed to fund ever increasing litigation expenses, thereby enabling the attorney to better prepare each claim for maximum settlement value in which they participate in under their contingency fee arrangement. Plaintiffs benefit by having access to capital for interim personal needs, rather than being forced to settle prematurely for lack of resources. The Company's capital does not defray any attorney fees that may arise in a successful litigation, as the lawyer always remains fully at risk with respect to those contingent fees, and the Company's principal advance and fee income is returned before participation by the lawyer and plaintiff in the award or settlement.

         Since the inception of Old CFI in December 1998 through September 30, 2002, the Company has funded more than 1,200 advances representing an aggregate of $6.4 million in principal amount of investments in contracts. As of that date, 711 of those advances had been resolved, with only a 10.2% principal loss on resolved cases. As it has gained more experience in the marketplace, Company management has focused on improving its risk analysis, investment timing and pricing models. Over time, the Company's underwriting policies have evolved to include a set of financial metrics and portfolio management techniques to help shorten the average investment period, maximize collection values and minimize the risk of loss. The result of those changes, the Company believes, will result in increased financial returns on its portfolio.

         In addition, the Company constantly expands its product offerings to capture new market opportunities as it seeks to increase market share, better leverage capital, and continually raise the bar for potential competition.

CALIFORNIA PERSONAL INJURY MARKET
---------------------------------

         The Company currently focuses its efforts on the Personal Injury market, and limits its operations to the State of California. The annual market opportunity for the Company for PI in California is estimated, by the Company, to be between $121 Million and $1.4 Billion based on the median and average settlement and award values reported in 2002 Court Statistics Report, Statewide Caseload Trends 1991-1992 through 2000-2001 (Judicial Council of California) and 2001 California Verdict Survey (Jury Verdict Research).

         According to the September/October 1999 issue of Business Law Today, approximately 80 million lawsuits are filed in the U.S. each year. During the decade 1989/90 to 1998/99, the Judicial Council of California reported that an average of 70,000 personal injury cases were filed annually in California Superior Courts ($50,000 minimum claim) and 1,800 personal injury cases went to jury trial. This is an indication that less than 3% of personal injury cases actually go to trial, the balance settled or resolved prior to trial. These numbers exclude municipal court cases, as well as insurance claims that are settled without the filing of a lawsuit.

SALES AND MARKETING
-------------------

         The Company primarily markets itself through affiliations with the three professional associations for PI lawyers in California; CAOC (Consumer Attorneys of California), CALA (Consumer Attorneys of Los Angeles) and SDBA (San Diego Bar Association). These three associations reach nearly all of the 6,000-7,000 PI attorneys practicing in the state. The Company's funding programs are currently endorsed by SDBA to their membership, and it is an active participant in all SDBA programs. The Company is also an active participant in CAOC, which is the largest of the professional associations and continuing education program provider. In cooperation with CAOC, the Company has developed a program in Litigation Funding Alternatives qualifying for continuing education credits. The program began in November 2002, and will be given in more than half a dozen cities offered throughout the State in 2003. The Company also exhibits in all three annual conventions of these professional associations. As a result of these and other activities, the Company's name is becoming better recognized and its non-recourse funding products are becoming more accepted within the personal injury legal community in California.

         The Company has a full time dedicated sales staff who are assigned geographic territories throughout the state and are responsible for developing and maintaining relationships with the PI attorneys and law firm customers. These District Managers report to the VP Sales and Marketing, and are compensated primarily on a base salary along with incentive payments provided for performance exceeding targets. An internal customer service staff provides sales and marketing support to the District Managers, VP Sales and Marketing, and the underwriting department.

         The sales team directly markets the Company's products to attorneys representing plaintiffs in personal injury cases only where clear liability is established. Presently, Case has established relationships with more than 430 plaintiff attorneys in the State which serves as a solid referral base for new and increasing repeat business.. The Company is exploring expanding its services into other types of litigation, and into other States during the coming fiscal year.

UNDERWRITING AND RISK MANAGEMENT
--------------------------------

         The Company has developed a proprietary underwriting and case evaluation process with supporting I.T. infrastructure that permits its underwriting personnel to systematically provide for an objective view of the claim through legal analysis, risk analysis, the nature of the parties involved, and the underwriter's prior experience as to valuation of similar claims. All factors relating to a claim are conservatively evaluated in order to determine an independent and realistic range of projected settlement value.

         Upon receipt of a case file, underwriting makes an internal underwriting decision about whether to make an advance on the claim to the plaintiff or to the law firm, and if so, in what amount. The maximum advance is only a small percentage (generally less than 10%) of the expected future settlement value of the claim.

         When the underwriting department receives a file for review for either an attorney advance or for a plaintiff advance, there are several factors that weigh in the determination of whether or not the claim will be approved. Those factors include, but are not limited to, issues of clear liability, case value assessments, time-to-resolution estimates, and consideration of the attorney's prior verdict and settlement record on like cases. The underwriter first evaluates liability or fault for the incident, to determine whether the claim is likely to be decided in the plaintiff's favor. To this end, all relevant documents about the claim are reviewed, including police or incident reports, medical records and doctor's reports, witness statements, any communications with the insurance company, court filings, depositions, and interrogatories.

         If liability is clear, the second phase of inquiry is determining the extent of damages, independent assessment of the value of the claim, and determination of available equity in the claim. Based on the underwriter's prior work experience, knowledge, and comparisons to similar claims, the underwriter will place an estimate of potential settlement value. Claim equity value is determined by subtracting all liens (including medical bills), attorneys fees, expert witness fees and other costs. Claim equity must be sufficient to enable to the Company to recover its advance and estimated fees, as well as provide an increased monetary recovery for the plaintiff.

         An important aspect of the case evaluation process is the estimate of the time-to-resolution. In large cases, the underwriter will look at the verdict and settlement record of the attorney handling the case by obtaining a performance report from publications such as Jury Verdicts Weekly. Other factors in the decision making process include the quality of the defense counsel, the posture of the defendant (e.g. some insurance carriers are more settlement-minded, others more litigious), and the court where the claim will potentially be heard if brought to trial.

         The final step includes an evaluation of the plaintiff's propensity of litigation, and nature of the relationships with prior counsel, if any.

         The underwriting department is currently capable of reviewing an average of 200 cases per month, or approximately 10 cases per day, which significantly exceeds the current volume of activity. As the volume of claims increase beyond this level, or if the Company enters other markets, the Company intends to hire additional underwriting staff from experienced plaintiff attorneys, insurance defense attorneys, and insurance adjustors. The Vice President of Underwriting would be responsible for supervising these individuals and reviewing their work.

TECHNOLOGY INFRASTRUCTURE
-------------------------

         The Company utilizes two primary in-house databases as well as several subscription databases. The internally maintained databases include a proprietary case management system for data collection, evaluation and tracking; and an off-the-shelf case/advance tracking system which includes customer resource management capability. The case management system collects data from initial contact through case resolution. From these databases, the Company can produce an extensive range of reports (e.g. attorney success rates, types and settlement values of injuries, settlement patterns, etc.). The Company utilizes these reports to refine case handling parameters and monitor the effectiveness of its underwriting standards. The advance/tracking database facilitates the monitoring and status updating of all open advances for purposes of collection.

SOURCES OF REVENUE, REVENUE RECOGNITION, AND RESERVE FOR CONTRACT LOSSES
------------------------------------------------------------------------

         Revenues consist primarily of fees earned on investments in contracts, which are recognized upon receipt when the case is settled or favorably adjudicated. Consequently, contract fee revenue is a function of the size and maturity of the investment portfolio. In addition, subsequent to the reverse acquisition, the Company manages the investments in contracts portfolios of Old CFI earning a 15% service fee based upon the gross amount collected on their behalf.

         An investment in a contract is deemed fully or partially uncollectible when the case is dismissed or settled for an amount less than the Company's investment. The Company has established an allowance for investments in contracts that may become uncollectible. The allowance for contract investment losses is maintained at a level, which in management's judgment, is adequate to absorb losses in the contract investment portfolio. The amount of the allowance is based on loss rate assumptions significantly greater than the actual principal loss ratio experienced by the Company on resolved cases.

WEBSITE AND TRADEMARKS
----------------------

         The Company has developed a web presence and has registered the domain name CASEFINANCIAL.COM, among others. The website currently provides on-line access to basic information about the Company and its products and services. The Company intends to expand its web capabilities to include a wider array of customer service capabilities in the near future.

         Additionally, the Company has a federal trademark registration pending for service mark "The Attorneys Advantage," among others.

EMPLOYEES
---------

         The company currently has 11 full time employees and 1 part-time employee. None of the employees are covered by a collective bargaining agreement.

RECENT DEVELOPMENTS
-------------------

         On December 12, 2002, the Company closed a $2 million investment with I.F. Propco Holdings, Ltd., an Ontario corporation ("IFPH"). In exchange for $2 million, the Company issued a 4 year promissory note to IFPH bearing interest at the rate of 12% per annum and warrants to purchase: (i) 2 million shares of common stock at an exercise price of $0.50, and (ii) 1 million shares of common stock at an exercise price of $0.80 per share. The shares underlying the warrants carry registration rights. The promissory note requires the Company to make monthly interest payments commencing April 2003 with the principal to be paid at maturity. The warrants expire 4 years from date of issuance. The Company has agreed to use its reasonable efforts to prepare and file with the Securities and Exchange Commission a registration statement within 90 days covering all of the shares of common stock underlying the warrants issued to IFPH.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company subleases approximately 3,565 square feet of offices located at 15060 Ventura Boulevard, Suite 240, Sherman Oaks, California, 91403. These facilities are leased at a monthly rental of $6,774, expiring on September 30, 2004. The Company believes that the Sherman Oaks, California, facility will be sufficient for its existing activities and near term growth. The facility is well maintained and in good condition.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and some of its former officers and directors filed a complaint in the Superior Court of the County of San Diego on January 16, 2002 against a law firm and several individuals. The law firm provided legal services to the Company prior to the merger. The complaint sought damages of up to $1 million for legal malpractice committed by the defendants. Current management intends to continue the lawsuit on behalf of the Company. The lawsuit is currently in the discovery phase.

         The Company is a "nominal" defendant in a shareholders' derivative action entitled Donner Management Company, a Nevada Corporation; Charles Greer, and individual; and Norman Schwartz, an individual; Plaintiffs v. Asia Web Holdings, Inc., a California corporation, Nominal Defendant; Michael Schaffer, and Does 1 through 20, inclusive, Defendants, Case No. GIC 784722; Superior Court of the State of California for the County of San Diego. The Plaintiffs, as shareholders of the Company, have sued the individual defendants alleging that they stole corporate assets and are seeking to have the individual Defendants return the assets to the Company. The Company is only a "nominal" defendant and no relief is being sought against the Company in this action.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Over the Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "CSEF." Prior to June 4, 2002, the Common Stock was traded on the OTC Bulletin Board under the symbol "AWHI." The following table sets forth the high and low trade prices of the Common Stock for the quarters indicated as quoted on the OTC Bulletin Board.

                                2001                    2002
                           HIGH       LOW          HIGH       LOW
                           ----       ---          ----       ---

      First Quarter        $0.37     $0.06         $0.20     $0.11
      Second Quarter       $0.28     $0.09         $0.89     $0.13
      Third Quarter        $0.40     $0.13         $0.75     $0.30
      Fourth Quarter       $0.20     $0.09         $0.78     $0.37

         As of December 15, 2002, there were approximately 130 holders of record of Company Common Stock.

         The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

         On December 12, 2002, the Company issued and sold one Unit to one institutional, accredited investor for a total of $2 million. The Unit consisted of a promissory note in the amount of $2 million bearing interest at the rate of 12% per annum and warrants to purchase: (i) 2 million shares of common stock at an exercise price of $0.50, and (ii) 1 million shares of common stock at an exercise price of $0.80 per share. The Company paid a finder's fee in the amount of 10%, or $200,000, payable in 3 annual installments as well as warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $0.50 per share. The finder's warrants expire 4 years from the date of grant. No forms of general solicitation or advertising were used in connection with the sale and issuance of the Unit. The issuance and sale of the Unit was exempt from the registration provisions of the Securities Act of 1933, as amended, (the "Act") pursuant to Section 4(2) thereof.

         On December 6, 2002, the Company issued and sold a $50,000 promissory note to one accredited investor. The investor paid $50,000 in exchange for 3 year promissory notes bearing interest at the rate of 9.85% per annum and 3 year warrants to purchase 25,000 shares of common stock of the Company at an exercise price of $0.60 per share. The Company did not pay any placement agent fees or commissions in connection with the sale of the promissory note. No forms of general solicitation or advertising were used in connection with the sale and issuance of the promissory note. The issuance and sale of the note was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.

         From September 20, 2002 to December 5, 2002, the Company issued and sold a total of $150,000 of promissory notes to one accredited investor. The investor paid $150,000 in cash in exchange for 3 year promissory notes bearing interest at the rate of 9.85% per annum and 3 year warrants to purchase 75,000 shares of common stock of the Company at an exercise price of $0.60 per share. The Company paid a finder's fee of 5%, or $7,500 to one individual. No forms of general solicitation or advertising were used in connection with the sale and issuance of the promissory notes. The issuance and sale of the notes was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------

                              NUMBER OF SECURITIES TO     WEIGHTED AVERAGE
                              BE ISSUED UPON EXERCISE     EXERCISE PRICE OF      NUMBER OF SECURITIES
                              OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     REMAINING AVAILABLE
    PLAN CATEGORY               WARRANTS AND RIGHTS      WARRANTS AND RIGHTS      FOR FUTURE ISSUANCE
    -------------               -------------------      -------------------      -------------------
                                        (a)                      (b)                       (c)
    -------------               -------------------      -------------------      -------------------
Equity compensation plans                     --                       --                       --
approved by security
holders

Equity compensation plans              2,100,000                    $0.45                      n/a
not approved by security
holders
    -------------               -------------------      -------------------      -------------------
Total                                  2,100,000                    $0.45                      n/a
    -------------               -------------------      -------------------      -------------------

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW
--------

         Case Financial, Inc. was incorporated in the State of California in 1998 and took over the net assets, primarily cash, of Asia Web Holdings, Inc. ("Asia Web") by way of a reverse acquisition completed on May 24, 2002. Case Financial Inc. and Subsidiary ("Case" or the "Company") provide litigation funding services to attorneys and plaintiffs involved in personal injury and other lawsuits. The Company performs an internal underwriting as to the merits of each case, the likelihood of success, and the estimated settlement value. The Company's investment decision and the pricing of its fees are based on this risk analysis and its estimate of settlement timing. The investments are made in the form of non-recourse cash advances where the investment and fees are collateralized by the proceeds of each legal settlement and are repaid when a case is settled or favorably adjudicated in court. Operations are conducted from leased premises in Sherman Oaks.

         Through May 24 2002, the combined financial statements include the accounts of Case Financial, Inc., its wholly-owned subsidiary, Case Financial Funding, Inc. and Case Financial LLC, a company related through common ownership ("Old Case"). Prior to the merger, Case Financial, Inc. is referred to as "Old CFI". The accompanying financial statements also include the accounts of Case Financial Inc. and its wholly owned subsidiary Case Financial, LLC subsequent to the merger (May 24, 2002) through September 30, 2002. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

         As a result of the transaction, Asia Web changed its name to Case Financial, Inc. and continued the business of the Company. Asia Web has not had any significant operations since its fiscal year ended August 31, 2001. The Company also changed its year end from December 31 to September 30.

REVERSE ACQUISITION
-------------------

         On March 12, 2002, Old CFI entered into an Asset Purchase Agreement ("Agreement") whereby Old CFI agreed to sell certain assets, including its business operations, to Asia Web for 3,100,000 shares of Asia Web's common stock, including an investment banking fee of 480,000 shares valued at $216,000. In addition, Asia Web agreed to purchase up to $2,500,000 of promissory notes owned by note holders of Old CFI in exchange for 5,000,000 shares of Asia Web common stock valued at $0.50 per share for the 60 days following closing of the transaction. As of the closing date, Asia Web and these note holders exchanged 1,750,700 shares of Asia Web common stock for notes receivable from Old CFI in the amount of $835,000 plus accrued interest of $40,350. These notes are unsecured, due on demand, accrue interest at 12 to 18 percent per annum, and subordinate to $2,536,000 in secured indebtedness of Old CFI. In addition, Asia Web purchased 100% of the members' interest in Case Financial, LLC for 150,000 common shares valued at $67,500 and $700,000 in 8% subordinated promissory notes. The transaction was completed on May 24, 2002 at which time the Company acquired approximately $1,400,000 cash from Asia Web, and assumed liabilities in excess of other assets received of approximately $109,000. At closing, Old CFI retained its investments in contracts of $1,889,000 along with $4,890,000 related indebtedness and other liabilities. In addition, Old CFI entered into a service agreement with the Company to manage its portfolios for a fee equal to 15 percent of gross amounts collected on its behalf. At the closing, shareholders and note holders of Old Case owned approximately 44% of the then outstanding common stock of the Company.

RESULTS OF OPERATIONS
---------------------

         Results of Operations for the nine months ended September 30, 2002 compared with the year ended December 31, 2001

REVENUES:
---------

         Revenues consist primarily of fees earned on investments in contracts, which are recognized upon receipt when the case is settled or favorably adjudicated. Consequently, contract fee revenue is a function of the size and maturity of the investment portfolio. In addition, subsequent to the reverse acquisition, the Company manages the investments in contract portfolios of affiliates and earns a 15% service fee based upon the gross amount collected on behalf of such affiliates when the underlying case is settled or favorably adjudicated, and the payment has been received.

TOTAL REVENUE
-------------

         Total revenues consisting of contract fees and service fees aggregated $483,366 in the nine months ended September 30, 2002 compared with total revenues of $754,725 for the year ended December 31, 2001, a decrease of $271,359.

CONTRACT FEES
-------------

         Contract fee revenues were $383,104 in the nine months ended September 30, 2002 compared with $754,725 for the year ended December 31, 2001. Accordingly, contract fees decreased by $371,621 for the nine months ended September 30, 2002 as compared with the year ended December 31, 2001

         The decrease in contract fee revenue for the nine months ended September 30 is attributable to the retention by Old Case of $1,888,644 of investments in contracts not acquired in the reverse acquisition. In addition, the Company made the majority of its new advances with capital provided by the reverse acquisition, which will not generate contract fee revenue until the underlying cases resolve in future periods. At September 30, 2002, the Company estimates that unrecorded fee income on outstanding investments in contracts (i.e. open cases not yet resolved) approximated $1,350,000, which the Company expects will resolve within the next 12 months. This estimate is based on historical performance and includes a provision for losses and settlements at amounts less than contracted fees.

SERVICE FEES
------------

         Service fee revenues were $100,262 in the nine months ended September 30, 2002. There was no comparable revenue for the year ended December 31, 2001.

         Service fees are a function of the value of the portfolios under management (consisting of the principal amount of investment in contracts plus accrued contract fee income upon settlement or adjudication, which at September 30, 2002 represents approximately $520,000 in future potential service fee income over the following 18-24 months as the cases are settled or adjudicated.

OPERATING COSTS AND EXPENSES:
-----------------------------

         Operating costs and expenses consist of provision for losses on investments in contracts, general and administrative expenses, sales & marketing expenses, and merger compensation costs.

PROVISION FOR LOSSES ON INVESTMENTS IN CONTRACTS
------------------------------------------------

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

         The provision for losses on investments in contracts was $269,485 for the nine months ended September 30, 2002 as compared with $265,865 for the year ended December 31, 2001. Accordingly, the provision for losses on investments in contracts increased by $3,620 for the nine months ended September, 2002 as compared with the year ended December 31, 2001.

         The increase in provision for losses on investments in contracts is directly related to the increase or decrease in the investment in contracts and the amount of related write-offs. The increase in provision for losses on investments in contracts for the nine months ended September 30, 2002 compared with the year ended December 31, 2001 results primarily from two factors; i) providing for the increase in investments in contracts during the nine months ended September 30, 2002 which exceeded the increase during the year ended December 31, 2001, and ii) recognition during the nine months ended September 30, 2002 of $31,256 in write-offs greater than that recognized in the year ended December 31, 2001. The increase in write-offs for the nine month period ended September 30, 2002 resulted primarily from a single unusual large case, and does not indicate a trend.

IMPAIRMENT OF NOTES RECEIVABLE
------------------------------

         During the nine months ended September 30, 2002, the Company recognized an impairment loss of $175,000 on its notes receivable from Old CFI in the principal amount of $834,481 which were acquired in connection with the reverse acquisition. Furthermore, all but approximately $25,000 principal amount are unsecured and subordinated to $2,536,000 secured indebtedness of Old CFI. The Company is owed an additional $43,097 receivable from Old CFI. The ability of Old CFI to service and retire the notes held by the Company is conditioned upon two primary factors: i) the collectibility of the portfolio of investments of Old CFI, and ii) the value of the Company's common stock, valued at $0.44 per share, held by Old CFI. In connection with the Company's obligation to manage the Old CFI portfolio held by Old CFI, it regularly reviews the collectibility of each investment in the portfolio. As a result of the most current review, management of the Company believes that a portion of the Old CFI investments in contracts may be uncollectible. As such, the Company's estimate of the fair market value of the assets of Old CFI would be insufficient to retire all of its indebtedness, including the notes and the other receivable held by the Company, and therefore identified an impairment of $175,000 in those notes receivable. There was no comparable expense for the year ended December 31, 2001. The investments in contracts of Old CFI consist of a number of case advances made early in the development of Old CFI's underwriting methodology and include cases which would not meet current guidelines. As a result, the value of the Old CFI portfolio is expected to be subject to greater loss than the Company's current portfolio.

GENERAL AND ADMINISTRATIVE
--------------------------

         General and administrative costs and expenses were $856,427 for the nine months ended September 30, 2002 as compared with $1,251,075 for the year ended December 31, 2001. Accordingly, general, and administrative expenses decreased by $394,648 for the nine months ended September 30, 2002 as compared with the year ended December 31, 2001.

         The reduction in general and administrative costs and expenses for the nine months ended September 30, 2002 as compared with the year ended December 31, 2001 is primarily attributable to a reduction in utilization of outside consultants and is consistent on an annualized basis with a reporting period of twelve months.

SALES AND MARKETING
-------------------

         Sales and marketing expenses were $413,250 for the nine months ended September 30, 2002 as compared with $441,756 for the year ended December 31, 2001. On a 12 month basis, sales and marketing expenses would have increased by $109,244 on an annualized basis, primarily as a result of an increase in the focus of the Company on more proactive sales and marketing processes and increased attendance at trade shows, conventions, and industry events.

MERGER COMPENSATION COSTS
-------------------------

         During the nine months ended September 30, 2002, the Company incurred stock based merger compensation costs in connection with the reverse acquisition. In addition, the Company agreed to pay the income tax withholding on behalf of the officers receiving the stock grants. There were no comparable costs for the year ended December 31, 2001. For the nine months ended September 30, 2002, merger compensation costs aggregated $772,500.

OTHER INCOME (EXPENSE):
-----------------------

INTEREST INCOME

         Interest income was $45,183 for the nine months ended September 30, 2002, as compared with $3,607 during the year ended December 31, 2001. Accordingly, interest income increased $41,576 for the nine months ended September 30, 2002 as compared with the year ended December 31, 2001.

         In each period, interest income is derived from interest earned on bank deposits. Cash in banks increased during the period as a result of the reverse acquisition. For the nine months ended September 30, 2002, interest income includes accrued interest from the notes receivable of an affiliate acquired in the reverse acquisition, along with interest income received on investment in contracts settled for an interest bearing promissory note.

INTEREST EXPENSE

         Interest expense was $331,103 for the nine months ended September 30, 2002, as compared with $849,551 during the year ended December 31, 2001. Accordingly, interest expense decreased $518,448 for the nine months ended September 30, 2002 as compared with the year ended December 31, 2001.

         The decrease in interest expense for the nine months ended September 30, 2002 compared with the year ended December 31, 2001 results primarily from the retention by Old Case of $4,352,700 of high interest rate debt, replaced with the issuance of $700,000, 8% promissory notes occurring in connection with the reverse acquisition. This reduction was partly offset by the amortization of $25,278 prepaid interest incurred in connection with the acquisition of Case Financial, LLC.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

         The Company's balance sheet at September 30, 2002 reflects cash of $159,209. Cash decreased by $209,226 during the nine months ended September 30, 2002 as compared with an increase of $217,163 in the year ended December 31, 2001. Net cash used in operating activities was $633,877 for the nine months ended September 30, 2002 and $1,391,724 for the year ended December 31, 2001.

         The Company completed the reverse acquisition on May 24, 2002 which provided approximately $1,400,000 in new capital. In connection with that transaction, the Company also reduced its then outstanding debt by $3,500,000, from $4,200,000 at December 31, 2001 to $700,000 at September 30, 2002, and
reduced related interest expense on an annual basis by $655,000 to $56,000 from $711,000.

         Contract advances for the nine months ended September 30, 2002 aggregated $2,111,069, an increase of $10,583 compared with $2,100,216 for the year ended December 31, 2001. In addition, the Company collected $989,089 for the nine months ended September 30, 2002, compared with $1,352,658 for the year ended December 31, 2001. Since claim resolutions typically average 9-15 months from date of advance and the majority of the 2002 advances were made subsequent to the reverse acquisition, their completion and resultant revenue was not expected to be recognized in the current nine months ended September 30, 2002.

         In addition, in September of 2002, the Company received $150,000 from its private placement of 9.85%, three year convertible subordinated promissory notes, pursuant to a private placement dated September 20, 2002 of up to $2.0 million notes. The promissory note is convertible into common stock of the Company at the election of the note holder at the conversion price of $1.00 per share. In addition, each $25,000 note payable includes warrants to purchase 12,500 shares of common stock of the Company at $0.60 per share that expire in 3 years. The Company received an additional $50,000 subscription on December 6, 2002.

         The Company does not have any material capital expenditure commitments as of September 30, 2002.

         As a result of the merger, and related transactions by Old Case and operations of the Company at September 30, 2002 the Company's total stockholders' equity of $879,409, represented an increase of $3,789,846 from the stockholders' deficiency of $2,910,437 as of December 31, 2001.

         Subsequent to year end, the Company closed a $2.0 million long-term debt financing with an institutional investor on December 13, 2002. The terms of the promissory note call for interest at 12% per annum payable monthly beginning April 1, 2003, with principal due at maturity on December 12, 2006. In addition, the note includes warrants to purchase 2,000,000 shares of the common stock of the Company at $0.50 per share and warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 per share that expire in 4 years.

         The current cash balance and proceeds from the financings closed subsequent to year end, should, when combined with the anticipated contract fee income on the Company's portfolio of investments, and anticipated service fee income from the management of the Old Case portfolios, be sufficient to finance the Company's operations for at least the next 12 months.

         The Company is actively pursuing additional placements of debt or equity securities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

INABILITY TO EXPAND - JURISDICTIONAL LIMITATIONS

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

ADVANCES MAY BE DEEMED LOANS

         The Company does not loan money to plaintiffs. The recovery agreement between the Company and the individual or law firm receiving the advance clearly states that the advance is not a loan, and that it is not be repaid if the lawsuit is lost. Accordingly, the Company believes that it is not subject to various laws and regulations that constrain lending activities. However, there can be no assurance that a court in any jurisdiction in which the Company pursues its business would not examine the Company and come to the conclusion that the Company was in fact lending money to plaintiffs, and as a result, the rate of return on the Company's advances may exceed rates of return permitted by law. Such a conclusion would make the Company's agreements with plaintiffs voidable, subject the Company to fines or other sanctions or otherwise negatively impact the Company's business, prospects or results of operations.

LIMITED UNDERWRITING EXPERIENCE AND INFORMATION

         The Company has only four years of precedents upon which it may base its operations. The Company has only four years of experience underwriting risks. While the Company believes that the time spent in the past four years refining its underwriting procedures allows it to evaluate the plaintiffs and cases to whom the Company advances money, there is no extensive history in underwriting upon which the Company or investors in the Company may rely. Although the Company makes comparisons to other claims and is compiling a database to assist its underwriting procedures, the Company does not have an extensive database upon which it can make its underwriting decisions. Underwriting decisions made on incomplete or inaccurately assessed information may lead to lower rates of claims recovery and have an adverse impact on the Company's business and results of the Company's operations.

LIMITED OPERATING EXPERIENCE - SALES

         The Company has only a four year history of operations upon which it can rely in its sales efforts with regard to both the nature of the service it provides and its ability to provide that service. The Company's sales efforts must educate its consumer base with regard to both aspects of the Company's business. Unlike other financial services, the Company's services are not well known in the general population. There can be no assurance that the Company can educate potential consumers about the service the Company provides and about the ability of the Company to provide such a service in a manner which will be attractive to consumers. A failure to so educate consumers may hamper the Company's sales efforts and have an adverse impact on the Company's business, prospects and results of operations.

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

REALIZATION OF NOTES RECEIVABLE FROM AFFILIATE

         The notes receivable from an affiliate, and the accrued interest on such notes, are a significant element of the stockholders' equity on the Company's balance sheet as of September 30, 2002. The ability of the affiliate to pay these notes and interest is dependent, in part, on the collection of the principal and contract fee income from the investments in contracts which were retained and the amount realizable on the stock of the Company which was received by the affiliate in the reverse acquisition. Accordingly, any adverse change in either the ability to collect on such investments in contracts or the value of the Company's stock will likely have a negative impact the on the Company's business, prospects and results of operation.

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

LIMITED OPERATING HISTORY AND LACK OF PROFITABILITY

         The Company was formed in 1998 and has a limited operating history. In addition, it has incurred operating losses in every quarter since inception. The Company is subject to the risks and uncertainties usually encountered by early-stage companies. These risks include risks that the Company cannot attract, train or integrate into the business organization qualified personnel, risks that fluctuations in operating results will be significant as the Company develops and tests business practices, and risks that the Company will fail to properly manage growth and expansion, if and when it occurs.

DEPENDENCE ON KEY PERSONNEL

         Future performance depends on the service of key personnel, and the ability to attract, train, and retain additional underwriting, technical, marketing, customer support, and management personnel. The loss of one or more key employees could negatively impact the Company and there can be no assurance that the Company will retain key employees, or attract and retain other needed personnel.

FUTURE CAPITAL REQUIREMENTS

         The Company has historically used rather than provided cash from its operations. Accordingly, the Company may be required to obtain either debt or equity funding. The Company is actively pursing traditional institutional line of credit financing, as well as private placements of its debt and equity securities. There can be no assurance that such financing will be available, if at all, in amounts or on terms acceptable to the Company. The Company's ability to obtain funds and the cost of such funds is dependent on its credit ratings, access to the various capital markets, financial condition, general economic conditions and business prospects. A deterioration in these factors could have a material adverse impact on the Company's ability to obtain financing on attractive terms and therefore could have an adverse impact on its results of operations and financial condition.

ITEM 7.  FINANCIAL STATEMENTS



               Report of Independent Certified Public Accountants



The Board of Directors and Stockholders
Case Financial, Inc.
Encino, California


We have audited the accompanying consolidated balance sheet of Case Financial, Inc. and its subsidiary Case Financial, LLC (the "Company") as of September 30, 2002 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the nine months then ended. We have also audited the combined balance sheet of Case Financial, Inc., its wholly owned subsidiary, Case Financial Funding, Inc. and Case Financial, LLC, a company related through common ownership ("Old Case") as of December 31, 2001 and the related combined statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the managements of the Company and Old Case. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2002 and Old Case as of December 31, 2001, and the results of their operations and their cash flows for the nine months and the year then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ GUMBINER, SAVETT, FINKEL, FINGLESON & ROSE, INC.

GUMBINER, SAVETT, FINKEL, FINGLESON & ROSE, INC.

Santa Monica, California
December 13, 2002


                                      CASE FINANCIAL, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS
                                   December 31, 2001 and September 30, 2002

                                                                                  December 31,   September 30,
                                                                                     2001            2002
                                                                                  ------------   ------------
                                 ASSETS
Cash (Note 3)                                                                     $   368,435    $   159,209
Investments in contracts (net of allowance for contract losses of
  $470,532 at December 31, 2001 and $228,902 at September 30,
  2002) (Notes 4 and 5)                                                             1,882,129      1,224,199
Prepayments and other assets                                                           57,964         76,161
Receivables and other assets, related parties (Note 12)                                    --        341,265
Equipment, at cost, net of accumulated depreciation of $68,764
  at December 31, 2001 and $90,674 at September 30, 2002 (Note 6)                      43,352         88,749
Notes receivable from affiliate, net of impairment allowance of
   $175,000 (Notes 2 and 12)                                                               --        659,481
                                                                                  ------------   ------------

     TOTAL ASSETS                                                                 $ 2,351,880    $ 2,549,065
                                                                                  ============   ============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Accounts payable and accrued expenses                                             $   343,887    $   369,656
Accrued compensation (Note 13)                                                             --        165,000
Loans payable - related parties (Note 5)                                            3,450,000        985,000
Loans payable (Note 7)                                                                939,601        150,000
                                                                                  ------------   ------------

     TOTAL LIABILITIES                                                              4,733,488      1,669,656
                                                                                  ------------   ------------

COMMITMENTS (Note 8)

MEMBERS' EQUITY (Note 10)
     Members' capital                                                                 700,000             --
     Accumulated deficit                                                             (171,171)            --
                                                                                  ------------   ------------

                                                                                      528,829             --
                                                                                  ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 11)
     Common stock, par value of $0.001 per share, (no par value at
       December 31, 2001); 25,000,000 shares authorized at December 31, 2001,
       100,000,000 authorized at September 30, 2002; 3,487,500 shares issued and outstanding at December 31, 2001 and 15,561,108 shares issued and
       outstanding  (and to be issued) at September 30, 2002                        1,400,100         15,561
     Paid-in-capital                                                                  138,957      7,602,378
     Accumulated deficit                                                           (4,449,494)    (6,738,530)
                                                                                  ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                       (2,910,437)       879,409
                                                                                  ------------   ------------
     TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY (DEFICIENCY)                                       $ 2,351,880    $ 2,549,065
                                                                                  ============   ============

 See accompanying notes to consolidated financial statements.


                           CASE FINANCIAL, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF OPERATIONS
      For the year ended December 31, 2001 and nine months ended September 30, 2002

                                                                            Nine Months
                                                              Year Ended        Ended
                                                             December 31,   September 30,
                                                                 2001           2002
                                                             ------------   ------------
REVENUE
   Contract fees                                             $   754,725    $   383,104
   Service fees, related parties (Note 12)                            --        100,262
                                                             ------------   ------------

         TOTAL REVENUE                                           754,725        483,366
                                                             ------------   ------------

OPERATING EXPENSES
   Provision for losses on investments in contracts              265,865        269,485
   Impairment of notes receivable from affiliate (Note 12)            --        175,000
   General and administrative                                  1,251,075        856,247
   Sales and marketing                                           441,756        413,250
   Merger compensation costs (Note 13)                                --        772,500
                                                             ------------   ------------

      TOTAL OPERATING EXPENSES                                 1,958,696      2,486,482
                                                             ------------   ------------
   LOSS FROM OPERATIONS                                       (1,203,971)    (2,003,116)

OTHER INCOME (EXPENSE)
   Interest income (Note 12)                                       3,607         45,183
   Interest expense (Note 12)                                   (849,551)      (331,103)
                                                             ------------   ------------

      TOTAL OTHER INCOME (EXPENSE)                              (845,944)      (285,920)
                                                             ------------   ------------
   NET LOSS                                                  $(2,049,915)   $(2,289,036)
                                                             ============   ============



   Net loss per common share - basic and diluted             $     (0.63)   $     (0.25)
   Weighted average number of common shares                    3,252,055      9,192,611



See accompanying notes to consolidated financial statements.


                            CASE FINANCIAL, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the year ended December 31, 2001 and the nine months ended September 30, 2002

                                                                Year Ended     Nine Months
                                                               December 31,   September 30,
                                                                   2001           2002
                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(2,049,915)   $(2,289,036)
Adjustments to reconcile net loss to net cash used in
 operating activities:
      Depreciation                                                  26,801         26,082
      Amortization of debt premium                                      --         25,278
      Provision for losses on investments in contracts             265,865        269,485
      Impairment of notes receivable from affiliate                     --        175,000
      Common stock and options for compensation                    130,100        667,004
      Warrants issued for consulting services                       20,282             --
      Warrants issued with debt                                    113,575             --
      Changes in operating assets and liabilities, net of
        effects of reverse acquisition:
        (Increase) decrease in prepayments and other assets         53,317       (136,647)
        Increase in accounts payable and other liabilities          48,251        628,957
                                                               ------------   ------------

            Net cash used in operating activities               (1,391,724)      (633,877)
                                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in contracts -- advances                        (2,100,216)    (2,111,069)
     Investment in contracts -- collections                      1,352,658        989,099
     Principal repayments on notes receivable from affiliate            --            519
     Purchase of equipment                                          (7,749)       (46,916)
                                                               ------------   ------------

            Net cash used in investing activities                 (755,307)    (1,168,367)
                                                               ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock, net of costs         340,000             --
      Capital lease principal payments                             (13,306)        (2,101)
      Proceeds from borrowings                                   2,037,500        435,000
      Repayments of borrowings                                          --        (34,799)
      Net cash received in acquisition                                  --      1,355,932
      Net cash retained by affiliates in acquisition                    --        (84,079)
      Merger costs of acquiree                                          --        (76,935)
                                                               ------------   ------------

            Net cash provided by financing activities            2,364,194      1,593,018
                                                               ------------   ------------

NET INCREASE (DECREASE) IN CASH                                    217,163       (209,226)

CASH - BEGINNING OF PERIOD                                         151,272        368,435
                                                               ------------   ------------

CASH - END OF PERIOD                                           $   368,435    $   159,209
                                                               ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for
     Interest                                                  $   823,026    $   159,885
     Income taxes                                              $     2,500    $        --

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
In July 2001, $100,000 of preferred stock was converted to $25,000 common stock and $75,000 of debt.

In May 2002, the following were acquired in connection with the reverse acquisition:
   Other assets, net of cash of $1,355,932                                    $     1,867
   Property and equipment                                                     $    31,183
   Accounts payable and accrued expenses                                      $  (141,785)
                                                                              ------------
        Excess of liabilities over other assets acquired in
           reverse acquisition                                                $  (108,735)
                                                                              ============
In May 2002, net liabilities retained by Old CFI in connection
   with the reverse acquisition, net of cash of $84,079                       $ 3,382,721

Promissory notes and accrued interest in exchange for
   1,750,700 shares of common stock                                           $   875,350

Members' equity of Case Financial, LLC acquired for $700,000
   promissory notes and 150,000 shares of common stock                        $   767,500

See accompanying notes to consolidated financial statements.


                                                 CASE FINANCIAL, INC. AND SUBSIDIARY
                                    Consolidated Statements of Stockholders' Equity (Deficiency)
                            For the year ended December 31, 2001 and nine months ended September 30, 2002


                                         Common Stock                             Preferred Stock
                                  ---------------------------                 ------------------------
                                  Shares Issued    Stated                     Number of
                                   (and to be      or $.001       Paid-in       Shares         $10       Accumulated
                                     issued)      Par Value       Capital       Issued       Par Value     Deficit          Total
                                  --------------------------------------------------------------------------------------------------
Balance, December 31, 2000          3,050,000    $   910,100    $        --       10,000   $   100,000   $(2,570,750)   $(1,560,650)

Issuance of common stock of
  Old CFI pursuant to private
  placement at $2.00 per share,
  net of offering costs               175,000        340,000                                                                340,000

Issuance of common stock of
  Old CFI at $0.50 per share
  for consulting services
  (Note 11)                           250,000        125,000                                                                125,000

Conversion of preferred stock
  of Old CFI to debt and common
  stock (Note 11)                      12,500         25,000                     (10,000)     (100,000)                     (75,000)

Warrants of Old CFI issued for
  consulting services                                                20,282                                                  20,282

Warrants of Old CFI issued with
  debt                                                              113,575                                                 113,575

Options of Old CFI issued for
  compensation                                                        5,100                                                   5,100

Net loss for the year                                                                                     (2,049,915)    (2,049,915)
                                  --------------------------------------------------------------------------------------------------

Balance, December 31, 2001          3,487,500    $ 1,400,100    $   138,957           --   $        --   $(4,620,665)   $(3,081,608)

Warrants of Old CFI issued for
  consulting services                                                 5,533                                                   5,533

Options of Old CFI issued for
  compensation                                                       12,999                                                  12,999

Reverse Acquisition (Note 2)
  Recapitalization of Old CFI        (867,500)    (1,397,480)     1,397,480                                                      --
  Acquisition of Asia Web           8,735,408          8,735      1,238,462                                               1,247,197
  Net liabilities retained by
     Old CFI                                                      3,298,642                                               3,298,642
  Common shares issued as
     investment banking fee and
     other merger costs charged
     to paid-in-capital               480,000            480        (77,415)                                                (76,935)

Common shares issued to acquire
  notes receivable and accrued
  interest (Note 2)                 1,750,700          1,751        873,599                                                 875,350

Common shares approved for
  issuance as compensation
  (Note 2)                          1,825,000          1,825        614,390                                                 616,215

Acquisition of Case Financial,
  LLC, including elimination
  of accumulated deficit (Note 2)     150,000            150         67,474                                  171,171        238,795

Options issued for compensation
  (Note 11)                                                          32,257                                                  32,257

Net loss for the nine months                                                                              (2,289,036)    (2,289,036)
                                  --------------------------------------------------------------------------------------------------
Balance, September 30, 2002        15,561,108    $    15,561    $ 7,602,378           --   $        --   $(6,738,530)   $   879,409
                                  ==================================================================================================

See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the year ended December 31, 2001 and nine months ended
                               September 30, 2002


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of activities:

            Case Financial, Inc. was incorporated in 1998 and took over the net assets, primarily cash, of Asia Web Holdings, Inc. ("Asia Web"), a publicly traded company incorporated in the state of Delaware, by way of a reverse acquisition completed on May 24, 2002. Case Financial Inc. and subsidiary ("Case" or the "Company") provide litigation funding services to attorneys and plaintiffs involved in personal injury and other lawsuits, primarily in California. The Company performs an internal underwriting as to the merits of each case, the likelihood of success, and the estimated settlement value. The Company's investment decisions and the pricing of its fees are based on this risk analysis and its estimate of settlement timing. The investments are made in the form of non-recourse cash advances where the investment and fees are collateralized by the proceeds of each legal settlement and are repaid when a case is settled or favorably adjudicated in court. Operations are conducted from leased premises in Sherman Oaks, California.

         Basis of presentation:

            Through May 24, 2002, the combined financial statements include the accounts of Case Financial, Inc., its wholly owned subsidiary, Case Financial Funding, Inc. and Case Financial, LLC, a company related through common ownership ("Old Case"). Prior to the reverse acquisition, Case Financial, Inc. is referred to as "Old CFI". The accompanying financial statements also include the accounts of Case Financial Inc. and its subsidiary Case Financial, LLC subsequent to the merger (May 24, 2002) through September 30, 2002. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

            As a result of the transaction, Asia Web changed its name to Case Financial, Inc. and continued the business of the Company. Asia Web has not had any significant operations since its fiscal year ended August 31, 2001. The Company also changed its year end from December 31 to September 30.

         Revenue recognition:

            Fee income is recognized when a case is settled or favorably adjudicated. Selling commissions are incurred and expensed when the contract investments are funded. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed or settled for an amount less than the Company's investment. The Company has established an allowance for investments in contracts that may become uncollectible. The allowance for contract investment losses is maintained at a level, which in management's judgment, is adequate to absorb losses in the contract investment portfolio. The amount of the allowance is based on trends in historical loss experience, and exceeds the amount experienced on resolved cases.


                                                                     (Continued)

                      CASE FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the year ended December 31, 2001 and nine months ended
                               September 30, 2002


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Use of estimates:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

            A significant estimate is the allowance for losses on investments in contracts. Because of the inherent uncertainties in estimating the allowance for losses on investments in contracts, it is likely that the Company's estimate of the allowance for losses on investments in contracts will change, as circumstances become better known. Management closely monitors the progress of each case in order to reevaluate its estimate of uncollectible investments in contracts.

         Depreciation:

            Depreciation is computed using accelerated methods based on the estimated useful lives of the assets, generally as follows:

               Computer software                              3 years
               Office furniture and fixtures                5-7 years
               Equipment                                      5 years

         Long-lived assets:

            The Company reviews for the impairment of long-lived assets, including the notes receivable from affiliate, and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If an impairment is indicated, the amount of the loss to be recorded is based on an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted estimated cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. When a note receivable becomes impaired, interest is no longer accrued and is recognized when received in cash.

         Loan fees:

            Loan fees are amortized on the straight-line method over the term of the related debt and are expensed immediately in the case of demand notes.



                                                                     (Continued)

                      CASE FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the year ended December 31, 2001 and nine months ended
                               September 30, 2002


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Deferred taxes on income:

            The Company records deferred taxes on income for transactions that are reported in different years for financial reporting and tax purposes using an asset and liability method whereby assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when the Company is unable to determine it is more likely than not that the deferred tax assets will be realized.

         Stock-based compensation:

            The Company accounts for stock-based compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount an employee must pay to acquire the stock.

         Loss per common share:

            Basic and diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for each of the periods presented. The weighted average number of common shares outstanding for computing the basic and diluted loss per common share was 3,252,055 for the year ended December 31, 2001, and 9,192,611 for the nine months ended September 30, 2002. The weighted average number of common shares outstanding does not include 4,150,000 options and warrants outstanding at September 30, 2002 because they are antidilutive.

         Current accounting pronouncements:

            In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also includes guidelines on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires these assets to be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

                                                                     (Continued)

                      CASE FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the year ended December 31, 2001 and nine months ended
                               September 30, 2002


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Current accounting pronouncements (Continued):

            In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other types of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged.

            In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged.

            The adoption of these pronouncements has not and is not expected to have a material effect on the Company's financial position or results of operations as of the implementation date.


NOTE 2: REVERSE ACQUISITION

            On March 12, 2002, Old CFI entered into an Asset Purchase Agreement ("Agreement") whereby Old CFI agreed to sell certain assets, including its business operations, to Asia Web for 3,100,000 shares of Asia Web's common stock, including an investment banking fee of 480,000 shares valued at $216,000. In addition, Asia Web agreed to purchase up to $2,500,000 of promissory notes owned by note holders of Old CFI in exchange for 5,000,000 shares of Asia Web common stock valued at $0.50 per share for the 60 days following closing of the transaction. As of the closing date, Asia Web and these note holders exchanged 1,750,700 shares of Asia Web common stock for notes receivable from Old CFI in the amount of $835,000 plus accrued interest of $40,350. These notes are unsecured, due on demand, accrue interest at 12 to 18 percent per annum, and subordinate

                                                                     (Continued)

                      CASE FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the year ended December 31, 2001 and nine months ended
                               September 30, 2002


NOTE 2: REVERSE ACQUISITION (Continued)

            to $2,536,000 in secured indebtedness of Old CFI. In addition, Asia Web purchased 100% of the members' interest in Case Financial, LLC for 150,000 common shares valued at $67,500 and $700,000 in 8% subordinated promissory notes. The transaction was completed on May 24, 2002 at which time the Company acquired approximately $1,400,000 cash from Asia Web, and assumed liabilities in excess of other assets received of approximately $109,000. At closing, Old CFI retained its investments in contracts of approximately $1,889,000 along with $4,890,000 related indebtedness and other liabilities. In addition, Old CFI entered into a service agreement with the Company to manage Old CFI's portfolios for a fee equal to 15 percent of gross amounts collected on its behalf. At the closing, shareholders and note holders of Old Case owned approximately 44% of the then outstanding common stock of the Company.

            Upon execution of the Agreement, the existing management of Asia Web resigned their positions in favor of the management of Old CFI.


NOTE 3: CASH

            The Company maintains cash balances at a bank where amounts on deposit are in excess of $100,000. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.


NOTE 4: INVESTMENTS IN CONTRACTS

            Amounts advanced relating to the Company's investments in contracts range from 3.5% to 15% of the plaintiff's claims.

            At December 31, 2001 and September 30, 2002, investments in contracts, net of allowance for contract losses, were $1,882,129 (Old Case) and $1,224,199 (the Company), respectively. Management reviews each case prior to making an advance.

            The Company records fee income upon receipt of cash after the case is settled or adjudicated. Based on historical data, at September 30, 2002, the Company estimates that unrecorded fee income on all outstanding investments in contracts approximates $1,351,000. However, no assurance can be given that these amounts will be eventually realized. This estimate is based on historical performance and includes a provision for settlements at amounts less than contracted fees.


                                                                     (Continued)

                      CASE FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the year ended December 31, 2001 and nine months ended
                               September 30, 2002


NOTE 4: INVESTMENTS IN CONTRACTS (Continued)

            A summary of the activity in investments in contracts (excluding the allowance for contract losses) is as follows:

                                                     December 31,  September 30,
                                                        2001           2002
                                                     ------------   ------------

              Balance at beginning of period         $ 1,706,733    $ 2,352,661
              Retained by Old CFI                                    (1,888,644)
              New advances                             2,100,216      2,111,069
              Collections                             (1,352,658)      (989,099)
              Write-offs due to uncollectibility        (101,630)      (132,886)
                                                     ------------   ------------
              Balance at end of period               $ 2,352,661    $ 1,453,101
                                                     ============   ============

                      CASE FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the year ended December 31, 2001 and nine months ended
                               September 30, 2002


NOTE 5: LOANS PAYABLE, RELATED PARTIES

            Loans payable, related parties consisted of the following as of December 31, 2001 and September 30, 2002:

                                                                                 December 31, 2001   September 30, 2002
                                                                                 -----------------    -----------------
              Notes to affiliates of a stockholder of Old CFI,
                uncollateralized, payable on demand plus
                interest at 12% per annum.                                          $   450,000          $        --

              Notes to a stockholder of Old CFI and a
                company owned by a member of the board of
                directors of Old CFI, uncollateralized, payable
                on demand plus interest at 18% per annum.                               460,000                   --

              Notes to stockholders of Old CFI and a
                company owned by a member of the board of
                directors of Old CFI, collateralized by
                $1,315,000 of investments in contracts of Old
                CFI, payable on demand plus interest at 18%
                per annum.                                                            1,315,000                   --

              Notes to stockholders of Old CFI and affiliates
                of a member of the board of directors of Old
                CFI, collateralized by $4,000,000 of
                investments in contracts of Case Financial
                Funding, Inc., payable November 30, 2003
                plus interest at 18% per annum.                                       1,050,000                   --

              Note to stockholder of Old CFI,
                uncollateralized, payable July 2, 2002 plus
                interest at 18% per annum                                                25,000                   --

              Notes to stockholders of Old CFI and the
                Company and another related party,
                collateralized by specifically identified
                investments in contracts, payable upon
                settlement of the related investments in
                contracts plus 75% of the fee income earned
                thereon. Repayment of these notes is
                contingent upon recovery of the specifically
                identified investments in contracts                                     150,000              285,000

              Notes to a member of the board of directors of
                the Company and another related party,
                uncollateralized, $600,000 payable May 23,
                2004, and $100,000 payable May 23, 2005 plus
                interest at 8% per annum (Note 12)                                           --              700,000
                                                                                 -----------------    -----------------
                                                                                  $   3,450,000         $    985,000
                                                                                 =================    =================

                                                                                                            (Continued)

                      CASE FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the year ended December 31, 2001 and nine months ended
                               September 30, 2002


NOTE 5: LOANS PAYABLE, RELATED PARTIES (Continued)

            Interest expense for loans payable - related parties amounted to $493,870 and $269,902 for the year ended December 31, 2001 and the nine months ended September 30, 2002, respectively. Accrued interest on loans payable - related parties amounted to $204,375 and $4,667 at December 31, 2001 and September 30, 2002, respectively.

            Maturities of loans payable, related parties during the succeeding three years as of September 30, 2002 are approximately $285,000
            (2003); $600,000 (2004); and $100,000 (2005).


NOTE 6: EQUIPMENT

            Equipment consisted of the following as of December 31, 2001 and September 30, 2002:

                                                   December 31,    September 30,
                                                       2001           2002
                                                   -------------   -------------

             Computer software                     $     29,676    $     58,977
             Office furniture and fixtures               17,436          36,583
             Equipment                                   65,004          83,863
                                                   -------------   -------------

                                                        112,116         179,423
             Less accumulated depreciation               68,764          90,674
                                                   -------------   -------------
                                                   $     43,352    $     88,749
                                                   =============   =============

                      CASE FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the year ended December 31, 2001 and nine months ended
                               September 30, 2002


NOTE 7: LOANS PAYABLE

            Loans payable consisted of the following as of December 31, 2001 and September 30, 2002:

                                                               December 31,    September 30,
                                                                   2001            2002
                                                               -------------   -------------
             Notes, uncollateralized, payable on demand
               plus interest at 12% per annum                  $    300,000    $         --

             Notes, collateralized by investments in
               contracts of Case Financial Funding,
               Inc., payable November 30, 2003 plus
               interest at 18% per annum                            550,000              --

             Notes, collateralized by specifically
               identified investments in contracts,
               payable upon settlement of the related
               investments in contracts plus 75% of the
               fee income earned thereon. Repayment of
               these notes is contingent upon recovery of
               the specifically identified investments in
               contracts.                                            37,500              --

             Note, uncollateralized, payable on demand
               plus interest at 18% per annum                        50,000              --

             Notes, uncollateralized, convertible at any
               time into common stock at $1.00 per
               share, including interest at 9.85% per
               annum, principal due at maturity on
               September 30, 2005                                        --         150,000

             Capital lease obligations, collateralized by
               equipment, payable through April 2002
               including interest                                     2,101              --
                                                               -------------   -------------
                                                               $    939,601    $    150,000
                                                               =============   =============

            Maturities of loans payable during the succeeding three years as of September 30, 2002 are $150,000 (2005).

            On September 20, 2002, the Company circulated a private placement memorandum offering up to $2,000,000 of $25,000 convertible notes payable with warrants. Each $25,000 note payable is uncollateralized, has a three year term with principal due at the end of the term, bears interest at 9.85 percent per annum payable quarterly, is convertible at any time into common stock of the Company at $1.00 per share, and includes warrants to purchase 12,500 shares of common stock of the Company at $.60 per share that expire in three years. There were $150,000 of these notes outstanding as of September 30, 2002. In addition, the Company received subscriptions for an additional $50,000 of notes in December, 2002.

                      CASE FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the year ended December 31, 2001 and nine months ended
                               September 30, 2002


NOTE 8: COMMITMENTS

         Leases:

            During 2002, the Company entered into a lease for its office space expiring September 30, 2004. The lease requires minimum annual rentals plus increases based on real estate taxes and operating costs. Rent expense for the year ended December 31, 2001, and nine months ended September 30, 2002 was $50,992 and $48,682, respectively.

            Minimum annual rental payments at September 30, 2002 are as follows:

                       Year Ending
                       September 30                         Amount
                       ------------                         ------
                          2003                             $ 81,282
                          2004                               81,282
                                                           --------
                                                           $162,564
                                                           ========

         Employment Agreements:

            During the nine months ended September 30, 2002, the Company entered into employment agreements with four of its officers expiring through 2005. Certain of the employment contracts provide for an annual increase in base compensation commensurate with the "Cost of Living Index."

            Minimum annual compensation payments at September 30, 2002 are as follows:

                       Year Ending
                       September 30                         Amount
                       ------------                         ------
                          2003                            $ 380,000
                          2004                              370,000
                          2005                              120,000
                          2006                               30,000
                                                          ---------
                                                          $ 900,000
                                                          =========

                      CASE FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the year ended December 31, 2001 and nine months ended
                               September 30, 2002


NOTE 9: TAXES ON INCOME

            As of September 30, 2002, the Company had available federal and state net operating loss carryforwards amounting to approximately $6,000,000 and $4,000,000, respectively, that may be applied against future federal and state taxable income and that expire in 2022 for federal tax purposes and 2008 for state tax purposes. A substantial portion of these net operating loss carryforwards may be limited due to the change of ownership.

            Temporary differences giving rise to net deferred tax assets consist primarily of the net operating losses and the allowance for contract losses. Since the Company cannot determine if it is more likely than not that the net deferred tax assets will be realized, net deferred tax assets recognized are fully offset by a valuation allowance of approximately $1,485,000 at December 31, 2001 and $2,200,000 at September 30, 2002.


NOTE 10: MEMBERS' EQUITY

            Members' equity at December 31, 2001 consists of capital contributed to Case Financial, LLC by the members pursuant to an operating agreement that terminates on December 31, 2002. The members' accumulated deficit is included in the accumulated deficit column on the December 31, 2001 statement of stockholders' deficiency.


NOTE 11: STOCKHOLDERS' EQUITY (DEFICIENCY)

         Preferred stock:

            During the year ended December 31, 2001, 2,500 shares of preferred stock were converted into 12,500 shares of common stock based on a conversion ratio of five shares of common stock for each share of preferred stock. In addition, 7,500 shares of preferred stock were converted to loans payable. All of the shares of preferred stock were retired and have reverted to the status of authorized, but unissued shares of preferred stock.

         Common stock:

            During the nine months ended September 30, 2002, the Company issued 1,825,000 shares of common stock valued at $875,350, their fair market value, to management, certain directors, and consultants of the Company (Note 12). Of the 1,825,000 shares approved by the board of directors for issuance, 1,300,000 vest between March 15 and May 24, 2002, the closing date of the reverse acquisition, and 525,000 shares are subject to pro-rata return upon management resignation or termination with cause over three years.



                                                                     (Continued)

                      CASE FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the year ended December 31, 2001 and nine months ended
                               September 30, 2002


NOTE 11: STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)

            During the year ended December 31, 2001, Old CFI issued 250,000 shares of common stock, at their fair value, for consulting services provided. These services were valued at $125,000.

         Stock options:

            In connection with the reverse acquisition, the board of directors approved the grant on May 24, 2002 of options to purchase 1,250,000 common shares at an exercise price of $.45 per share, the fair market value, to certain members of management and directors. The fair market value of these options was $100,000. The options vest over a period of three years, generally from the date of grant.

            In addition, the board of directors approved grants of options to purchase 550,000 common shares at an exercise price of $.45 per share to certain members of management. The fair market value of these options was $40,000. The options vest over a period of three years, generally from the date of grant.

            The Company also has outstanding options to acquire 300,000 common shares at $.45 which are fully vested and expire June 1, 2006. These options were granted by Asia Web prior to the reverse acquisition.

            The balance of stock options outstanding at September 30, 2002 amounted to 2,100,000 options, at a weighted average exercise price of $.45 per option, expiring 300,000 (2006); and 1,800,000 (2012).
            The balance of stock options exercisable at September 30, 2002 amounted to approximately 734,000 options, at a weighted average exercise price of $.45 per option, expiring 300,000 (2006); and approximately 434,000 (2012). The weighted average remaining contractual life for the outstanding options is 9.1 years, and for exercisable options is 7.5 years.

         Warrants:

            As of September 30, 2002, the Company had warrants outstanding to non-employees for the purchase of 1,975,000 of the Company's common stock at $3.00 per share expiring on July 31, 2004. These warrants were issued in connection with the 1999 financing of Asia Web prior to the reverse acquisition.

            During the nine months ended September 30, 2002, the Company granted warrants to non-employees to purchase 75,000 shares of the Company's common stock at $.60 per share expiring September 30, 2005 in connection with a private placement of 9.85% convertible subordinated notes (Note 7).

            The balance of warrants outstanding and exercisable at September 30, 2002 amounted to 2,050,000 warrants, at a weighted average exercise price of $2.91 per warrant, expiring 1,975,000 (2004); and 75,000
            (2005). The weighted average remaining contractual life for the warrants is two years.

                                                                     (Continued)

                      CASE FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the year ended December 31, 2001 and nine months ended
                               September 30, 2002


NOTE 11: STOCKHOLDERS' EQUITY (DEFICIENCY) (Continued)

         Merger costs:

            Merger costs include investment banking fees, legal, accounting, and consulting costs directly related to the reverse acquisition of Asia Web (Note 2).


NOTE 12: RELATED PARTY TRANSACTIONS

            During the nine months ended September 30, 2002, the Company acquired from a director and a related party 100% of the members' interest in Case Financial, LLC for 150,000 common shares valued at $67,500 and $700,000 in notes payable. The difference between the basis of the members' interest at the time of the transaction, $540,000, and the value of the common stock and notes payable exchanged, $767,500, amounted to $227,500 and is accounted for as a premium paid in the acquisition. These costs are being amortized to interest expense on the straight-line method over three years, the term of the related debt. During the nine months ended September 30, 2002, approximately $25,000 of these costs were amortized to interest expense. The unamortized portion of this premium amounted to approximately $202,000 at September 30, 2002 and is included in receivables and other assets, related parties.

            Receivables and other assets, related parties include approximately $43,000 advanced by Case Financial, LLC to Old CFI prior to the merger. This advance is due on demand.

            During the nine months ended September 30, 2002, the Company recognized $100,262 in service fees from Old CFI and subsidiary pursuant to a service agreement entered into in connection with the reverse acquisition. Service fees receivable amounted to approximately $17,000 at September 30, 2002 and are included in receivables and other assets, related parties.

            As of September 30, 2002, $834,481 was due from Old CFI under notes receivable which are due on demand and accrue interest at 12 to 18 percent per annum. During the nine months ended September 30, 2002, the Company recognized approximately $39,000 of interest from these notes receivable. Accrued interest receivable from this affiliate amounted to approximately $79,000 at September 30, 2002 and is included in receivables and other assets, related parties. Furthermore, all but $25,000 principal amount of the notes are unsecured and subordinated to $2,536,000 secured indebtedness of Old CFI. The ability of Old CFI to service and retire the notes held by the Company is conditioned upon two primary factors: i) the collectability of the portfolio of investments of Old CFI retained by Old CFI, and ii) the value of the Company's common stock, valued at $.44 per share, held by Old CFI. In connection with the Company's obligation to manage the Old CFI portfolio,




                                                                     (Continued)

                      CASE FINANCIAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           For the year ended December 31, 2001 and nine months ended
                               September 30, 2002


NOTE 12: RELATED PARTY TRANSACTIONS (Continued)

            it regularly reviews the collectability of each investment in the portfolio. As a result of the most current review, management of the Company believes that an increase in the estimate of future contract losses of the Old CFI portfolio is appropriate. As such, the Company's estimate of the fair market value of the assets of Old CFI would be insufficient to retire all of its indebtedness, including the notes and the other receivables held by the Company, and therefore identified an impairment loss of $175,000 in those notes and other receivables.

            During the nine months ended September 30, 2002, the Company issued 480,000 shares of its common stock valued at $216,000 as an investment banking fee in connection with the closing of the reverse acquisition to a company wholly owned by a director of the Company.

            During the year ended December 31, 2001, consulting fees charged by a stockholder and a member of the board of directors amounted to $88,420.

            During the year ended December 31, 2001, commissions charged by a company owned by a member of the board of directors amounted to $7,500.

            During the year ended December 31, 2001, fund raising fees charged by a stockholder, an LLC member, and a company owned by a member of the board of directors amounted to $91,600.

            During the year ended December 31, 2001, interest amounting to $126,000 was charged by the members of Case Financial, LLC for the use of their capital.


NOTE 13: MERGER COMPENSATION COSTS

            On May 24, 2002, the Company incurred stock based merger compensation costs of $607,500 in connection with the reverse acquisition resulting from approval by the Company's board of directors to grant 1,825,000 common shares to new management and directors, 1,300,000 of which vest immediately, and 525,000 which are subject to return to the Company in the event the executive terminates employment within 36 months of the grant. The number of shares subject to return is reduced by 1/36 for each month of continued employment. In addition, the Company agreed to pay the income tax withholding on behalf of the officers receiving the stock grants, and has accrued bonuses for such purpose.


NOTE 14: SUBSEQUENT EVENT

            In December, 2002, the Company entered into a $2,000,000 note payable agreement. The note is uncollateralized, has a four year term with principal due at the end of the term, bears interest at 12 percent per annum payable monthly, and includes warrants to purchase 2,000,000 shares of the common stock of the Company at $.50 per share and warrants to purchase 1,000,000 shares of the common stock of the Company at $.80 per share that expire in four years. The Company is obligated to register the common shares underlying these warrants for resale within 90 days of the loan closing.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    NAME                                  POSITION                          AGE
--------------------- --------------------------------------------------- ------

Eric A. Alden         Co-Chairman, President and Chief Executive Officer    42
Steve D. Gershick     Chief Financial Officer                               47
Lorne M. Pollock      Secretary, Vice President Underwriting and Director   34
Gary L. Primes        Vice President Information Systems and Director       44
James Lewis           Vice President Sales                                  43
Gordon Gregory        Director                                              49
Steven A. Fuld        Director                                              39
Harvey Bibicoff       Director                                              61


         Eric A. Alden, CPA, co-founded Case Financial, Inc. in 1998 and has served as Chief Executive Officer and Co-Chairman of the Company since March 2002. From 1997 - 1998, Mr. Alden served as acting Chief Financial Officer of Puritan Quartz, Inc., a turnaround situation where he provided financial management and business planning services as the company grew from $5 million to over $15 million per year in sales. From 1995 - 1996 he helped managed the turn-around of another financially distressed company, Creative Presentations, Inc., where he helped guide the company through reorganization with a emphasis on creating profitable divisions. Mr. Alden is a Certified Public Accountant. He holds a Bachelor of Science degree in Business and Accounting from California State University, Northridge.

         Steven D. Gershick, CPA, has served as Chief Financial Officer since August 2002. From April to August 2002, Mr. Gershick was a consultant to the Company. From October 1998 to August 2002 Mr. Gershick provided business planning and corporate finance consultancy services to several early stage and venture backed companies. From July 1992 (formation) to September 1998, Mr. Gershick was President and Chief Executive Officer of Spatializer Audio Laboratories, Inc., a publicly held corporation listed on the Nasdaq Small Cap. Mr. Gershick is a Certified Public Accountant and graduated Summa Cum Laude with a Bachelor of Science degree in Accounting from California State University, Northridge.

         Lorne M. Pollock, Esq., has served as a Director of the Company since May 2002, Secretary since June 2000 and Vice President Underwriting since June 2000. Prior to joining the Company, Mr. Pollock was a practicing attorney specializing in liability litigation for Wilson, Elser, Moskowitz, Edelman & Dicker from 1994 - 2000. Mr. Pollock graduated Magna Cum Laude with a Bachelor of Arts degree from McGill University, Montreal, Quebec, and he earned a Bachelor of Laws degree from Osgoode Hall Law School, Toronto, Canada. Mr. Pollock was admitted to the State Bar of California in 1992 and is licensed to practice before all state courts and the United States District Court for Central District of California.

         Gary L. Primes, has served as a Director since May 2002 and Vice President Information Systems since August, 2002. He provided independent business operations and information technology consulting services to the Company from October 2000 to August 2002. From June 1999 to August, 2002, Mr. Primes operated H.E.L.P. Technologies as an independent business operations consultancy. From 1994 to 1999 he served as General Manager for Puritan-Quartz Pharmaceuticals. Mr. Primes graduated with honors with a five-year Professional Bachelor of Architecture degree from California Polytechnic State University, San Luis Obispo.

         James R. Lewis joined the Company in April 1999 and has served as Vice President Sales since April 2001. From January to April 1999 he served as Vice President, Finance for the Mars Colony and from 1994 - 1999 Mr. Lewis was principal of Jonah International, providing research and business development services. Mr. Lewis is a candidate for Bachelor of Science, Finance and candidate for Bachelor of Arts, Communications from Regents College.

         Gordon Gregory has served as Co-Chairman of the Company since May 2002. Since 1989, Mr. Gregory has served Chairman and Managing Director of the investment banking firms Mosaic Capital LLC, affiliate Mosaic Capital Securities LLC and its predecessor company. Mr. Gregory earned a Bachelor of Arts degree in Economics from the University of Southern California, an MBA in Finance from the University of California, Berkeley and a Juris Doctorate from the University of California, Hastings College of the Law.

         Harvey Bibicoff has served as a Director of the Company since May 2002. Since 1981, he has served as Chairman of the Board of Directors and Chief Executive Officer of Bibicoff & Associates, Inc., consultants to publicly held companies for corporate marketing/strategic planning. From August 1991 through August 1997, Mr. Bibicoff served as Chairman of the Board of Directors of publicly held Harmony Holdings, Inc. He also served as Chief Executive Officer of Harmony Holdings from May 1996 - August 1997. Mr. Bibicoff received a Bachelor of Science degree Business and Finance from Bowling Green State University and he earned a Juris Doctorate degree from Columbia University School of Law in 1963 and was admitted to the practice of law in New York State that same year.

         Steven A. Fuld has served as a Director of the Company since May 2002. Mr. Fuld is a principal of The Skyline Group, a financial services firm he founded in 1985. He is also a principal of Creative Capital, Inc./The Skyline Group, the structured settlements division of the Skyline Group. Mr. Fuld did his undergraduate work in Finance and Insurance at California State University, Northridge. He earned the Chartered Life Underwriter and Chartered Financial Consultant designations from The American College in Bryn Mawr, Pennsylvania. Mr. Fuld also earned the Accredited Estate Planner designation from the National Association of Estate Planners and Councils.

COMPLIANCE WITH SECTION 16(a) OF THE ACT
----------------------------------------

         The members of the Board of Directors, certain executive officers of the Company and persons who hold more than 10% of the Company's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act which require them to file reports with respect to their ownership of common stock and their transactions in common stock. Based upon the copies of
Section 16(a) reports that the Company received from such persons for their 2002 fiscal year transactions in the common stock and their common stock holdings, the Company believes that the reporting requirements under Section 16(a) for such fiscal year were not met in a timely manner by certain of its executive officers, Board members and greater than ten-percent stockholders. The following schedule contains the required information for the last fiscal year:

                                       NUMBER OF
                       NUMBER OF    TRANSACTIONS NOT     NUMBER OF
      NAME            LATE REPORTS  REPORTED ON TIME  FAILURES TO FILE
--------------------  ------------  ----------------  ----------------
Lorne Pollock              1                1                --
Gary Primes                2                2                --
James Lewis                2                2                --
Steve Gershick             1                1                --
Steven Fuld                2                5                --
Harvey Bibicoff            2                3                --
Gordon Gregory             2                3                --
Eric Alden                 2                2                --

ITEM 10.  EXECUTIVE COMPENSATION

         The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the three other most highly compensated executive officers who were serving as such as of September 30, 2002 (collectively, the "Named Executive Officers"), each of whose aggregate compensation for fiscal year 2002 exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries for that fiscal year.

SUMMARY COMPENSATION TABLE
--------------------------

                                                                     LONG TERM
                                ANNUAL COMPENSATION             COMPENSATION AWARDS
                               ---------------------      ----------------------------------
                                                                              SHARES OF
                                                             OTHER          COMMON STOCK
       NAME           YEAR       SALARY       BONUS       COMPENSATION    UNDERLYING OPTIONS
       ----           ----       ------       -----       ------------    ------------------
Eric Alden            2002     $  84,050    $90,132(1)     $346,546(2)         87,500(3)
                      2001     $ 117,500         --              --                --
James Lewis           2002     $  77,796    $23,453(1)     $ 66,000(4)         25,000(3)
                      2001     $  68,612         --              --                --

     (1) Reimbursement for income taxes payable with respect to stock grants.
     (2) Represents the product of 787,500 shares of restricted stock that vested at September 30, 2002 times the closing price of $0.44 at September 30, 2002
     (3) Reflects the vested portion of options to purchase shares of common stock of the Company.
     (4) Represents the product of 150,000 shares of restricted stock that vested at September 30, 2002 times the closing price of $0.44 at September 30, 2002

OPTION GRANTS IN LAST FISCAL YEAR

                          NUMBER OF           PERCENT OF TOTAL
                          SECURITIES           OPTIONS GRANTED                          MARKET
                          UNDERLYING            TO EMPLOYEES         EXERCISE OR       PRICE ON        EXPIRATION
       NAME            OPTIONS GRANTED         IN FISCAL YEAR        BASE PRICE       GRANT DATE          DATE
       ----            ---------------         --------------        ----------       ----------          ----
Eric Alden                 525,000                  32.8%               $0.45            $0.55          3/15/12
James Lewis                225,000                  14.1%               $0.45            $0.45          5/24/12

AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR AND YEAR END OPTION HOLDINGS

                      SHARES                     NUMBER OF SECURITIES UNDER-               VALUE OF UNEXERCISED
                     ACQUIRED                     LYING UNEXERCISED OPTIONS               IN-THE-MONEY OPTIONS(1)
                        ON         VALUE        ------------------------------        ------------------------------
      NAME           EXERCISE     REALIZED      EXERCISABLE      UNEXERCISABLE        EXERCISABLE      UNEXERCISABLE
      ----           --------     --------      -----------      -------------        -----------      -------------
Eric Alden              --           --           87,500            437,500                --               --
James Lewis             --           --           25,000            200,000                --               --

     (1) Based on the closing price of $0.44 at September 30, 2002.

EMPLOYMENT AGREEMENTS
---------------------

         The Company is presently negotiating a three-year employment agreement with Eric Alden, the Chief Executive Officer and Co-Chairman of the Board of Directors, but there is presently no written employment agreement with Mr. Alden. The proposed employment agreement would expire on December 31, 2005, but would be renewed automatically for additional one year periods unless either the Company or Mr. Alden provide written notice to the other. Under the proposed employment agreement, the Company would pay Mr. Alden a base salary of $120,000 per year (with annual discretionary increases after July 31, 2005) as well as incentive compensation including stock options. The Company would also provide an automobile allowance in the amount of $12,000 per year to Mr. Alden. In anticipation of the terms of the employment agreement, the Company made a grant of 1,225,000 shares of common stock to Mr. Alden, of which 700,000 vested immediately and the balance are subject to three-year vesting. The Company would be obligated to pay Mr. Alden, on an annual basis, an amount sufficient to pay the federal and state income taxes on the restricted stock granted to him.. The Company would have the right to terminate the employment agreement only with cause. Mr. Alden would be able to terminate the agreement for good reason which would include the reduction of his salary below the stated amount, his assignment to any duties inconsistent with the stated duties and titles, or the Company requiring him to relocate more than 30 miles from Encino, California. If the Company would terminate the agreement without cause or if Mr. Alden would terminate the agreement for good reason, then the Company would pay Mr. Alden his base salary and benefits for at least 12 months or throughout the balance of the term of the agreement, whichever is longer. In the event of a termination due to a change in control of the Company, the Company would pay to Mr. Alden an amount equal to one and a half times his current salary plus one and a half times the sum of 100% of the target opportunity for that year and the contribution paid by the Company for the benefit of Mr. Alden to any 401(K) plan plus the present value of all vested and future benefits under a retirement plan assuming 18 months of continued employment from the date of termination. The Company anticipates that the employment agreement with Mr. Alden will be finalized in the near future on substantially the terms described above.

         The Company has entered into an employment agreement with the Chief Financial Officer, Steve Gershick on August 19, 2002. The agreement may be cancelled by either party on 30 days written notice. Under the employment agreement, the Company will pay Mr. Gershick a base salary of $144,000 per year. The Company may also, subject to Board discretion and certain performance objectives, pay Mr. Gershick a bonus of 50% of his base salary. Pursuant to the employment agreement, the Company made a grant of stock options to Mr. Gershick to purchase 500,000 shares of common stock at an exercise price of $0.45 per share. The options vest monthly over 36 months and expire 10 years from the date of grant. In the event of a change in control, 75% of Mr. Gershick's unvested options automatically vest. The Company must pay a severance benefit to Mr. Gershick equal to one month of base salary up to a maximum of 6 months based on the number of months of service. If the Company terminates Mr. Gershick without cause prior to January 1, 2003, then the Company shall pay Mr. Gershick 3 months of base salary. If the Company terminates Mr. Gershick without cause after December 31, 2002, then the Company shall pay Mr. Gershick 3 months of base salary and 50% of Mr. Gershick's unvested options shall automatically vest.

         The Company has entered into a 2 year employment agreement with the Vice-President Underwriting, Lorne Pollock. The agreement expires August 15, 2004. Under the employment agreement, the Company will pay Mr. Pollock a base salary of $90,000 per year with annual increases based on the cost of living index. Subject to Board discretion, the Company may pay Mr. Pollock a bonus not to exceed $30,000. The Company also made a grant of restricted stock to Mr. Pollock in the amount of 100,000 shares of common stock. The Company also made a grant of stock options to Mr. Pollock to purchase 150,000 shares of common stock at an exercise price of $0.45 per share. The options vest monthly over 36 months and expire 10 years from the date of grant. The employment agreement contains non-competition provisions relating to trade secrets, inventions and non-solicitation. The Company may terminate Mr. Pollock with and without cause. If the Company terminates Mr. Pollock without cause, the Company shall continue to pay Mr. Pollock his base salary then in effect for the remainder of the term and his options will continue to vest. If the Company terminates Mr. Pollock for cause, the Company shall only pay Mr. Pollock the base salary then in effect for the 30 day notice period and any unvested options shall terminate upon the termination date.

         The Company has entered into a 2 year employment agreement with the Vice-President Sales and Marketing, James Lewis. The agreement expires August 15, 2004. Under the employment agreement, the Company will pay Mr. Lewis a base salary of $80,000 per year with annual increases based on the cost of living index. Subject to Board discretion, the Company may pay Mr. Lewis a bonus not to exceed $50,000. The Company also made a grant of restricted stock to Mr. Lewis in the amount of 150,000 shares of common stock. The Company also made a grant of stock options to Mr. Lewis to purchase 225,000 shares of common stock at an exercise price of $0.45 per share. The options vest monthly over 36 months and expire 10 years from the date of grant. The employment agreement contains non-competition provisions relating to trade secrets, inventions and non-solicitation. The Company may terminate Mr. Lewis with and without cause. If the Company terminates Mr. Lewis without cause, the Company shall continue to pay Mr. Lewis his base salary then in effect for the remainder of the term and his options will continue to vest. If the Company terminates Mr. Lewis for cause, the Company shall only pay Mr. Lewis the base salary then in effect for the 30 day notice period and any unvested options shall terminate upon the termination date.

         The Company has entered into a 2 year employment agreement with the Vice-President Information Systems, Gary L Primes. The agreement expires August 15, 2004. Under the employment agreement, the Company will pay Mr. Primes a base salary of $90,000 per year with annual increases based on the cost of living index. Subject to Board discretion, the Company may pay Mr. Primes a bonus not to exceed $30,000. The Company also made a grant of restricted stock to Mr. Primes in the amount of 100,000 shares of common stock. The Company also made a grant of stock options to Mr. Primes to purchase 150,000 shares of common stock at an exercise price of $0.45 per share. The options vest monthly over 36 months and expire 10 years from the date of grant. The employment agreement contains non-competition provisions relating to trade secrets, inventions and non-solicitation. The Company may terminate Mr. Primes with and without cause. If the Company terminates Mr. Primes without cause, the Company shall continue to pay Mr. Primes his base salary then in effect for the remainder of the term and his options will continue to vest. If the Company terminates Mr. Primes for cause, the Company shall only pay Mr. Primes the base salary then in effect for the 30 day notice period and any unvested options shall terminate upon the termination date.

COMPENSATION OF DIRECTORS
-------------------------

         On June 7, 2002, the Board of Directors authorized the grant of options to the persons name below:

      NAME                               NUMBER OF SHARES UNDERLYING OPTIONS

Gordon Gregory                                       100,000
Harvey Bibicoff                                       50,000
Steven Fuld                                           50,000

         In each case, the options vest monthly over 12 months, expire 10 years from the date of grant and are exercisable at $0.45 per share.

         Also on June 7, 2002, the Board of Directors granted 125,000 shares of restricted stock to Harvey Bibicoff for past services to Case Financial, Inc.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 15, 2002 with respect to beneficial ownership of the outstanding shares of common stock of the Registrant by the Registrant's directors, executive officers and each person known by the Registrant to own in excess of 5% of the outstanding shares of common stock of the Registrant, and the directors and executive officers as a group. Unless otherwise specified, the address of all listed persons is 16000 Ventura Blvd, Suite 407, Encino, CA 91436. Beneficial ownership is determined in accordance with the SEC Rule 13d-3 and generally includes shares over which the holder has voting or investment power, subject to community property laws. All shares of common stock obtainable upon conversion of securities or exercise of stock options or warrants (including those that are not currently exercisable but will become exercisable within 60 days hereafter) are considered to be beneficially owned by the person holding the options or warrants for computing that person's percentage, but are not treated as outstanding for computing the percentage of any other person. Unless otherwise specified, each person below has personal and sole beneficial ownership of the shares of common stock:

                                                                  PERCENTAGE OF
  NAME OF BENEFICIAL OWNER                       NO. OF SHARES     OWNERSHIP(1)

Eric A. Alden                                     1,341,667(2)         8.6%
Steven D. Gershick                                   97,222(3)         0.6%
Lorne Pollock                                       125,000(4)         0.8%
Gordon Gregory                                      738,000(5)         4.7%
Harvey Bibicoff                                     270,000(6)         1.7%
Gary Primes                                         125,000(7)         0.8%
Steven Fuld                                         241,000(8)         1.5%
Jim Lewis                                           187,500(9)         1.2%
Directors and Executive Officers as a group       3,125,389(10)       19.6%
(8 persons)

Canadian Commercial Workers Industry               4,040,750(11)      21.1%
Pension Plan
125 Queens Plate Drive, Ste. 220 Etobicoke,
Ontario M9W 6V1

Old CFI, Inc.                                      2,620,000(12)      16.8%
15060 Ventura Boulevard, Suite 240
Sherman Oaks, CA   91403

1. Percentage of ownership is calculated based on 15,561,108 shares outstanding at December 15, 2002. The number of shares outstanding on such date for which certificates had been issued was 13,736,108. An additional 1,825,000 shares were considered outstanding on that date, but the certificates had not yet been issued and the shares were not carried on the records of the stock transfer agent.
2.       Includes 116,667 shares underlying stock options.
3.       Includes 97,222 shares underlying stock options.
4.       Includes 25,000 shares underlying stock options.
5.       Includes 50,000 shares underlying stock options.
6.       Includes 25,000 shares underlying stock options.
7.       Includes 25,000 shares underlying stock options.
8.       Includes 25,000 shares underlying stock options.
9.       Includes 37,500 shares underlying stock options.
10.      Includes 401,389 shares underlying stock options.
11. Includes 625,000 shares underlying warrants owned by this entity and 3,000,000 shares underlying warrants owned by I, F, Propco Holdings (Ontario) 32, Ltd., a wholly owned subsidiary of this entity.
12. Messrs. Alden and Bibicoff, directors of the Company, are also directors of this entity.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In August 1999, Old CFI issued promissory notes to the following persons in the following amounts: Gerald Lotterstein, a shareholder and director of Old CFI, Kaliber Management Corp., and Allan Kardell, a shareholder and director of Old CFI, $25,000, $250,000 and $1,000,000, respectively. At the time of issuance, Mr. Schwartz, a shareholder and director of Old CFI, was an owner and control person of Kaliber Management Corp. The monies provided by these lenders was used to fund investments in contracts and working capital. The notes bear interest at the rate of 18% per annum and were payable on demand. As of September 30, 2002, these notes were not a liability of the Company.

         From March 2000 to September 2000, Old CFI issued promissory notes to the following persons in the following amounts: Gerald Lotterstein, a shareholder and director of Old CFI, and Kaliber Management Corp., $110,000 and $350,000, respectively. At the time of issuance, Mr. Schwartz, a shareholder and director of Old CFI., was an owner and control person of Kaliber Management Corp. The monies provided by these lenders was used to fund investments in contracts and working capital. The notes bear interest at the rate of 18% per annum and were payable on demand. As of September 30, 2002, these notes were not a liability of the Company.

         From November 2000 to January 2001, Old CFI issued promissory notes to the following persons in the following amounts: Gordon Gregory, a shareholder of Old CFI, and director of the Company, Glen Gregory and Steven Fuld, a director of the Company, $100,000, $150,000, and $100,000, respectively. Glen Gregory is the brother of Gordon Gregory. At the time of issuance, Gordon Gregory was not a director of Old CFI or of the Company, and Mr. Fuld was not a director of Old CFI. or of the Company. Messrs. Fuld and Gregory became directors of the Company in May 2002. The monies provided by the three individuals was used to fund investments in contracts and working capital. The notes bear interest at the rate of 12% per annum and were payable on demand. As of September 30, 2002, these notes were not a liability of the Company.

         From May to June 2001, Case Financial Funding, Inc., a private company that is a wholly-owned subsidiary of Old CFI, issued promissory notes to the following persons in the following amounts: Francine Bibicoff, the spouse of Harvey Bibicoff a shareholder and director of the Company and a shareholder and director of Old CFI, Hillary Bibicoff, the daughter of Harvey Bibicoff, and James and Lydia Resnick, the in-laws of Sam Schwartz, a shareholder and director of Old CFI, $50,000, $50,000, and $200,000, respectively. The monies provided by these individuals was used to fund investments in contracts and working capital. The notes bear interest at the rate of 18% per annum and are due November 2003. As of September 30, 2002, these notes were not a liability of the Company.

         From January to November 2001, Old CFI issued 250,000 shares and paid $21,600 in cash to Mosaic Capital LLC in exchange for certain investment banking services. Gordon Gregory, the Co-Chairman of the Company, owns all of the membership interests in Mosaic Capital.

         From March 2001 to January 2002, Old CFI entered into split-funding agreements with the following persons in the following amounts: Hillary Bibicoff, the daughter of Harvey Bibicoff a shareholder and director of the Company and a shareholder and director of Old CFI, Harvey Bibicoff, and Lorne Pollock, the Vice President, Underwriting, secretary and director of the Company and then Vice President, Underwriting of Old CFI, $37,500, $100,000 and $5,000, respectively. The monies provided by these lenders was used to fund specifically identifiable investments in contracts. The repayment of advances was contingent on the settlement of those investments in contracts. If the settlements occurred, Old CFI owed the principal of the note together with 75% of the net income received by Old CFI from the contract to the lenders. As of September 30, 2002, these notes were not a liability of the Company.

         During the year ended December 31, 2001, the Company paid: (i) consulting fees of $35,913 to Sam Schwartz, who was a shareholder and director of Old CFI, and (ii) finder's fees in the amount of $52,500 to Kaliber Management Company, a company wholly owned by Sam Schwartz.

         During the year ended December 31, 2001, interest of $126,000 was charged by the members of Case Financial LLC for the use of their capital, $108,000 to Harvey Bibicoff, a shareholder and director of Old CFI and shareholder and director of the Company.

         In May 2002, the Company acquired from Harvey Bibicoff, a shareholder and director of the Company and Ruben Kitay, a shareholder of Old CFI and the step-parent of Eric Alden, the Chief Executive Officer and director of the Company, all of such person's interests in Case Financial, LLC in exchange for 150,000 shares of Company common stock and promissory notes. The Company issued promissory notes in the following amounts: Harvey Bibicoff, and Ruben Kitay, $600,000 and $100,000, respectively. The notes bear interest at the rate of 8% per annum payable monthly and are due on May 24, 2004 and May 23, 2005, respectively.

         In May 2002, the Company issued 480,000 shares of its common stock to Mosaic Capital, LLC in exchange for certain investment banking services. Gordon Gregory, the Co-Chairman of the Company, owns all of the membership interests in Mosaic Capital.

         From August to September 2002, the Company entered into split-funding agreements with the following persons in the following amounts: Harvey Bibicoff, a shareholder and director of the Company and shareholder and director of Old CFI, and Ruben Kitay, a shareholder of Old CFI and step-parent of Eric Alden, the Chief Executive Officer and director of the Company, $85,000 and $100,000, respectively. The monies provided by these lenders was used to fund specifically identifiable investments in contracts and working capital. The repayment of the advances was contingent on the settlement of certain investments in contracts. If the settlements occurred, the Company owed the principal of the note together with 75% of the net income received by the Company from the contract to the lenders.

         During the nine months ended September 2002, the Company earned $100,262 in service fees from Old CFI. pursuant to a service agreement entered into in connection with the asset purchase transaction. Eric Alden and Harvey Bibicoff, directors of the Company, are also directors of Old CFI.

         In May 2002 in connection with the asset purchase transaction, the Company acquired three promissory notes plus interest in the amount of $104,000, $156,000 and $108,000, respectively from three individuals: Gordon Gregory, the Co-Chairman of the Company, Glen Gregory, the brother of Gordon Gregory, and Steven Fuld, a director of the Company, in exchange for 208,000, 312,000 and 216,000 shares of common stock of the Company, respectively.

         During the nine months ended September 30, 2002, the accrued interest on the promissory notes of Old CFI acquired by the Company in connection with the asset purchase transaction in May 2002 was $79,000 inclusive of the notes acquired from Messrs. Gregory, Gregory and Fuld. Eric Alden and Harvey Bibicoff, directors of the Company, are also directors of Old CFI.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The exhibits listed on the attached Exhibit Index are filed as part of this report.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

         The Company's management, including the principal executive officer and principal financial officer, conducted an evaluation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, the Company's principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Case Financial, Inc.


                                        By: /s/ Eric A. Alden
                                            ------------------------------------
                                            Eric A. Alden, President and
                                            Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.


    SIGNATURE                        TITLE                            DATE
    ---------                        -----                            ----

/S/  ERIC A. ALDEN           Chairman of the Board,            December 30, 2002
-------------------------    President and Chief Executive
Eric A. Alden                Officer (Principal Executive Officer)


/S/  STEVEN D. GERSHICK      Chief Financial Officer           December 30, 2002
-------------------------    (Principal Accounting Officer)
Steven D. Gershick


/S/  LORNE POLLOCK           Secretary and Director            December 30, 2002
-------------------------
Lorne Pollock


/S/  GORDON GREGORY          Director                          December 30, 2002
-------------------------
Gordon Gregory


/S/  HARVEY BIBICOFF         Director                          December 30, 2002
-------------------------
Harvey Bibicoff


/S/  GARY PRIMES             Director                          December 30, 2002
-------------------------
Gary Primes


/S/  STEVEN FULD             Director                          December 30, 2002
-------------------------
Steven Fuld

                                 CERTIFICATIONS

         I, Eric A. Alden, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Case Financial, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 30, 2002


/s/ Eric A. Alden
--------------------------------------
[Signature]
President and Chief Executive Officer

         I, Steven D. Gershick, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Case Financial, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 30, 2002


/s/ Steven D. Gershick
--------------------------------------
[Signature]

                                 EXHIBIT INDEX


4.1 Warrant to Purchase 2,000,000 Shares of Common Stock Issued to I.F. Propco Holdings, 32 Ltd. dated December 12, 2002

4.2 Warrant to Purchase 1,000,000 Shares of Common Stock Issued to I.F. Propco Holdings, 32 Ltd. dated December 12, 2002

4.3 $2,000,000 Promissory Note of the Registrant issued to I.F. Propco Holdings 32 Ltd. dated December 12, 2002

10.1 Subscription Agreement between the Registrant and I.F. Propco Holdings 32 Ltd. dated December 12, 2002

10.2 Agreement relating to Board Representation between the Registrant and I.F. Propco Holdings 32 Ltd. dated December 12, 2002

10.3 Finders Fee Agreement between the Registrant and John Irvine and Michael Schaffer dated November 27, 2002

10.4 Employment Agreement between the Registrant and Lorne Pollock dated August 15, 2002

10.5 Employment Agreement between the Registrant and Steven Gershick dated August 19, 2002

10.6 Employment Agreement between the Registrant and Gary L. Primes dated August 15, 2002

10.7 Employment Agreement between the Registrant and James Lewis dated August 15, 2002

10.8 Consent to Sublease Agreement and Sublease between Kody Pappadato as sublessor and the Registrant as sublessee dated June 21, 2002

10.9 Investment Banking Services Agreement between the Registrant and Mosaic Capital LLC dated November 12, 2001

10.10 $600,000 Promissory Note of Case Financial Inc. issued to Harvey Bibicoff dated May 24, 2002

21.1     Subsidiaries of the Registrant