Form 10QSB
period 2002-12-31
CASE FINANCIAL INC
filed 2003-02-14
CIK 1096841

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

As of February 1, 2003 there were 15,561,108 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                                                            Page

                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS                                                 3
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.          10
Item 3.  CONTROLS AND PROCEDURES                                             21

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                   21
Item 2.  CHANGES IN SECURITIES                                               21
Item 6.  EXHIBITS, REPORTS ON FORM 8-K                                       22
SIGNATURES                                                                   22


Item 1. FINANCIAL STATEMENTS

                                     CASE FINANCIAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                   September 30, 2002 and December 31, 2002


                                                                          September 30,     December 31,
                                                                              2002              2002
                                                                          ------------      ------------

                               ASSETS                                                        (unaudited)
Cash                                                                      $   159,209       $ 1,444,167
Investments in contracts (net of allowance for contract losses of
  $228,902 at September 30, 2002 and $234,687 at December 31,
  2002)                                                                     1,224,199         1,477,243
Prepayments and other assets                                                   76,161           368,153
Receivables and other assets, related parties                                 341,266           307,236
Equipment, at cost, net of accumulated depreciation of $90,675
  at September 30, 2002 and $101,823 at December 31, 2002                      88,749            78,677
Notes receivable from affiliate                                               659,481           659,216
                                                                          ------------      ------------
      TOTAL ASSETS                                                        $ 2,549,065       $ 4,334,693
                                                                          ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                     $   369,656       $   452,490
Accrued compensation                                                          165,000                 -
Loans payable - related parties                                               985,000         1,178,500
Loans payable                                                                 150,000         2,260,000
                                                                          ------------      ------------
      TOTAL LIABILITIES                                                     1,669,656         3,890,990
                                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Common stock, par value $0.001 per share,
      100,000,000 shares authorized, 15,561,108 shares
       issued and outstanding at September 30, 2002 and December             3115,561            15,561
      Paid-in-capital                                                       7,602,378         7,722,209
      Accumulated deficit                                                  (6,738,531)       (7,294,067)
                                                                          ------------      ------------
      TOTAL STOCKHOLDERS' EQUITY                                              879,409           443,703
                                                                          ------------      ------------
      TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                           $ 2,549,065       $ 4,334,693
                                                                          ============      ============

                         See accompanying notes to consolidated financial statements.


                                  CASE FINANCIAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                          For the three months ended December 31, 2001 and 2002
                                               (unaudited)

                                                           Three Months       Three Months
                                                               ended              ended
                                                            December 31        December 31
                                                               2001                2002
                                                           -------------      -------------
REVENUE
     Contract fees                                         $    311,341       $    116,988
     Service fees, related parties                                   --             22,416
                                                           -------------      -------------

           TOTAL REVENUE                                        311,341            139,404
                                                           -------------      -------------

OPERATING EXPENSES
     Provision for losses on investments in contracts            27,064             16,525
     General and administrative                                 265,090            483,921
     Sales and marketing                                         78,670            143,772
                                                           -------------      -------------
        TOTAL OPERATING EXPENSES                                370,824            644,218
                                                           -------------      -------------
     LOSS FROM OPERATIONS                                       (59,483)          (504,814)

OTHER INCOME (EXPENSE)
     Interest income                                                  7              2,576
     Interest expense                                          (326,472)           (53,298)
                                                           -------------      -------------

        TOTAL OTHER INCOME (EXPENSE)                           (326,465)           (50,722)
                                                           -------------      -------------
     NET LOSS                                              $   (385,948)      $   (555,536)
                                                           =============      =============

     Net loss per common share - basic and diluted         $      (0.11)      $      (0.04)
     Weighted average number of common shares                 3,400,543         15,561,108

                       See accompanying notes to consolidated financial statements.


                                   CASE FINANCIAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the three months ended December 31, 2001 and 2002
                                                (unaudited)

                                                                             Three Months      Three Months
                                                                                 ended             ended
                                                                              December 31       December 31
                                                                                 2001              2002
                                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $  (385,948)      $  (555,536)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                 6,700            11,149
      Provision for losses on investments in contracts                            19,014            16,525
      Common stock and options for compensation                                  130,100            29,479
      Warrants issued for consulting services                                     20,282                --
      Warrants issued with debt                                                  113,575             1,882
      Changes in operating assets and liabilities
          (Increase) decrease in prepayments and other assets                      4,902          (169,493)
          Increase (decrease) in accounts payable and other liabilities          (15,046)          (82,165)
                                                                             ------------      ------------
          Net cash used in operating activities                                 (106,422)         (748,160)
                                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in contracts  -- advances                                       (348,031)         (652,000)
     Investment in contracts  -- collections                                     764,901           382,431
     Principal repayments on notes receivable from affiliate                       5,330               265
     Purchase of equipment                                                                          (1,078)
                                                                             ------------      ------------
          Net cash provided by (used in) investing activities                    422,199          (270,382)
                                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital lease principal payments                                                (9,107)               --
  Proceeds from borrowings                                                        12,500         2,573,500
  Repayments of borrowings                                                            --          (270,000)
                                                                             ------------      ------------
        Net cash provided by financing activities                                  3,393         2,303,500
                                                                             ------------      ------------
NET INCREASE IN CASH                                                             319,171         1,284,958

CASH - BEGINNING OF PERIOD                                                        49,264           159,209
                                                                             ------------      ------------

CASH - END OF PERIOD                                                         $   368,435       $ 1,444,167
                                                                             ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the 3 month period for
     Interest                                                                $   395,006       $    15,271
     Income taxes                                                            $        --       $     3,200

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
INVESTING AND FINANCING ACTIVITIES:
    Warrants issued with debt in December 2002                                        --       $    88,469

                        See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the three months ended December 31, 2001 and 2002

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

                 Basis of presentation:

                     Through May 24, 2002, the combined financial statements include the accounts of Case Financial, Inc., its wholly owned subsidiary, Case Financial Funding, Inc. and Case Financial, LLC, a company related through common ownership ("Old Case"). The accompanying financial statements also include the accounts of Case Financial Inc. and its subsidiaries Case Financial, LLC , and Case Capital Corporation subsequent to the merger (May 24, 2002) through December 31, 2002. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

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

                                                                     (Continued)

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the three months ended December 31, 2001 and 2002

                 Loss per common share:

                     Basic and diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for each of the periods presented. The weighted average number of common shares outstanding for computing the basic and diluted loss per common share was 3,400,543 for the three months ended December 31, 2001, and 15,561,108 for the three months ended December 31, 2002. The weighted average number of common shares outstanding does not include 7,375,000 options and warrants outstanding at December 31, 2002 because they are antidilutive.

NOTE 2:  INVESTMENTS IN CONTRACTS

                 Amounts advanced relating to the Company's investments in contracts range from 3.5% to 15% of the plaintiff's claims.

                 At September 30, 2002 and December 31, 2002, investments in contracts, net of allowance for contract losses, were $1,224,199 and $1,477,243, respectively. Management reviews each case prior to making an advance.

                 The Company records fee income upon receipt of cash after the case is settled or adjudicated. Based on historical data, at December 31, 2002, the Company estimates that unrecorded fee income on all outstanding investments in contracts approximates $1,550,000. However, no assurance can be given that these amounts will be eventually realized. This estimate is based on historical performance and includes a provision for settlements at amounts less than contracted fees.

                 A summary of the activity in investments in contracts
                (excluding the allowance for contract losses) is as follows:

                     Balance at October 1, 2002                     $ 1,453,101

                     New advances                                       652,000
                     Collections                                       (382,431)
                     Write-offs due to uncollectibility                 (10,740)
                                                                    ------------
                     Balance at December 31, 2002                   $ 1,711,930
                                                                    ============

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the three months ended December 31, 2001 and 2002

NOTE 3:  NEW DEBT FINANCING

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

                 On December 5, 2002, the Company received $50,000 from the issuance of 9.85%, three year convertible subordinated promissory notes, pursuant to a private placement dated September 20, 2002 of up to $2.0 million notes. The promissory note is convertible into common stock of the Company at the election of the note holder at the conversion price of $1.00 per share. In addition, each $25,000 note payable includes warrants to purchase 12,500 shares of common stock of the Company at $0.60 per share that expire in 3 years

                 During the quarter ended December 31, 2002, the Company increased its obligation under 3rd party investments by $253,500 as follows:

                        Balance at October 1, 2002              $  285,000

                        New 3rd party advances                     523,500
                        Repayments                                (270,000)
                                                                -----------
                        Net increase                               253,500
                                                                -----------
                        Balance at December 31, 2002            $  538,500
                                                                ===========

NOTE 4:  CONTINGENCY

                 The Company is a "nominal" defendant in a shareholders' derivative action entitled Donner Management Company, a Nevada Corporation; Charles Greer, an individual; and Norman Schwartz, an individual; Plaintiffs v. Asia Web Holdings, Inc., a California corporation, Nominal Defendant; Michael Schaffer, a former officer of Asia Web, and other unnamed defendants. The Plaintiffs, as shareholders of Asia Web and the Company, have sued the individual defendants alleging that they converted to personal use certain corporate assets and are seeking to have the individual Defendants return the assets to the Company. The Company is only a "nominal" defendant and no relief is being sought against the Company in this action. Notwithstanding its position as a nominal defendant, the Company may, in the event the defendant ultimately prevails in such litigation, be required to reimburse the defendant Michael Schaffer for some or all of the legal costs incurred by him in defending the action as a former officer of Asia Web. The amount of such cost reimbursement, if required, could exceed $100,000.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the three months ended December 31, 2001 and 2002

NOTE 5:  SUBSEQUENT EVENT

                 Effective January 1, 2003, two accredited investors converted their investment in the Company by exchanging 3 year, 9.85% per annum promissory notes for 4 year, 12% per annum promissory notes issued by the Company. The principal amount of the promissory notes was $200,000. As part of the conversion, the Company cancelled 3 year warrants to purchase 100,000 shares of common stock at $0.65 per share, and issued 4 year warrants to purchase: (i) 200,000 shares of common stock at an exercise price of $0.50 and (ii) 100,000 shares of common stock at an exercise price of $0.80 to the two investors. The Company also agreed to register the common stock underlying the warrants in a registration statement filed under the Securities Act of 1933, as amended. The Company did not pay any commission or remuneration to any person in connection with the exchange.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

FORWARD LOOKING STATEMENTS

         The following "Management's Discussion and Analysis or Plan of Operation" includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking and are made pursuant to the Act. In particular, any statements made in this Form 10-QSB regarding industry prospects or the Company's future results of operations or financial position are forward-looking statements. Forward-looking statements reflect the Company's current expectations and are inherently uncertain. The forward-looking statements contained herein are subject to a variety of risks and uncertainties, including those discussed below under the heading "Factors That May Affect Future Results" and elsewhere in this Quarterly Report on Form 10-QSB, that could cause actual results to differ materially from those anticipated by the Company's management. The Company's actual results may differ significantly from the Company's expectations.

OVERVIEW

         Case Financial, Inc. was incorporated in the State of California in 1998 and took over the net assets, primarily cash, of Asia Web Holdings, Inc. ("Asia Web") by way of a reverse acquisition completed on May 24, 2002. Case Financial Inc. and Subsidiaries ("Case" or the "Company") provide litigation funding services to attorneys and plaintiffs involved in personal injury and other lawsuits. The Company performs an internal underwriting as to the merits of each case, the likelihood of success, and the estimated settlement value. The Company's investment decision and the pricing of its fees are based on this risk analysis and its estimate of settlement timing. The investments are made in the form of non-recourse cash advances where the investment and fees are collateralized by the proceeds of each legal settlement and are repaid when a case is settled or favorably adjudicated in court. Operations are conducted from leased premises in Sherman Oaks.

         Through May 24 2002, the combined financial statements include the accounts of Case Financial, Inc., its wholly-owned subsidiary, Case Financial Funding, Inc. and Case Financial LLC, a company related through common ownership ("Old Case"). Prior to the merger, Case Financial, Inc. is referred to as "Old CFI". The accompanying financial statements also include the accounts of Case Financial Inc. and its wholly owned subsidiaries Case Financial, LLC and Case Capital Corporation subsequent to the merger (May 24, 2002) through December 31, 2002. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

         As a result of the transaction, Asia Web changed its name to Case Financial, Inc. and continued the business of the Company. Asia Web has not had any significant operations since its fiscal year ended August 31, 2001. The Company also changed its year end from December 31 to September 30.

         Reverse Acquisition
         -------------------

         On March 12, 2002, Old CFI entered into an Asset Purchase Agreement ("Agreement") whereby Old CFI agreed to sell certain assets, including its business operations, to Asia Web for 3,100,000 shares of Asia Web's common stock, including an investment banking fee of 480,000 shares valued at $216,000. In addition, Asia Web agreed to purchase up to $2,500,000 of promissory notes owned by note holders of Old CFI in exchange for 5,000,000 shares of Asia Web common stock valued at $0.50 per share for the 60 days following closing of the transaction. As of the closing date, Asia Web and these note holders exchanged 1,750,700 shares of Asia Web common stock for notes receivable from Old CFI in the amount of $835,000 plus accrued interest of $40,350. These notes are unsecured, due on demand, accrue interest at 12 to 18 percent per annum, and are subordinate to $2,536,000 in secured indebtedness of Old Case. In addition, Asia Web purchased 100% of the members' interest in Case Financial, LLC for 150,000 common shares valued at $67,500 and $700,000 in 8% subordinated promissory notes. The transaction was completed on May 24, 2002 at which time the Company acquired approximately $1,400,000 cash from Asia Web, and assumed liabilities in excess of other assets received of approximately $109,000. At closing, Old CFI retained its investments in contracts of $1,889,000 along with $4,890,000 related indebtedness and other liabilities. In addition, Old CFI entered into a service agreement with the Company to manage its portfolios for a fee equal to 15 percent of gross amounts collected on its behalf. At the closing, shareholders and note holders of Old Case owned approximately 44% of the then outstanding common stock of the Company.

RESULTS OF OPERATIONS

Results of Operations for the three months ended December 31, 2002 compared with the three months ended December 31, 2001
---------------------------------------------------------------------------

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

         Total Revenue

         Total revenues consisting of contract fees and service fees aggregated $139,404 in the three months ended December 31, 2002 compared with total revenues of $311,341 for the three months ended December 31, 2001, a decrease of $171,937.

         Contract Fees

         Contract fee revenues were $116,988 in the three months ended December 31, 2002 compared with $311,341 for the three months ended December 31, 2001. Accordingly, contract fees decreased by $194,353 for the three months ended December 31, 2002 as compared with the three months ended December 31, 2001

         The decrease in contract fee revenue for the three months ended December 31, 2002 is attributable to the retention by Old Case of $1,888,644 of investments in contracts not acquired in the reverse acquisition. In addition, the Company made the majority of its new advances subsequent to May 24, 2002 with capital provided by the reverse acquisition, which will not generate contract fee revenue until the underlying cases resolve in future periods. At December 31, 2002, the Company estimates that unrecorded fee income on outstanding investments in contracts (i.e. open cases not yet resolved) approximated $1,550,000, which the Company expects will resolve within the next 12-15 months. This estimate is based on historical performance and includes a provision for losses and settlements at amounts less than contracted fees.

         Service Fees

         Service fee revenues were $22,416 in the three months ended September 30, 2002. There was no comparable revenue for the three months ended December 31, 2001.

         Service fees are based upon collections from the portfolios under management, and are a function of their value (consisting of the principal amount of investment in contracts plus accrued contract fee income upon settlement or adjudication). At December 31, 2002 the future service fee income is estimated to be $540,000 over the subsequent 18-24 months as the cases are settled or adjudicated.

         Operating Costs and Expenses:
         -----------------------------

         Operating costs and expenses consist of provision for losses on investments in contracts, general and administrative expenses, sales & marketing expenses, and merger compensation costs.

         Provision for Losses on Investments in Contracts

         Fee income is recognized when a case is settled or favorably adjudicated. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed or settled for an amount less than the Company's investment. The Company has established an allowance for investments in contracts that may become uncollectible. The allowance for contract investment losses is maintained at a level, which in management's judgment, is adequate to absorb losses in the contract investment portfolio. The amount of the allowance is based on a loss rate which exceeds the amount actually experienced on resolved cases.

         The provision for losses on investments in contracts was $16,525 for the three months ended December 31, 2002 as compared with $27,064 for the three months ended December 31, 2001. Accordingly, the provision for losses on investments in contracts decreased by $10,539 for the three months ended December 31, 2002 as compared with the three months ended December 31, 2001.

         The balance of investments in contracts (without regard to the reserve for contract losses) decreased $590,731, to $1,771,930 at December 31, 2002 from $2,352,661 at December 31, 2001, principally as a result of the retention by Old Case of $1,889,000 investments in contract in connection with the reverse acquisition. The decrease in the provision for losses on investments in contracts is directly related to this reduction in outstanding balance of investments in contracts.

         General and Administrative

         General and administrative costs and expenses were $483,921 for the three months ended December 31, 2002 as compared with $265,090 for the three months ended December 31, 2001. Accordingly, general, and administrative expenses increased by $218,831 for the three months ended December 31, 2002 as compared with the three months ended December 31, 2001.

         The increase in general and administrative costs and expenses for the three months ended December 31, 2002 as compared with the three months ended December 31, 2001 is primarily attributable to salaries for accounting services, auditing and legal costs in connection with the annual audit and 10K-SB filing for the new fiscal year end of September 30, 2002.

         Sales and Marketing

         Sales and marketing expenses were $143,772 for the three months ended December 31, 2002 as compared with $78,670 for the three months December 31, 2001. Accordingly, sales and marketing expenses increased $65,102 for the three months ended December 31, 2002 as compared with the three months ended December 31, 2001. The increase results primarily from of an increase in focus of the Company on its sales and marketing processes, attendance at trade shows and conventions, an increase in sales personnel, and expanded development of its product offerings.

         Other Income (Expense):
         -----------------------

         Interest Income

         Interest income was $2,576 for the three months ended December 31, 2002, as compared with $7 during the nine months ended December 31, 2001. Accordingly, interest income increased $2,569 for the three months ended December 31, 2002 as compared with the three months ended December 31, 2001.

         In each period, interest income is derived principally from interest earned on bank deposits. Cash in banks increased during the period as a result of the reverse acquisition and new debt financings. For the three months ended December 31, 2002, interest income includes earnings on cash in banks and interest income received on investment in contracts settled for an interest bearing promissory note. No interest income is accrued on the notes receivable from affiliate for the period subsequent to September 30, 2002.

         Interest Expense

         Interest expense was $53,298 for the three months ended December 31, 2002, as compared with $326,472 during the three months ended December 31, 2001. Accordingly, interest expense decreased $273,174 for the three months ended December 31, 2002 as compared with the three months ended December 31, 2001.

         The decrease in interest expense for the three months ended December 31, 2002 compared with the three months ended December 31, 2001 results primarily from the retention by Old Case of $4,352,700 of high interest rate debt, replaced with the issuance of $700,000, 8% promissory notes occurring in connection with the reverse acquisition. This reduction was partly offset by the amortization of prepaid interest incurred in connection with the acquisition of Case Financial, LLC, and of interest accrued on $200,000 of 9.85% notes and $2,000,000 of 12% notes.

         Liquidity and Capital Resources:
         -------------------------------

         The Company's balance sheet at December 31, 2002 reflects cash of $1,444,167 an increase of $1,284,958 during the quarter from $159,209 at September 30, 2002, as compared with an increase of $319,171 in the three months ended December 31, 2001. Net cash used in operating activities was $748,160 for the three months ended December 31, 2002 and $106,422 for the three months ended December 31, 2001.

         The Company completed the reverse acquisition on May 24, 2002 which provided approximately $1,400,000 in new capital. In connection with that transaction, the Company also reduced its then outstanding 15%-18% debt by $3,500,000, from $4,200,000 at December 31, 2001 to $2,900,000 of 8%-12% debt at
December 31, 2002.

         The Company made contract advances for the three months ended December 31, 2002 of $652,000, an increase of $303,969 compared with $348,031 for the three months ended December 31, 2001. In addition, the Company collected $382,431 on resolved cases for the three months ended December 31, 2002, compared with $764,901 for the three months ended December 31, 2001. Since case resolutions typically average 9-15 months from date of advance, and the majority of the 2002 advances were made subsequent to the reverse acquisition in May, 2002, their collection and resultant revenue was not expected to be significant in the current three months ended December 31, 2002.

         On December 5, 2002, the Company received $50,000 from the issuance of 9.85%, three year convertible subordinated promissory notes, pursuant to a private placement dated September 20, 2002 of up to $2.0 million notes. The promissory note is convertible into common stock of the Company at the election of the note holder at the conversion price of $1.00 per share. In addition, each $25,000 note payable includes warrants to purchase 12,500 shares of common stock of the Company at $0.60 per share that expire in 3 years.

         On December 12, 2002, the Company closed a $2.0 million long-term debt financing with an institutional investor. The terms of the promissory note call for interest at 12% per annum payable monthly beginning April 1, 2003, with principal due at maturity on December 12, 2006. In addition, the note includes warrants to purchase 2,000,000 shares of the common stock of the Company at $0.50 per share and warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 per share that expire in 4 years. The Company also agreed to register the common stock underlying the warrants in a registration statement filed under the Securities Act of 1933, as amended.

         During the quarter ended December 31, 2002, the Company increased its obligation under 3rd party investments by $253,500 as follows:

                     Balance at October 1, 2002                     $   285,000

                     New 3rd party advances                             523,500
                     Repayments                                        (270,000)
                                                                    ------------
                     Net increase                                       253,500
                                                                    ------------
                     Balance at December 31, 2002                   $   538,500
                                                                    ============

         The Company does not have any material capital expenditure commitments as of December 31, 2002.

         The current cash balance should, when combined with the anticipated contract fee income on the Company's portfolio of investments, and anticipated service fee income from the management of the Old Case portfolios, be sufficient to finance the Company's operations for at least the next 12 months.

         The Company is actively pursuing additional placements of debt or equity securities.

FACTORS THAT MAY AFFECT FUTURE RESULTS

THE COMPANY'S CASH FLOW IS DEPENDANT ON A LENGTHY COLLECTION CYCLE AND FACTORS BEYOND ITS CONTROL THAT MAY REQUIRE THE COMPANY TO OBTAIN INTERIM FINANCING

         The Company must wait for a long period of time to collect money from judgment recoveries after it advances money. Based on the Company's experience claims take an average of 15 months to resolve. The Company has been making efforts to reduce that time and believes that it has been successful in such efforts. However, once the Company advances the money, the collection cycle is out of the Company's control. Accordingly, the Company must use other funds to pay for its overhead expenses. Should recoveries take longer than the Company planned, the Company may have to seek interim financing to meet its expenses. There can be no assurance that in such an event the Company could find such financing or that, if it could, the financing would be available on satisfactory terms.

THE COMPANY'S RESULTS MAY BE VOLATILE DUE TO THE UNCERTAINTY OF LITIGATION OUTCOMES

         The Company's business is dependent on litigation outcomes and the judgments rendered in connection with such outcomes and settlements of claims. Settlements are in turn dependent upon perceived probabilities of litigation outcomes and the attending judgments. However, litigation entails greater or lesser degrees of uncertainty. Such uncertainties include uncertainty as to the assessment of the credibility of witnesses, the trier of fact's perception of counsel, the assessment of fault, the legal nature of the claim and the amount of damages. Although the Company seeks to weigh such uncertainties when it makes the underwriting decision, there can be no assurance that the outcome of any given litigated claim will be as predicted whether or not the probabilities were correctly assessed. The vagaries of litigation may result in judgments against the Company's interests, settlements for lower amounts than predicted, or failures to reach settlements. Although the Company maintains reserves for contract losses which management believes are adequate, such outcomes would have a negative impact on the Company's business, prospects and results of operations.

THE COMPANY IS A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY AND LACK OF PROFITABILITY

         The Company was formed in 1998 and, therefore, has a limited operating history. In addition, the Company has incurred operating losses in every quarter since inception. The Company is subject to the risks and uncertainties usually encountered by early-stage companies. These risks include risks that the Company cannot attract, train or integrate into the business organization qualified personnel, risks that fluctuations in operating results will be significant as the Company develops and tests business practices, and risks that the Company will fail to properly manage growth and expansion, if and when it occurs.

THE COMPANY'S INABILITY TO COLLECT UPON JUDGMENT, ON A TIMELY BASIS OR AT ALL, WILL HAVE A NEGATIVE IMPACT ON ITS BUSINESS

         The Company may not be able to collect upon the judgment recovery when and if it is paid to the plaintiff, or the Company may not be able to collect without bringing a legal action against the former plaintiff. Either event, the failure to collect or the necessity of legal action to collect can have an adverse impact on the Company's business, prospects and results of operations.

THE COMPANY'S ABILITY TO EXPAND IS LIMITED BY JURISDICTIONAL LIMITATIONS

         Not all states allow advances to attorneys and plaintiffs. Some jurisdictions do not allow maintaining, supporting, promoting or assisting another person, with money or otherwise, to prosecute a lawsuit. The practice is referred to as "maintenance." Similarly, the bargain between a stranger and a party to a lawsuit by which the stranger pursues the party's claim in consideration of receiving part of any judgment proceeds may be a form of "maintenance" and may not be permitted in some jurisdictions. The Company's ability to grow and expand the Company's business may be limited to specific jurisdictions. The Company's inability to expand beyond such jurisdictions may negatively impact its business, prospects and results of operations.

COURTS MAY DEEM THE COMPANY'S ADVANCES TO BE LOANS RESULTING IN LIMITATIONS ON HOW THE COMPANY DOES BUSINESS

         The Company does not loan money to plaintiffs. The recovery agreement between the Company and the individual or law firm receiving the advance clearly states that the advance is not a loan, and that it is not be repaid if the lawsuit is lost. Accordingly, the Company believes that it is not subject to various laws and regulations that constrain lending activities. However, there can be no assurance that a court in any jurisdiction in which the Company pursues its business would not examine the Company's activities and come to the conclusion that the Company was in fact lending money to plaintiffs. One result of such a conclusion by a court would be that the rate of return on the Company's advances may exceed the rates of return permitted by law. Such a conclusion would make the Company's agreements with plaintiffs voidable, subject the Company to fines or other sanctions or otherwise negatively impact the Company's business, prospects or results of operations.

THE COMPANY HAS LIMITED UNDERWRITING EXPERIENCE AND INFORMATION ON WHICH TO BASE ITS OPERATIONS FACTORS THAT MAY MAKE IT MORE DIFFICULT TO EVALUATE THE COMPANY'S BUSINESS AND RESULTS

         The Company has only four years of precedents upon which to base its operations. The Company also has only four years of experience underwriting risks. While the Company believes that the time spent in the past four years refining its underwriting procedures allows it to evaluate the plaintiffs and cases to whom it advances money, there is no extensive history in underwriting upon which the Company or investors may rely. Although the Company makes comparisons to other claims and is compiling a database to assist the Company's underwriting procedures, the Company does not have an extensive database upon which it can make the Company's underwriting decisions. Underwriting decisions made on incomplete or inaccurately assessed information may lead to lower rates of claims recovery and may have an adverse impact on the Company's business and results of the Company's operations.

IN ORDER TO SUCCEED THE COMPANY MUST EDUCATE CUSTOMERS ABOUT ITS SERVICES

         The Company only has a four-year history of operations upon which it can rely with regard to both the nature of the service it provides and its ability to provide that service. Through the Company's sales efforts the Company must educate its consumer base with regard to its business. Unlike other financial services, the Company's services are not well known in the general population. Therefore, the Company cannot give any assurances that it will be successful in educating potential consumers about its services and especially educating consumers about its services in a manner that will be attractive to consumers. A failure to so educate consumers may hamper the Company's sales efforts and have an adverse impact on the Company's business, prospects and results of operations.

TORT REFORM IN THE FORM OF LEGISLATED RESTRICTIONS ON PLAINTIFF'S ABILITY TO SUE WOULD NEGATIVELY AFFECT THE COMPANY'S BUSINESS

         In addition to the uncertainties inherent in litigation, tort reform may negatively impact the Company's business. The legislatures in any of the jurisdictions where the Company operates may pass legislation that restricts a plaintiff's ability to sue. Such restrictions may be in the form of altering or eliminating claims that may be heard in court or changing statutes of limitation or the periods of time plaintiffs have to make a claim. These or other restrictions on the right to sue may limit the market for the Company's services and negatively impact the Company's business, prospects and results of operations. Legislatures could also limit the amounts that could be recovered for specific claims. Such limitations, if enacted, could negatively impact the Company's business, prospects and results of operations.

THE COMPANY'S NEED FOR INFORMATION ABOUT A CASE MAY HAVE A NEGATIVE IMPACT ON ITS OUTCOME

         The Company's need for information about a case may result in an adverse outcome of the case. In general, communications between a client and the client's attorney are privileged. However, the Company requires information to assess the case. While in the course of obtaining the information the Company requires, the Company strives to keep such communications privileged and confidential, a court may determine that such communications with the Company are not privileged. If the privileged information given to the Company may be discovered by the defendant such information may be used against the client. Either situation, the inability to obtain privileged information the Company needs to assess the case, or making privileged information discoverable to the defendants, increases the likelihood of outcomes which would be adverse to the Company's business, prospects and results of operations.

A SIGNIFICANT PORTION OF THE COMPANY'S STOCKHOLDER'S EQUITY IS REPRESENTED BY NOTES RECEIVABLE FROM AN AFFILIATE THAT IS IN TURN LINKED TO THE PRICE OF THE COMPANY'S COMMON STOCK AND THE AFFILIATE'S ABILITY TO COLLECT ON CERTAIN INVESTMENTS

         Notes receivable from an affiliate, and the accrued interest on such notes, in the amount of $738,639 are a significant element of the stockholders' equity on the Company's balance sheet as of December 31, 2002. The ability of the affiliate to pay these notes and interest is dependent, in part, on the collection of the principal and contract fee income from the investments in contracts that were retained and the amount realizable on the Company's common stock that was received by the affiliate in the reverse acquisition. Accordingly, any adverse change in either the affiliate's ability to collect on such investments in contracts or the value of the Company's stock will have a negative impact the on the Company's business, prospects and results of operation.

THE COMPANY'S BUSINESS MAY BE COPIED BY COMPETITORS AS THERE ARE FEW IF ANY BARRIERS TO COMPETITION

         Other than an expertise in assessing underwriting risks and the Company's database, the Company's business is not dependent upon proprietary information. Accordingly, there are no substantial barriers to potential competitors. The Company may not be able to compete successfully against current or future competitors. In addition, competition may drive down the return on the Company's advances. Given the risks inherent in the Company's business, a reduction in the rate of the Company's return may impact the viability of the Company's business model. There is no assurance that the Company may be able to compete successfully against others who offer similar services or that such competition may not reduce the rate of return the Company receives for its advances.

THE COMPANY'S BUSINESS IS DEPENDENT ON KEY PERSONNEL

         The Company's future performance depends on the service of key personnel such as Eric Alden, Chief Executive Officer, Lorne Pollock, Vice President Underwriting, and Gary Primes, Vice President of Operations and Chief Information Officer and the Company's ability to attract, train, and retain additional underwriting, technical, marketing, customer support, and management personnel. The loss of one or more key employees could negatively impact the Company. There can be no assurance that the Company will retain key employees, or attract and retain other needed personnel.

EXERCISE OF OPTIONS AND WARRANTS WILL DILUTE EXISTING STOCKHOLDERS AND COULD DECREASE THE MARKET PRICE OF COMPANY COMMON STOCK.

         As of January 1, 2003, the Company had issued and outstanding 15,561,108 shares of common stock, outstanding options to purchase 2,100,000 additional shares of common stock, and warrants to purchase 5,475,000 additional shares of common stock. The existence of such options and warrants may adversely affect the market price of the Company's common stock and the terms under which the Company obtains additional equity capital.

COMPANY COMMON STOCK IS LISTED ON THE OVER-THE-COUNTER (OTC) BULLETIN BOARD, WHICH MAY MAKE IT MORE DIFFICULT FOR STOCKHOLDERS TO SELL THEIR SHARES AND MAY CAUSE THE MARKET PRICE OF COMPANY COMMON STOCK TO DECREASE.

         Because the Company's common stock is listed on the OTC Bulletin Board, the liquidity of the common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media, if any, of the Company. As a result, prices for shares of the Company's common stock may be lower than might otherwise prevail if the Company's common stock was traded on NASDAQ or a national securities exchange, like the American Stock Exchange.

THE COMPANY'S STOCK PRICE MAY BE VOLATILE AND AN INVESTMENT IN SUCH COMMON STOCK COULD SUFFER A DECLINE IN VALUE.

         The market price of the Company's common stock may fluctuate significantly in response to a number of factors, some of which are beyond the Company's control. These factors include:

         o government regulatory action affecting the Company's services or competitors' services;
         o        actual or anticipated fluctuations in operating results;
         o        the loss of key management or other personnel;
         o        the loss of major customers;
         o        the outcome of any future litigation;
         o        broad market fluctuations; and
         o        economic conditions in the United States or abroad.

THE COMPANY'S CHARTER DOCUMENTS AND DELAWARE LAW MAY HAVE THE EFFECT OF MAKING IT MORE EXPENSIVE OR MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE, OR TO ACQUIRE CONTROL, OF THE COMPANY.

         The Company's certificate of incorporation makes it possible for the Company's Board of Directors to issue preferred stock with voting or other rights that could impede the success of any attempt to change control of the Company. Delaware Law prohibits a publicly held Delaware corporation from engaging in certain business combinations with certain persons, who acquire the Company's securities with the intent of engaging in a business combination, unless the proposed transaction is approved in a prescribed manner. This provision has the effect of discouraging transactions not approved by the Company's Board of Directors as required by the statute which may discourage third parties from attempting to acquire or to acquire control of the Company even if the attempt would result in a premium over market price for the shares of common stock held by the Company's stockholders.

Item 3.  CONTROLS AND PROCEDURES

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

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

         Asia Web and some of its former officers and directors filed a complaint in the Superior Court of the County of San Diego on January 16, 2002 against a law firm and several individuals. The law firm provided legal services to Asia Web. The complaint sought damages of up to $1 million for legal malpractice committed by the defendants. Current management intends to continue the lawsuit on behalf of the Company. The lawsuit is currently in the discovery phase.

         The Company is a "nominal" defendant in a shareholders' derivative action entitled Donner Management Company, a Nevada Corporation; Charles Greer, an individual; and Norman Schwartz, an individual; Plaintiffs v. Asia Web Holdings, Inc., a California corporation, Nominal Defendant; Michael Schaffer, a former officer of Asia Web, and other unnamed defendants. The Plaintiffs, as shareholders of Asia Web and the Company, have sued the individual defendants alleging that they converted to personal use certain corporate assets and are seeking to have the individual Defendants return the assets to the Company. The Company is only a "nominal" defendant and no relief is being sought against the Company in this action. Notwithstanding its position as a nominal defendant, the Company may, in the event the defendant ultimately prevails in such litigation, be required to reimburse the defendant Michael Schaffer for some or all of the legal costs incurred by him in defending the action as a former officer of Asia Web. The amount of such cost reimbursement, if required, could exceed $100,000.

Item 2. CHANGES IN SECURITIES

         Effective January 1, 2003, two accredited investors converted their investment in the Company by exchanging 3 year, 9.85% per annum promissory notes for 4 year, 12% per annum promissory notes issued by the Company. The principal amount of the promissory notes was $200,000. As part of the conversion, the Company cancelled 3 year warrants to purchase 100,000 shares of common stock at $0.65 per share, and issued 4 year warrants to purchase: (i) 200,000 shares of common stock at an exercise price of $0.50 and (ii) 100,000 shares of common stock at an exercise price of $0.80 to the two investors. The Company also agreed to register the common stock underlying the warrants in a registration statement filed under the Securities Act of 1933, as amended (the "Act"). The Company did not pay any commission or remuneration to any person in connection with the exchange. The issuance and conversion of the promissory notes was exempt from the registration provisions of the act pursuant to Section 3(a)(9) and Section 4(2) thereof.

         On December 12, 2002, the Company issued and sold one Unit to one institutional, accredited investor for a total of $2 million. The Unit consisted of a promissory note in the amount of $2 million bearing interest at the rate of 12% per annum and warrants to purchase: (i) 2 million shares of common stock at an exercise price of $0.50, and (ii) 1 million shares of common stock at an exercise price of $0.80 per share. The Company paid a finder's fee in the amount of $225,000 (10% of amount financed plus unaccountable expenses of $25,000), payable in 3 annual installments as well as warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $0.50 per share. The finder's warrants expire 4 years from the date of grant. No forms of general solicitation or advertising were used in connection with the sale and issuance of the Unit. The issuance and sale of the Unit was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         99.1 Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(b)      REPORTS ON FORM 8-K

         None.

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

Date: February 13, 2003

By:   /s/ Steven Gershick
      ------------------------------------
      Steven Gershick
      Acting Chief Financial Officer
      (Principal Accounting Officer)

Date: February 13, 2003

CERTIFICATIONS

I, Eric A. Alden, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Case Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Eric A. Alden
-----------------
President and Chief Executive Officer

I, Steven D. Gershick, certify that:

1. I have reviewed this report on Form 10-QSB of Case Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Steven D. Gershick
----------------------

Chief Financial Officer