Form 10QSB/A
period 2002-12-31
CASE FINANCIAL INC
filed 2003-02-25
CIK 1096841

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                Amendment No. 1 to

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


                          COMMON STOCK, $0.001 PAR VALUE
                          -----------------------------
                                (TITLE OF CLASS)


As of February 1, 2003 there were 15,561,108 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                                                            Page

                                                                            ----
                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS                                                 3
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           10
Item 3.  CONTROLS AND PROCEDURES                                             21


                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                   21
Item 2.  CHANGES IN SECURITIES                                               21
Item 6.  EXHIBITS, REPORTS ON FORM 8-K                                       22
SIGNATURES                                                                   22


Item 1. FINANCIAL STATEMENTS

                                     CASE FINANCIAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                   September 30, 2002 and December 31, 2002


                                                                          September 30,     December 31,
                                                                              2002              2002
                                                                          ------------      ------------

                               ASSETS                                                        (unaudited)
Cash                                                                      $   159,209       $ 1,444,167
Investments in contracts (net of allowance for contract losses of
  $228,902 at September 30, 2002 and $234,687 at December 31,
  2002)                                                                     1,224,199         1,477,244
Prepayments and other assets                                                   76,161           368,153
Receivables and other assets, related parties                                 341,266           307,236
Equipment, at cost, net of accumulated depreciation of $90,675
  at September 30, 2002 and $101,823 at December 31, 2002                      88,749            78,677
Notes receivable from affiliate                                               659,481           659,216
                                                                          ------------      ------------
      TOTAL ASSETS                                                        $ 2,549,065       $ 4,334,693
                                                                          ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                     $   369,656       $   452,490
Accrued compensation                                                          165,000                --
Loans payable - related parties                                               985,000         1,178,500
Loans payable                                                                 150,000         2,260,000
                                                                          ------------      ------------
      TOTAL LIABILITIES                                                     1,669,656         3,890,990
                                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Common stock, par value $0.001 per share,
      100,000,000 shares authorized, 15,561,108 shares
       issued and outstanding at September 30, 2002 and
       December 31, 2002                                                       15,561            15,561
      Paid-in-capital                                                       7,602,378         7,722,209
      Accumulated deficit                                                  (6,738,530)       (7,294,067)
                                                                          ------------      ------------
      TOTAL STOCKHOLDERS' EQUITY                                              879,409           443,703
                                                                          ------------      ------------
      TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                           $ 2,549,065       $ 4,334,693
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


                                  CASE FINANCIAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                          For the three months ended December 31, 2001 and 2002
                                               (unaudited)


                                                           Three Months       Three Months
                                                               ended              ended
                                                            December 31,       December 31,
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


                                   CASE FINANCIAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the three months ended December 31, 2001 and 2002
                                                (unaudited)

                                                                             Three Months      Three Months
                                                                                 ended             ended
                                                                              December 31       December 31
                                                                                 2001              2002
                                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $  (385,948)      $  (555,536)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                 6,700            11,149
      Provision for losses on investments in contracts                            19,014            16,525
      Common stock and options for compensation                                  130,100            29,479
      Warrants issued for consulting services                                     20,282                --
      Warrants issued with debt                                                  113,575             1,882
      Changes in operating assets and liabilities
          (Increase) decrease in prepayments and other assets                      4,902          (169,493)
          Increase (decrease) in accounts payable and other liabilities          (15,047)          (82,166)
                                                                             ------------      ------------
          Net cash used in operating activities                                 (106,422)         (748,160)
                                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in contracts  -- advances                                       (348,031)         (652,000)
     Investment in contracts  -- collections                                     764,901           382,431
     Principal repayments on notes receivable from affiliate                       5,329               265
     Purchase of equipment                                                            --            (1,078)
                                                                             ------------      ------------
          Net cash provided by (used in) investing activities                    422,199          (270,382)
                                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital lease principal payments                                                (9,106)               --
  Proceeds from borrowings                                                        12,500         2,573,500
  Repayments of borrowings                                                            --          (270,000)
                                                                             ------------      ------------
        Net cash provided by financing activities                                  3,394         2,303,500
                                                                             ------------      ------------
NET INCREASE IN CASH                                                             319,171         1,284,958

CASH - BEGINNING OF PERIOD                                                        49,264           159,209
                                                                             ------------      ------------

CASH - END OF PERIOD                                                         $   368,435       $ 1,444,167
                                                                             ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the 3 month period for
     Interest                                                                $   395,006       $    15,271
     Income taxes                                                            $        --       $     3,200

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
INVESTING AND FINANCING ACTIVITIES:
    Warrants issued with debt in December 2002                                        --       $    88,469

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


                 Basis of presentation:


                     Through May 24, 2002, the combined financial statements include the accounts of Case Financial, Inc., its wholly owned subsidiary, Case Financial Funding, Inc., and Case Financial, LLC, a company related through common ownership ("Old Case"). The accompanying financial statements also include the accounts of Case Financial Inc. and its subsidiaries Case Financial, LLC , and Case Capital Corporation subsequent to the merger (May 24, 2002) through December 31, 2002. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.


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
                                                                    ============

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the three months ended December 31, 2001 and 2002

NOTE 3:  NEW DEBT FINANCING


                 In December, 2002, the Company entered into a $2,000,000 note payable agreement. The note is uncollateralized, has a four year term with principal due at the end of the term, bears interest at 12 percent per annum payable monthly, and includes warrants to purchase 2,000,000 shares of the common stock of the Company at $0.50 per share and warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 per share that expire in four years. The Company is obligated to register the common shares underlying these warrants for resale within 90 days of the loan closing.

                 On December 5, 2002, the Company received $50,000 from the issuance of 9.85%, three year convertible subordinated promissory notes, pursuant to a private placement dated September 20, 2002 of up to $2.0 million notes. The promissory note is convertible into common stock of the Company at the election of the note holder at the conversion price of $1.00 per share. In addition, each $25,000 note payable includes warrants to purchase 12,500 shares of common stock of the Company at $0.60 per share that expire in three years.


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

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the three months ended December 31, 2001 and 2002

NOTE 5:  SUBSEQUENT EVENT


                 Effective January 1, 2003, two accredited investors converted their investment in the Company by exchanging three-year, 9.85% per annum promissory notes for four-year, 12% per annum promissory notes issued by the Company. The principal amount of the promissory notes was $200,000. As part of the conversion, the Company cancelled three-year warrants to purchase 100,000 shares of common stock at $0.65 per share, and issued four-year warrants to purchase: (i) 200,000 shares of common stock at an exercise price of $0.50 and (ii) 100,000 shares of common stock at an exercise price of $0.80 to the two investors. The Company also agreed to register the common stock underlying the warrants in a registration statement filed under the Securities Act of 1933, as amended. The Company did not pay any commission or remuneration to any person in connection with the exchange.

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


         Through May 24 2002, the combined financial statements include the accounts of Case Financial, Inc., its wholly owned subsidiary, Case Financial Funding, Inc., and Case Financial LLC, a company related through common ownership ("Old Case"). Prior to the merger, Case Financial, Inc. is referred to as "Old CFI." The accompanying financial statements also include the accounts of Case Financial Inc. and its wholly owned subsidiaries Case Financial, LLC and Case Capital Corporation subsequent to the merger (May 24, 2002) through December 31, 2002. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.


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


         On December 5, 2002, the Company received $50,000 from the issuance of 9.85%, three-year convertible subordinated promissory notes, pursuant to a private placement dated September 20, 2002 of up to $2.0 million notes. The promissory note is convertible into common stock of the Company at the election of the note holder at the conversion price of $1.00 per share. In addition, each $25,000 note payable includes warrants to purchase 12,500 shares of common stock of the Company at $0.60 per share that expire in three years.

         On December 12, 2002, the Company closed a $2.0 million long-term debt financing with an institutional investor. The terms of the promissory note call for interest at 12% per annum payable monthly beginning April 1, 2003, with principal due at maturity on December 12, 2006. In addition, the note includes warrants to purchase 2,000,000 shares of the common stock of the Company at $0.50 per share and warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 per share that expire in four years. The Company also agreed to register the common stock underlying the warrants in a registration statement filed under the Securities Act of 1933, as amended.

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

A SIGNIFICANT PORTION OF THE COMPANY'S STOCKHOLDERS' EQUITY IS REPRESENTED BY NOTES RECEIVABLE FROM AN AFFILIATE THAT IS IN TURN LINKED TO THE PRICE OF THE COMPANY'S COMMON STOCK AND THE AFFILIATE'S ABILITY TO COLLECT ON CERTAIN INVESTMENTS

         Notes receivable from an affiliate, and the accrued interest on such notes, in the amount of $738,639, are a significant element of the stockholders' equity on the Company's balance sheet as of December 31, 2002. The ability of the affiliate to pay these notes and interest is dependent, in part, on the collection of the principal and contract fee income from the investments in contracts that were retained and the amount realizable on the Company's common stock that was received by the affiliate in the reverse acquisition. Accordingly, any adverse change in either the affiliate's ability to collect on such investments in contracts or the value of the Company's stock will have a negative impact the on the Company's business, prospects and results of operation.


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


EXERCISE OF OPTIONS AND WARRANTS WILL DILUTE EXISTING STOCKHOLDERS AND COULD DECREASE THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.


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

Item 2. CHANGES IN SECURITIES


         Effective January 1, 2003, two accredited investors converted their investment in the Company by exchanging three-year, 9.85% per annum promissory notes for four-year, 12% per annum promissory notes issued by the Company. The principal amount of the promissory notes was $200,000. As part of the conversion, the Company cancelled three-year warrants to purchase 100,000 shares of common stock at $0.65 per share, and issued four-year warrants to purchase:
(i) 200,000 shares of common stock at an exercise price of $0.50 and (ii) 100,000 shares of common stock at an exercise price of $0.80 to the two investors. The Company also agreed to register the common stock underlying the warrants in a registration statement filed under the Securities Act of 1933, as amended (the "Act"). The Company did not pay any commission or remuneration to any person in connection with the exchange. The issuance and conversion of the promissory notes was exempt from the registration provisions of the act pursuant to Section 3(a)(9) and Section 4(2) thereof.

         On December 12, 2002, the Company issued and sold one Unit to one institutional, accredited investor for a total of $2 million. The Unit consisted of a promissory note in the amount of $2 million bearing interest at the rate of 12% per annum and warrants to purchase: (i) 2 million shares of common stock at an exercise price of $0.50, and (ii) 1 million shares of common stock at an exercise price of $0.80 per share. The Company paid a finder's fee in the amount of $225,000 (10% of amount financed plus unaccountable expenses of $25,000), payable in three annual installments as well as warrants to purchase 200,000 shares of common stock of the Company at an exercise price of $0.50 per share. The finder's warrants expire four years from the date of grant. No forms of general solicitation or advertising were used in connection with the sale and issuance of the Unit. The issuance and sale of the Unit was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.


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

Date: February 25, 2003

By:   /s/ Steven Gershick
      ------------------------------------
      Steven Gershick
      Acting Chief Financial Officer
      (Principal Accounting Officer)

Date: February 25, 2003

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

Date: February 25, 2003

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

Date: February 25, 2003

/s/ Steven D. Gershick
----------------------


Acting Chief Financial Officer