Form 10QSB
period 2003-03-31
CASE FINANCIAL INC
filed 2003-05-15
CIK 1096841

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-27757

                              CASE FINANCIAL, INC.
                              --------------------
             (Exact Name of registrant as specified in its charter)

         DELAWARE                                             33-0529299
         --------                                             ----------
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

                         COMMON STOCK, $0.001 PAR VALUE
                         ------------------------------
                                (Title of class)

   AS OF MAY 9, 2003 THERE WERE 15,561,108 SHARES OF COMMON STOCK OUTSTANDING.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS                                            3

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      10

Item 3.        CONTROLS AND PROCEDURES                                        20

                           PART II - OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS                                              20

Item 6.        EXHIBITS, REPORTS ON FORM 8-K                                  21

SIGNATURES                                                                    22

ITEM 1.           FINANCIAL  STATEMENTS

                           CASE FINANCIAL, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                           September 30, 2002 and March 31, 2003

                                                                     September 30,    March 31,
                                                                         2002           2003
                                                                     ------------   ------------
                                     ASSETS                                         (unaudited)
Cash                                                                 $   159,209    $   154,037
Short-term investments                                                        --        577,418
Investments in contracts (net of allowance for contract losses of
  $228,902 at September 30, 2002 and $253,150 at March 31, 2003)       1,224,199      1,281,376
Prepayments and other assets                                              76,161        349,980
Receivables and other assets, related parties                            341,266        304,043
Equipment, at cost, net of accumulated depreciation of $90,675
  at September 30, 2002  and $113,801 at March 31, 2003                   88,749         81,943
Notes receivable from affiliate                                          659,481        658,209
                                                                     ------------   ------------
     TOTAL ASSETS                                                    $ 2,549,065    $ 3,407,006
                                                                     ============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses                                $   369,656    $   455,091
Accrued compensation                                                     165,000             --
Loans payable - related parties                                          985,000        870,000
Loans payable                                                            150,000      2,265,980
                                                                     ------------   ------------
     TOTAL LIABILITIES                                                 1,669,656      3,591,071
                                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, par value $0.001 per share,
       100,000,000 shares authorized, 15,561,108 shares issued and
       outstanding at September 30, 2002 and March 31, 2003               15,561         15,561
     Paid-in-capital                                                   7,602,378      7,774,126
     Accumulated deficit                                              (6,738,530)    (7,973,752)
                                                                     ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                879,409       (184,065)
                                                                     ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 2,549,065    $ 3,407,006
                                                                     ============   ============

 See accompanying notes to consolidated financial statements.

                                     CASE FINANCIAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               For the six months ended March 31, 2002 and 2003
                                                  (unaudited)

                                                       Three Months      Three Months       Six Months        Six Months
                                                      ended March 31,   ended March 31,   ended March 31,   ended March 31,
                                                           2002              2003              2002              2003
                                                      ---------------   ---------------   ---------------   ---------------

REVENUE
   Contract fees                                      $      159,630    $      117,415    $      470,971    $      234,403
   Service fees, related parties                                  --            22,809                --            45,225
                                                      ---------------   ---------------   ---------------   ---------------

         TOTAL REVENUE                                       159,630           140,224           470,971           279,628
                                                      ---------------   ---------------   ---------------   ---------------

OPERATING EXPENSES
   Provision for losses on investments in contracts           70,257            90,791            97,320           107,316
   General and administrative                                142,083           493,188           408,029           977,109
   Sales and marketing                                        72,132           136,652           150,802           280,424
                                                      ---------------   ---------------   ---------------   ---------------
      TOTAL OPERATING EXPENSES                               284,472           720,631           656,151         1,364,849
                                                      ---------------   ---------------   ---------------   ---------------
   LOSS FROM OPERATIONS                                     (124,842)         (580,407)         (185,180)       (1,085,221)

OTHER INCOME (EXPENSE)
   Interest income                                                13             4,653                19             7,229
   Interest expense                                         (178,971)         (103,931)         (504,581)         (157,229)
                                                      ---------------   ---------------   ---------------   ---------------

      TOTAL OTHER INCOME (EXPENSE)                          (178,958)          (99,278)         (504,562)         (150,000)
                                                      ---------------   ---------------   ---------------   ---------------
   NET LOSS                                           $     (303,800)   $     (679,685)   $     (689,742)   $   (1,235,221)
                                                      ===============   ===============   ===============   ===============

   Net loss per common share - basic and diluted      $        (0.09)   $        (0.04)   $        (0.20)   $        (0.08)
   Weighted average number of common shares                3,487,500        15,561,108         3,416,071        15,561,108

                    See accompanying notes to consolidated financial statements.

                                                 4

                                CASE FINANCIAL, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the six months ended March 31, 2002 and 2003
                                             (unaudited)

                                                                             Six Months ended Six Months ended
                                                                              March 31, 2002   March 31, 2003
                                                                              --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $    (689,742)   $  (1,235,221)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                   11,971           23,127
      Provision for losses on investments in contracts                               89,270          107,316
      Common stock and options for compensation                                     131,517           59,767
      Warrants issued for consulting services                                        25,814               --
      Warrants issued with debt                                                     113,575            8,882
   Changes in operating assets and liabilities
          (Increase) decrease in prepayments and other assets                        14,628         (133,498)
          Increase (decrease) in accounts payable and other liabilities             122,955          (79,564)
                                                                              --------------   --------------
          Net cash used in operating activities                                    (180,012)      (1,249,191)
                                                                              --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of short-term investments                                                        (1,025,000)
        Redemptions of short-term investments                                                        447,582
     Investment in contracts  -- advances                                          (735,869)      (1,225,708)
     Investment in contracts  -- collections                                        937,756        1,061,215
     Principal repayments on notes receivable from affiliate                                           1,272
     Purchase of equipment                                                               --          (16,322)
                                                                              --------------   --------------
          Net cash provided by (used in) investing activities                       201,887         (756,961)
                                                                              --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital lease principal payments                                                  (10,673)              --
  Proceeds from borrowings                                                           12,500        2,145,000
  Repayments of borrowings                                                           (7,500)         (83,520)
  Proceeds from related party investment participations                                              563,500
  Repayments of related party investment participations                                             (624,000)
     Repayment of related party loans - Asia Web                                      7,979               --
                                                                              --------------   --------------
        Net cash provided by financing activities                                     2,306        2,000,980
                                                                              --------------   --------------
NET INCREASE (DECREASE) IN CASH                                                      24,181           (5,172)

CASH - END OF PERIOD                                                          $      73,445    $     154,037
                                                                              ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the 6 month period for:
     Interest                                                                 $     469,734    $     157,229
     Income taxes                                                             $          --    $       7,380

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND FINANCING ACTIVITIES:
    Warrants issued with debt in December 2002 and January 2003                          --    $     103,098

                    See accompanying notes to consolidated financial statements.

                                                 5

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2003

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Nature of activities:

                  Case Financial, Inc. was incorporated in 1998 and took over the net assets, primarily cash, of Asia Web Holdings, Inc. ("Asia Web"), a publicly traded company incorporated in the state of Delaware, by way of a reverse acquisition completed on May 24, 2002. Case Financial Inc. and its subsidiaries, Case Financial, LLC, and Case Capital Corporation ("Case" or the "Company") provide litigation funding services to attorneys and plaintiffs involved in personal injury and other lawsuits, primarily in California. The Company performs an internal underwriting as to the merits of each case, the likelihood of success, and the estimated settlement value. The Company's investment decisions and the pricing of its fees are based on this risk analysis and its estimate of settlement timing. The investments are made in the form of non-recourse cash advances where the investment and fees are collateralized by the proceeds of each legal settlement and are repaid when a case is settled or favorably adjudicated in court. In April 2003 Case Capital Corporation became a licensed California Finance Lender. Operations are conducted from leased premises in Sherman Oaks, California.

               Basis of presentation:

                  Through May 24, 2002, the combined financial statements include the accounts of Case Financial, Inc., its wholly owned subsidiary, Case Financial Funding, Inc. and Case Financial, LLC, a company related through common ownership ("Old Case"). The accompanying financial statements also include the accounts of Case Financial Inc. and its subsidiaries Case Financial, LLC and Case Capital Corporation subsequent to the merger (May 24, 2002) through March 31, 2003. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2003

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

         Short-term investments:

                  The Company invests primarily in a mutual fund consisting of bonds with maturities of one year or less. The cost of these investments approximated market value at March 31, 2003.

         Loss per common share:

                  Basic and diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for each of the periods presented. The weighted average number of common shares outstanding for computing the basic and diluted loss per common share was 3,487,500 for the three months ended March 31, 2002, and 15,561,108 for the three months ended March 31, 2003. For the six month ended March 31, 2002 and March 31, 2003, the weighted average number of common shares outstanding were 3,416,071 and 15,561,108, respectively. The weighted average number of common shares outstanding does not include 7,375,000 options and warrants outstanding at March 31, 2003 because they are antidilutive.

NOTE 2:  INVESTMENTS IN CONTRACTS

               Amounts advanced relating to the Company's investments in contracts range from 3.5% to 15% of the estimated settlement value.

               At September 30, 2002 and March 31, 2003, investments in contracts, net of allowance for contract losses, were $1,224,199 and $1,281,376, respectively. Management reviews each case prior to making an advance.

               The Company does not record fee income until the case is settled or adjudicated. Based on historical data, at March 31, 2003, the Company estimates that unrecorded fee income on outstanding investments in contracts approximated $1,351,000 at September 30, 2002 and $1,507,000 at March 31, 2003. However, no assurance can be given that these amounts will be eventually realized. This estimate is based on historical performance and includes a provision for settlements at amounts less than contracted fees.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2003

               A summary of the activity in investments in contracts (excluding the allowance for contract losses) is as follows:

                                                   Three Months     Six Months
                                                     Ended             Ended
                                                 March 31, 2003   March 31, 2003
                                                 --------------   --------------

                            Beginning Balance    $   1,711,930    $   1,453,101

                            Advances                   573,708        1,225,708

                            Collections               (678,784)      (1,061,215)

                            Write-offs                 (72,326)         (83,066)
                                                 --------------   --------------
                            Ending Balance       $   1,534,528    $   1,534,528
                                                 ==============   ==============

NOTE 3:  DEBT

               In December 2002, the Company entered into a $2,000,000 note payable agreement. The note is uncollateralized, has a four year term with principal due at the end of the term, bears interest at 12 percent per annum payable monthly, and includes warrants to purchase 2,000,000 shares of the common stock of the Company at $.50 per share and warrants to purchase 1,000,000 shares of the common stock of the Company at $.80 per share that expire in four years. The Company is obligated to register the common shares underlying these warrants for resale.

               On December 5, 2002, the Company received $50,000 from the issuance of a 9.85%, three year convertible subordinated promissory note, pursuant to a private placement dated September 20, 2002 of up to $2.0 million notes. The promissory note is convertible into common stock of the Company at the election of the note holder at the conversion price of $1.00 per share. In addition, each $25,000 note payable includes warrants to purchase 12,500 shares of common stock of the Company at $0.60 per share that expire in three years.

               Effective January 1, 2003, two accredited investors converted their investment in the Company by exchanging three year, 9.85% per annum promissory notes for four year, 12% per annum promissory notes issued by the Company. The principal amount of the promissory notes was $200,000. As part of the conversion, the Company cancelled three year warrants to purchase 100,000 shares of common stock at $0.65 per share, and issued four year warrants to purchase: (i) 200,000 shares of common stock at an exercise price of $0.50 and (ii) 100,000 shares of common stock at an exercise price of $0.80 to the two investors. The Company also agreed to register the common stock underlying the warrants in a registration statement filed under the Securities Act of 1933, as amended. The Company did not pay any commission or remuneration to any person in connection with the exchange.

               At March 31, 2003, related party debt consists of $700,000 unsecured promissory notes to stockholders bearing interest at eight percent, $600,000 of which is due in 2004 and $100,000 in

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2003

               2005, and $170,000 of non-interest bearing third party participations in investments in contracts. Third party investment participations are collateralized by specifically identified investments in contracts and are repayable only upon successful resolution and collection of the underlying case, along with fees equal to 75% of the amount earned. During the six months ended March 31, 2003, related parties advanced $563,500 to the Company for investment participations, and the Company returned $624,000 in principal and $158,159 in fees to related parties upon successful case resolutions. Contract fees are presented net of amounts paid to third party participants.

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

OVERVIEW

         Case Financial, Inc. was incorporated in the State of California in 1998 and took over the net assets, primarily cash, of Asia Web Holdings, Inc. ("Asia Web") by way of a reverse acquisition completed on May 24, 2002. Case Financial Inc. and Subsidiaries ("Case" or the "Company") provide litigation funding services to attorneys and plaintiffs involved in personal injury and other lawsuits. The Company performs an internal underwriting as to the merits of each case, the likelihood of success, and the estimated settlement value. The Company's investment decision and the pricing of its fees are based on this risk analysis and its estimate of settlement timing. The investments are made in the form of non-recourse cash advances where the investment and fees are collateralized by the proceeds of each legal settlement and are repaid when a case is settled or favorably adjudicated in court. These non-recourse advances are classified as `investments in contracts" to reflect their nature as risk-based investments where the return of principal and fees are subject to the uncertainty of future events in the prosecution of the litigation.

         Beginning in 2003 Case offered payment assumption guaranties to its client plaintiff law firms, as an alternative to traditional cash advances (referred to herein as the "Litigation Expense Guaranty" or L.E.G.s(TM) Program). Under the L.E.G.s Program Case guaranties the fee of the expert witnesses and other legal service providers regardless of the outcome, with payment due upon case resolution. Like the traditional cash advances, these payment assumption guaranties are non-recourse to the law firm. While management believes that a majority of the Company's revenues in the near future will continue to be derived from traditional cash advances, management intends to focus most of its marketing on the L.E.G.s Program. In April 2003, Case Capital Corporation became a licensed California Finance Lender. As a result, the L.E.G.s Program will be offered exclusively through Case Capital Corporation.

         Through May 24 2002, the combined financial statements include the accounts of Case Financial, Inc., its wholly owned subsidiary, Case Financial Funding, Inc., and Case Financial LLC, a company related through common ownership ("Old Case"). Prior to the merger, Case Financial, Inc. is referred to as "Old CFI". The accompanying financial statements also include the accounts of Case Financial Inc. and its wholly owned subsidiaries Case Financial, LLC and Case Capital Corporation subsequent to the merger (May 24, 2002) through March 31, 2003. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

         Reverse Acquisition
         -------------------

         On March 12, 2002, Old CFI entered into an Asset Purchase Agreement ("Agreement") whereby Old CFI agreed to sell certain assets, including its business operations, to Asia Web for 3,100,000 shares of Asia Web's common stock. In addition, Asia Web agreed to purchase up to $2,500,000 of promissory notes owned by note holders of Old CFI in exchange for 5,000,000 shares of Asia Web common stock valued at $0.50 per share for the 60 days following closing of the transaction. As of the closing date, Asia Web and these note holders exchanged 1,750,700 shares of Asia Web common stock for notes receivable from Old CFI in the amount of $835,000 plus accrued interest of $40,350. These notes are unsecured, due on demand, accrue interest at 12 to 18 percent per annum, and are subordinate to $2,536,000 in secured indebtedness of Old Case. In addition, Asia Web purchased 100% of the members' interest in Case Financial, LLC for 150,000 common shares valued at $67,500 and $700,000 in 8% subordinated promissory notes. The transaction was completed on May 24, 2002 at which time the Company acquired approximately $1,400,000 cash from Asia Web, and assumed liabilities in excess of other assets received of approximately $109,000. At closing, Old CFI retained its investments in contracts of $1,889,000 along with $4,890,000 related indebtedness and other liabilities. In addition, Old CFI entered into a service agreement with the Company to manage its portfolios for a fee equal to 15% of gross amounts collected on its behalf. At the closing, shareholders and note holders of Old Case owned approximately 44% of the then outstanding common stock of the Company.

RESULTS OF OPERATIONS

Results of Operations for the three and six months ended March 31, 2003 compared
--------------------------------------------------------------------------------
with the three and six months ended March 31, 2002
--------------------------------------------------

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

         Total Revenue

         Total revenues consisting of contract fees and service fees aggregated $140,224 in the three months ended March 31, 2003 compared with total revenues of $159,630 for the three months ended March 31, 2002, a decrease of $19,406.

         Total revenues consisting of contract fees and service fees aggregated $279,628 in the six months ended March 31, 2003 compared with total revenues of $470,971 for the six months ended March 31, 2002, a decrease of $191,343.

         Contract Fees

         Contract fee revenues were $117,415 in the three months ended March 31, 2003 compared with $159,630 for the three months ended March 31, 2002, a decrease of $42,215.

         Contract fee revenues were $234,403 in the six months ended March 31, 2003 compared with $470,971 for the six months ended March 31, 2002, a decrease of $236,568.

         Contract fee revenue is directly related to the principal amount of successful case resolutions as well as the length of time the related investment in contract has been outstanding. The decrease in contract fee revenue for the three months and six months ended March 31, 2003 is primarily attributable to the retention by Old Case of $1,888,644 of mature investments in contracts not acquired in the reverse acquisition. In addition, for the three months ended March 31, 2003, the majority of the cases resolved were attributable to third party investment participations in which the Company originates and services the investment in contract on behalf of the investor, receiving a fee equal to twenty-five percent (25%) of the income generated upon successful resolution. Lastly, the Company made the majority of its new advances subsequent to May 24, 2002 with capital provided by the reverse acquisition, which is not expected to generate contract fee revenue until the underlying cases resolve in future periods. At March 31, 2003, the Company estimates that unrecorded fee income on outstanding investments in contracts (i.e. open cases not yet resolved) approximated $1,507,000, which the Company expects will resolve within the next three to fifteen months. This estimate is based on historical performance and includes a provision for losses and settlements at amounts less than contracted fees.

         Service Fees

         Service fee revenues were $22,809 and $45,225 in the three and six months ended March 31, 2003, respectively. There was no comparable revenue for the three and six months ended March 31, 2002. Service fees are based upon collections from the portfolios under management.

         Operating Costs and Expenses:
         -----------------------------

         Operating costs and expenses consist of provision for losses on investments in contracts, general and administrative expenses, sales and marketing expenses.

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

         The provision for losses on investments in contracts was $90,791 for the three months ended March 31, 2003 as compared with $70,257 for the three months ended March 31, 2002, an increase of $20,534.

         The provision for losses on investments in contracts was $107,316 for the six months ended March 31, 2003 as compared with $97,320 for the six months ended March 31, 2002. Accordingly, the provision for losses on investments in contracts increased by $9,996 for the six months ended March 31, 2003 as compared with the six months ended March 31, 2002. The provision for losses on investments in contracts is directly related to the level of the investments in contracts outstanding.

         General and Administrative

         General and administrative expenses increased 247% or $351,105 to $493,188 for the three months ended March 31, 2003 compared with $142,083 for the three months ended March 31, 2002, and increased $569,080 to $977,109 for the six months ended March 31, 2003 as compared with $408,029 for the six months ended March 31, 2002.

         The increase in general and administrative costs and expenses for the three and six months ended March 31, 2003 as compared with the three and six months ended March 31, 2002 is primarily attributable to expenses for accounting services, auditing and legal costs in connection with the annual audit and 10K-SB filing for the new fiscal year end of September 30, 2002, and legal fees and costs in connection with the development of the new Litigation Expense Guaranty (L.E.G.s(TM)) Program, as well as formation and qualification of Case Capital Corporation as a registered California Finance Lender..

         Sales and Marketing

         Sales and marketing expenses were $136,652 for the three months ended March 31, 2003 as compared with $72,132 for the three months March 31, 2002, an increase of $64,520. Sales and marketing expenses were $280,424 for the six months ended March 31, 2003 as compared with $150,802 for the six months March 31, 2002, an increase of $129,622. The increase results primarily from of an increase in focus of the Company on its sales and marketing processes, attendance at trade shows and conventions, and expanded development of its product offerings, including launch of the Company's new L.E.G.s Program.

Other Income (Expense):
-----------------------

         Interest Income

         In each three and six month period of 2002 and 2003, interest income is derived principally from interest earned on bank deposits. Cash in banks increased during the period as a result of the reverse acquisition and new debt financings.

Interest Expense

         Interest expense was $103,931 for the three months ended March 31, 2003, as compared with $178,971 during the three months ended March 31, 2002, a decrease of $75,040.

         Interest expense was $157,229 for the six months ended March 31, 2003, as compared with $504,581 during the six months ended March 31, 2002, a decrease of $347,352.

         The decrease in interest expense for the three and six months ended March 31, 2003 compared with the three and six months ended March 31, 2002 results primarily from the retention by Old Case of $4,352,700 of high interest rate debt, replaced with the issuance of $700,000, 8% promissory notes occurring in connection with the reverse acquisition. This reduction was partly offset by interest payable at 12% on $2,200,000 of debt secured in late 2002.

Liquidity and Capital Resources:
--------------------------------

         The Company's balance sheet at March 31, 2003 reflects cash and investments of $731,455, an increase of $572,246 during the six months then ended September 30, 2002. Net cash used in operating activities was $1,249,191 for the six months ended March 31, 2003 and $180,012 for the six months ended March 31, 2002.

         The Company completed the reverse acquisition on May 24, 2002 which provided approximately $1,400,000 in new capital. In connection with that transaction, the Company also reduced its then outstanding debt from $4,200,000 at 15-18% to $700,000 at 8%. At March 31, 2003 the Company had $3,135,980 of
long term 8%-12% debt, an increase of $2,435,980 from March 31, 2002.

         The Company made contract advances for the three months ended March 31, 2003 of $573,708, an increase of $185,870 compared with $387,838 for the three months ended March 31, 2002. In addition, the Company collected $678,784 on resolved cases for the three months ended March 31, 2003, an increase of $505,929, compared with $172,855 for the three months ended March 31, 2002.

         The Company made contract advances of $1,225,708 for the six months ended March 31, 2003, a decrease of $1,262,946, compared with $2,488,654 for the six months ended March 31, 2002. In addition, the Company collected $1,061,215 on resolved cases for the six months ended March 31, 2003, a decrease of $464,298 compared with $1,525,513 for the six months ended March 31, 2002.

         The decrease in advances made during the six months ended March 31, 2003 compared with the six months ended March 31, 2002 was primarily the result of having less capital available to make new advances during the current period, until receipt of the $2.0 million debt financing in December 2002. In addition, case resolutions typically average 9-15 months from date of advance and the majority of the 2002 advances were made subsequent to the reverse acquisition in May, 2002,. As a result, the case resolutions and resultant revenue were not expected to be significant in the current three and six months ended March 31, 2003.

         On December 5, 2002, the Company received $50,000 from the issuance of a 9.85%, three-year convertible subordinated promissory note, pursuant to a private placement dated September 20, 2002 of up to $2.0 million notes. The promissory note is convertible into common stock of the Company at the election of the note holder at the conversion price of $1.00 per share. In addition, each $25,000 note payable includes warrants to purchase 12,500 shares of common stock of the Company at $0.60 per share that expire in three years.

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

         Effective January 1, 2003, two accredited investors converted their investment in the Company by exchanging three-year, 9.85% per annum promissory notes for four-year, 12% per annum promissory notes issued by the Company. The principal amount of the promissory notes was $200,000. As part of the conversion, the Company cancelled three-year warrants to purchase 100,000 shares of common stock at $0.65 per share, and issued four-year warrants to purchase:
(i) 200,000 shares of common stock at an exercise price of $0.50 and (ii) 100,000 shares of common stock at an exercise price of $0.80 to the two investors. The Company also agreed to register the common stock underlying the warrants in a registration statement filed under the Act.

         During the six months ended March 31, 2003, the Company increased its obligation under 3rd party investments by $115,500.

         The Company does not have any material capital expenditure commitments as of March 31, 2003.

         The current cash balance and short-term investments should, when combined with the anticipated contract fee income on the Company's portfolio of investments, and anticipated service fee income from the management of the Old Case portfolios, be sufficient to finance the Company's operations for at least the next 12 months.

         The Company is actively pursuing additional institutional investments and joint investment participations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

THE COMPANY'S CASH FLOW IS DEPENDANT ON A LENGTHY COLLECTION CYCLE AND FACTORS BEYOND ITS CONTROL THAT MAY REQUIRE THE COMPANY TO OBTAIN INTERIM FINANCING

         The Company must wait for a long period of time to collect money from judgment recoveries after it advances money. Based on the Company's experience, claims take an average of 15 months to resolve. The Company has been making efforts to reduce that time and believes that it has been successful in such efforts. However, once the Company advances the money, the collection cycle is out of the Company's control. Accordingly, the Company must use other funds to pay for its overhead expenses. Should recoveries take longer than the Company planned, the Company may have to seek interim financing to meet its expenses. There can be no assurance that in such an event the Company could find such financing or that, if it could, the financing would be available on satisfactory terms.

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

THE COMPANY HAS A LIMITED OPERATING HISTORY AND LACK OF PROFITABILITY

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

THE COMPANY'S ABILITY TO EXPAND IS LIMITED BY JURISDICTIONAL LIMITATIONS

         Not all states allow advances to attorneys and plaintiffs. Some jurisdictions do not allow maintaining, supporting, promoting or assisting another person, with money or otherwise, to prosecute a lawsuit. The practice is referred to as "maintenance." Similarly, the bargain between a stranger and a party to a lawsuit by which the stranger pursues the party's claim in consideration of receiving part of any judgment proceeds may be a form of "maintenance" and may not be permitted in some jurisdictions. The Company's ability to grow and expand the Company's business outside of California may be limited to specific jurisdictions. The Company's inability to expand beyond such jurisdictions may negatively impact its business, prospects and results of operations.

COURTS MAY DEEM THE COMPANY'S ADVANCES PRIOR TO APRIL 2003 TO BE LOANS RESULTING IN REDUCED OPERATING REVENUES

         Prior to April 2003, the Company made advances to plaintiffs but was not a licensed lender. While the Company believes that it was not subject to various laws and regulations that constrain lending activities with respect to its activities prior to April 2003, there can be no assurance that a court in any jurisdiction in which the Company pursued its business would not examine the Company's activities and come to the conclusion that the Company was in fact lending money to plaintiffs. If a court determines that the Company's activities constituted lending in violation of local law, the Company's agreements would be voidable, and the Company could be subjected to fines and other sanctions. Such a conclusion would negatively impact the Company's business, financial condition or results of operations.

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

         Notes receivable from an affiliate, and the accrued interest on such notes, in the amount of $737,632 are a significant element of the stockholders' equity on the Company's balance sheet as of March 31, 2003. The ability of the affiliate to pay these notes and interest is dependent, in part, on the collection of the principal and contract fee income from the investments in contracts that were retained and the amount realizable on the Company's common stock that was received by the affiliate in the reverse acquisition. Accordingly, any adverse change in either the affiliate's ability to collect on such investments in contracts or the value of the Company's stock will have a negative impact the on the Company's business, prospects and results of operation.

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

EXERCISE OF OPTIONS AND WARRANTS WILL DILUTE EXISTING STOCKHOLDERS AND COULD DECREASE THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

         As of May 9, 2003, the Company had issued and outstanding 15,561,108 shares of common stock, outstanding options to purchase 2,100,000 additional shares of common stock, and warrants to purchase 5,475,000 additional shares of common stock. The existence of such options and warrants may adversely affect the market price of the Company's common stock and the terms under which the Company obtains additional equity capital.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Asia Web and some of its former officers and directors filed a complaint in the Superior Court of the County of San Diego on January 16, 2002 against a law firm and several individuals. The law firm provided legal services to Asia Web. The complaint sought damages of up to $1 million for legal malpractice committed by the defendants. Current management intends to continue the lawsuit on behalf of the Company. The Company settled the lawsuit in April 2003 and expects to receive approximately $200,000 after attorney's fees, costs and consulting fees are paid.

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

CASE FINANCIAL, INC.

By:      /s/ Eric A. Alden
         -----------------------------
         Eric A. Alden
         Chief Executive Officer
         (Principal Executive Officer)

Date: May 14, 2003

By:      /s/ Steven Gershick
         -----------------------------
         Steven Gershick
         Acting Chief Financial Officer
         (Principal Accounting Officer)

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Eric A. Alden
-------------------------------------
President and Chief Executive Officer

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

Date: May 14, 2003

/s/ Steven D. Gershick
-------------------------------------
Acting Chief Financial Officer