Form 10QSB
period 2003-06-30
CASE FINANCIAL INC
filed 2003-08-18
CIK 1096841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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



       15060 Ventura Boulevard, Suite 240, Sherman Oaks, California 91403
                    (Address of principal executive offices)

                                 (818) 728-9440
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)


  As of July 16, 2003 there were 15,561,108 shares of common stock outstanding.



                                                   TABLE OF CONTENTS

                                                                                                Page

                                             PART I - FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS                                                              3

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS  OR PLAN OF OPERATION                       10
Item 3.        CONTROLS AND PROCEDURES                                                          25


                           PART II - OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS                                                                26

Item 2.        CHANGES IN SECURITIES                                                            26

Item 6.        EXHIBITS, REPORTS ON FORM 8-K                                                    26

SIGNATURES



Item 1.  Financial Statements


                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      September 30, 2002 and June 30, 2003


                                                                     September 30,
                                                                          2002       June 30, 2003
                                                                      -----------    -----------
                                                                                      (unaudited)
                                        ASSETS
Cash                                                                  $   159,209    $   314,446
Investments in contracts (net of allowance for contract losses of
  $228,902 at September 30, 2002 and $270,850 at June 30, 2003)         1,224,199      2,151,971
Prepayments and other assets                                               76,161        391,690
Receivables and other assets, related parties                             341,266        280,137
Equipment, at cost, net of accumulated depreciation of $90,675
  at September 30, 2002  and $126,339 at June 30, 2003                     88,749         70,443
Notes receivable from affiliate                                           659,481        658,209
                                                                      -----------    -----------
     TOTAL ASSETS                                                     $ 2,549,065    $ 3,866,896
                                                                      ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Accounts payable and accrued expenses                                 $   369,656    $   609,839
Accrued compensation                                                      165,000              -
Loans payable - related parties                                           985,000        970,000
Loans payable                                                             150,000      3,010,000
                                                                      -----------    -----------
     TOTAL LIABILITIES                                                  1,669,656      4,589,839
                                                                      -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
     Common stock, par value $0.001 per share,
      100,000,000 shares authorized, 15,561,108 shares issued and
      outstanding at September 30, 2002 and June 30, 2003                  15,561         15,561
     Paid-in-capital                                                    7,602,378      7,801,066
     Accumulated deficit                                               (6,738,530)    (8,539,570)
                                                                      -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                              879,409       (722,943)
                                                                      -----------    -----------
     TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY (DEFICIENCY)                           $ 2,549,065    $ 3,866,896
                                                                      ===========    ===========

 See accompanying notes to consolidated financial statements.

                 CASE FINANCIAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
      For the three and nine months ended June 30, 2002 and 2003
                              (unaudited)



                                                        Three Months   Three Months     Nine Months     Nine Months
                                                       ended June 30,  ended June 30,  ended June 30,  ended June 30,
                                                             2002            2003           2002             2003
                                                        ------------    ------------    ------------    ------------

REVENUE
     Contract fees                                      $    197,297    $     86,166    $    668,268    $    320,569
     Service fees, related parties                            24,962           6,587          24,962          51,812
                                                        ------------    ------------    ------------    ------------

           TOTAL REVENUE                                     222,259          92,753         693,230         372,381
                                                        ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Provision for losses on investments in contracts         97,069          66,951         194,389         174,267
     General and administrative                              291,161         499,308         699,190       1,476,417
     Sales and marketing                                     174,464         136,636         325,266         417,060
     Merger compensation costs                               607,500               -         607,500               -
                                                        ------------    ------------    ------------    ------------
        TOTAL OPERATING EXPENSES                           1,170,194         702,895       1,826,346       2,067,744
                                                        ------------    ------------    ------------    ------------
     LOSS FROM OPERATIONS                                   (947,935)       (610,142)     (1,133,116)     (1,695,363)

OTHER INCOME (EXPENSE)
     Interest income                                          13,985           1,196          14,004           8,425
     Interest expense                                       (112,107)       (105,878)       (616,688)       (263,107)
     Legal settlement received                                     -         274,866               -         274,866
     Legal settlement costs                                        -        (125,862)              -        (125,862)
                                                        ------------    ------------    ------------    ------------

        TOTAL OTHER INCOME (EXPENSE)                         (98,122)         44,322        (602,684)       (105,678)
                                                        ------------    ------------    ------------    ------------
     NET LOSS                                           $ (1,046,057)   $   (565,820)   $ (1,735,800)   $ (1,801,041)
                                                        ============    ============    ============    ============



     Net loss per common share - basic and diluted      $      (0.12)   $      (0.04)   $      (0.34)   $      (0.12)
     Weighted average number of common shares              8,396,549      15,561,108       5,094,546      15,561,108



        See accompanying notes to consolidated financial statements.

              CASE FINANCIAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the nine months ended June 30, 2002 and 2003
                           (unaudited)

                                                                                          Nine Months    Nine Months
                                                                                        ended June 30,  ended June 30,
                                                                                             2002           2003
                                                                                         -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                 $(1,735,800)   $(1,801,041)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                            24,117         35,665
      Provision for losses on investments in contracts                                       186,340        174,267
      Common stock and options for compensation                                              757,897         86,707
      Warrants issued for consulting services                                                 20,282              -
      Warrants issued with debt                                                              113,575         15,882
   Changes in operating assets and liabilities                                                     -              -
          (Increase) decrease in prepayments and other assets                                (95,346)      (158,302)
          Increase (decrease) in accounts payable and other liabilities                      282,776         75,183
                                                                                         -----------    -----------
          Net cash used in operating activities                                             (446,159)    (1,571,639)
                                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments                                                            -     (1,025,000)
     Redemptions of short-term investments                                                         -      1,025,000
     Investment in contracts  -- advances and loans                                       (1,727,527)    (2,447,222)
     Investment in contracts  -- collections                                               1,463,471      1,345,184
     Principal repayments on notes receivable from affiliate                                     519          1,272
     Purchase of equipment                                                                      (817)       (17,358)
                                                                                         -----------    -----------
          Net cash used in investing activities                                             (264,354)    (1,118,124)
                                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital lease principal payments                                                           (11,208)             -
  Proceeds from borrowings                                                                    12,500      2,950,980
  Repayments of borrowings                                                                   (34,799)       (90,980)
  Proceeds from related party borrowings                                                           -        713,500
  Repayments of related party borrowings                                                           -       (728,500)
     Net cash received in acquisition                                                      1,355,932              -
     Net cash retained by affilates in acquisition                                           (84,079)             -
     Merger costs of acquiree                                                                (76,935)             -
                                                                                         -----------    -----------
        Net cash provided by financing activities                                          1,161,411      2,845,000
                                                                                         -----------    -----------
NET INCREASE IN CASH                                                                         450,897        155,237

CASH - BEGINNING OF PERIOD                                                                    49,264        159,209
                                                                                         -----------    -----------

CASH - END OF PERIOD                                                                     $   500,161    $   314,446
                                                                                         ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the nine month period for:
     Interest                                                                            $   469,734    $   165,030
     Income taxes                                                                        $         -    $     7,380

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
AND FINANCING ACTIVITIES:
    Warrants issued with debt in December 2002 and January 2003                          $    96,099

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Reverse Acquisition
   Other assets, net of cash of $1,355,932                                               $     1,867
   Property and equipment                                                                $    31,183
   Accounts payable and accrued expenses                                                 $  (141,785)
                                                                                         -----------
        Excess of liabilities over other assets acquired in reverse acquisition          $  (108,734)

Promissory notes and accrued interest in exchange for 1,750,700 shares of common stock   $   875,350

Members' equity of Case Financial,  LLC exchanged for $700,000  promissory notes
and 150,000 shares of common stock                                                       $   767,500


   See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For
          the three months and nine months ended June 30, 2002 and 2003

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Nature of activities:

                  Case Financial, Inc. was incorporated in 1998 and took over the net assets, primarily cash, of Asia Web Holdings, Inc. ("Asia Web"), a publicly traded company incorporated in the state of Delaware, by way of a reverse acquisition completed on May 24, 2002. Case Financial Inc. and its subsidiaries, Case Financial, LLC, and Case Capital Corporation ("Case" or the "Company") provide pre-settlement litigation funding services to attorneys and plaintiffs involved in personal injury and other contingency litigation, conducted primarily within the California courts.

                  The Company's investments in contracts are made in the form of "non-recourse" advances or loans, meaning that the investment principal, success fees and interest are repaid only when the case is settled or favorably adjudicated in court. The investments are collateralized solely by the proceeds of underlying litigation.

                  The Company performs an internal underwriting as to the merits of each case proposed to be financed, the likelihood of its success, and the estimated settlement value. The Company's investment decisions and the pricing of its fees are based on this risk analysis and its estimate of settlement timing.

                  In April 2003 Case Capital Corporation became a licensed California Finance Lender. Operations are conducted from leased premises in Sherman Oaks, California.


               Basis of presentation:

                  Through May 24, 2002, the combined financial statements include the accounts of Case Financial, Inc., its wholly owned subsidiary, Case Financial Funding, Inc. and Case Financial, LLC, a company related through common ownership ("Old Case"). The accompanying financial statements also include the accounts of Case Financial Inc. and its subsidiaries, Case Financial, LLC and Case Capital Corporation, subsequent to the merger (May 24, 2002) through June 30, 2003. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

               Revenue recognition:

                  Fee income is recognized when a case is settled or favorably adjudicated. Selling commissions are incurred and expensed when the contract investments are funded. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed, abandoned, or settled for an amount less than the Company's investment.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For
          the three months and nine months ended June 30, 2002 and 2003

                  In addition to contract fees from investments in contracts made by the Company, it also originates and services investments in contracts on behalf of third party investors. In the case of these third party investments, the Company receives a success fee equal to 25% of the income generated upon successful resolution of the underlying case. These third party investments are collateralized by specifically identified investments in contracts and are repayable to the investor only upon successful resolution and collection on the underlying case, along with 75% of the fees earned. Third party investors bear the entire financial risk with respect to the underlying investment in contract. Contract fees are presented net of amounts paid to third party participants.

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

         Stock-based compensation:

                  The Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" which establishes a fair value-based method of accounting for stock-based compensation plans. Under SFAS No. 123, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount the grantee must pay to acquire the stock. The Company uses the Black-Scholes option pricing model to determine the fair value of each stock option granted.

         Loss per common share:

                  Basic and diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for each of the periods presented. The weighted average number of common shares outstanding for computing the basic and diluted loss per common share was 5,094,546 for the three months ended June 30, 2002, and 15,561,108 for the three months ended June 30, 2003. For the nine months ended June 30, 2002 and June 30, 2003 the weighted average number of common shares outstanding were 5,094,546 and 15,561,108, respectively. The weighted average number of common shares outstanding does not include 7,660,000 options and warrants outstanding at June 30, 2003 because they are antidilutive.

NOTE 2:    INVESTMENTS IN CONTRACTS

               Amounts  advanced  relating  to  the  Company's   investments  in
               contracts range from 3.5% to 15% of the plaintiff's claims.

               At September 30, 2002 and June 30, 2003, investments in contracts, net of allowance for contract losses, were $1,224,199 and $2,151,971, respectively. Management reviews each case prior to making an advance.

               The Company records fee income when the case is settled or adjudicated. Based on historical data, at June 30, 2003, the Company estimates that unrecorded fee income on outstanding investments in contracts approximates $1,443,000. However, no assurance can be given that these amounts will be eventually realized. This estimate is based on historical performance and includes a provision for settlements at amounts less than contracted fees.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For
          the three months and nine months ended June 30, 2002 and 2003

               A summary of the activity in investments in contracts (excluding the allowance for contract losses) is as follows:


                                                         Three Months           Nine Months
                                                            Ended                  Ended
                                                        June 30, 2003          June 30, 2003
                                                     --------------------- ----------------------

                          Beginning Balance                    $1,534,528             $1,453,101
                          Advances and loans                    1,221,515              2,447,222
                          Collections                           (283,970)            (1,345,184)
                          Write-offs                             (49,252)              (132,318)
                                                     --------------------- ----------------------
                          Ending Balance                       $2,422,821            $ 2,422,821
                                                     ===================== ======================

               As of June 30, 2003, the Company has underwritten and committed to additional case fundings of approximately $820,000.


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

               Effective January 1, 2003, two accredited investors converted their investment in the Company by exchanging three year, 9.85% per annum promissory notes for four year, 12% per annum promissory notes issued by the Company. The principal amount of the promissory notes was $200,000. As part of the conversion, the Company cancelled three year warrants to purchase 100,000 shares of common stock at $0.65 per share, and issued four year warrants to purchase: (i) 200,000 shares of common stock at an exercise price of $0.50 and (ii) 100,000 shares of common stock at an exercise price of $0.80 to the two investors. The Company also agreed to register the common stock underlying the warrants for resale.

               During the three and nine months ended June 30, 2003, the Company increased its obligation under 3rd party investments by $900,000 and $835,000, respectively as follows:


                                                                          Three Months   Nine Months
                                                                             Ended          Ended
                                                                         June 30, 2003  June 30, 2003
                                                                       --------------- -------------

               Beginning balance                                             $170,000      $235,000
               Investment participations received                             900,000     1,558,500
               Investment participations repaid upon case resolutions              --     (723,500)
                                                                       --------------  -------------
                      Net increase                                            900,000       835,000
                                                                       --------------- -------------
               Ending Balance                                              $1,070,000    $1,070,000
                                                                       =============== =============

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For
          the three months and nine months ended June 30, 2002 and 2003

               At June 30, 2003, related party debt consists of $700,000 unsecured promissory notes to stockholders bearing interest at eight percent, $600,000 of which is due in May 2004 and $100,000 in May 2005, and $270,000 of non-interest bearing third party participations in investments in contracts. Third party investment participations are collateralized by specifically identified investments in contracts and are repayable only upon successful resolution and collection of the underlying case, along with 75% of the fees received. During the nine months ended June 30, 2003, related parties advanced $663,500 to the Company for investment participations, and the Company returned $624,000 in principal and $158,159 in fees to related parties upon successful case resolutions. Contract fees are presented net of amounts paid to third party participants.

Item 2.           Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis of the our financial condition and results of operations should be read in conjunction with the our financial statements and the related notes thereto appearing elsewhere herein.


Forward Looking Statements

         The following "Management's Discussion and Analysis or Plan of Operation" includes "forward looking statements." All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, any statements made in this Form 10-QSB regarding industry prospects or our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. The forward-looking statements contained herein are subject to a variety of risks and uncertainties, including those discussed above under the heading "Factors That May Affect Future Results" and elsewhere in this Quarterly Report on Form 10-QSB that could cause actual results to differ materially from those anticipated by us. Our actual results may differ significantly from our expectations.


Overview

         Case Financial, Inc. was incorporated in the State of California in 1998 and took over the net assets, primarily cash, of Asia Web Holdings, Inc. ("Asia Web") by way of a reverse acquisition completed on May 24, 2002.

         We provide non-recourse pre-settlement litigation funding services to plaintiff attorneys and plaintiffs involved in personal injury and other contingency lawsuits.

         From our inception in 1998 through April 2003, at which time our newly formed and wholly owned subsidiary Case Capital Corporation became a licensed California finance lender, our investments had been made in the form of cash advances. Subsequent to that date, our investments are made in the form of loans or guaranties. Our advances, loans and guaranties are primarily "non-recourse," meaning: i) that the obligation to repay the principal amount (as well as any success fees or interest) arises only upon settlement of the underlying litigation, or upon its successful adjudication in court, and ii) that (except in the case of loans made after April 2003 which become recourse obligations upon the successful resolution of a case) we cannot otherwise pursue the assets of the plaintiff or plaintiff's counsel outside of the litigation we're funding. If the case is abandoned, dismissed or adjudicates unfavorably to the plaintiff, our investment is lost. We may, from time to time, also make traditional recourse interest bearing loans to plaintiff attorneys or law firms on a secured or unsecured basis.

         We classify our advances, loans and guaranties on our balance sheet as "investments in contracts" to reflect their nature as risk-based investments where the return of principal and fees are subject to the uncertainty of future events in the prosecution of the litigation. The investments in contracts are reflected on our financial statements at the principal amount of the advance less a reserve for future contract losses. We recognize income at the time of settlement or favorable adjudication of the case.

         Our funding decisions are made on basis of a formal underwriting and risk analysis we perform internally as to the merits of each case proposed to be financed, the likelihood of its success, and its estimated settlement value; and not on the credit worthiness of the plaintiff or plaintiff's lawyer. Our decision to invest, as well as the price we charge is determined by this risk analysis. Our success fees are a function of i) the risk price, ii) the amount of funding provided, and iii) in the case of advances or loans, the period of time the advance or loan remains outstanding. Our investments and fees are collateralized by the proceeds of the respective legal settlement evidenced by a security interest on the case filed with the attorney of record on the claim, entitling us to a priority interest on any monies received by the plaintiff or plaintiff's counsel.

         Historically, approximately 98% of our fundings were to attorneys, while the remaining portion was made directly to plaintiffs. In October 2002 we formed a 100% owned subsidiary Case Capital Corporation which became a licensed California finance lender in April 2003. Currently, we focus on providing fundings only to plaintiffs' counsel, and only in the form of either loans or payment assumption guaranties of the fees for experts, legal services providers and other litigation costs. We refer to these new loans and guaranties as our Litigation Expense Guaranty (L.E.G.s(TM)) program. We continue to employ our historical underwriting and internal risk analyses in determining the individual case funding amounts and pricing under the L.E.G.s program, focusing on the individual merits, risk, estimated settlement value and timing of each case proposed to be financed. We formed Case Capital Corporation, registered it as a licensed California finance lender, and created the L.E.G.s program in order to reduce some of the risk inherent in our business, better leverage our capital, and add value for our shareholders. While a majority of our revenues in the near future will continue to be derived from resolutions of traditional cash advances made prior to April 2003, our marketing focus is on the L.E.G.s loan and guaranty program.

         Attorneys use our funds or payment assumption guaranties primarily to pay litigation costs, including expert witness fees, accident reconstruction costs, filing fees, and other costs ordinarily incurred in prosecuting personal injury cases. These expenditures are necessary to maximize settlement or trial values. Our funding helps to "level the playing field" in the legal process against the insurance carriers by providing plaintiff attorneys with the working capital to fund the cost of contingency litigation, which prevents plaintiffs from being forced to prematurely settle potentially valuable claims at a substantial discount.

         Through May 24, 2002, the combined financial statements include the accounts of Case Financial, Inc., its wholly owned subsidiary, Case Financial Funding, Inc., and Case Financial LLC, a company related through common ownership ("Old Case"). Prior to the merger, Case Financial, Inc. is referred to as "Old CFI." The accompanying financial statements also include the accounts of Case Financial Inc. and our wholly owned subsidiaries Case Financial, LLC and Case Capital Corporation subsequent to May 24, 2002 through June 30, 2003. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

         Since the inception of Old CFI in December 1998 through June 30, 2003, we have funded over 1,400 advances and loans representing an aggregate of $8.7 million in principal amount of investments in contracts. As of June 30, 2003, approximately 71% of those cases have been resolved, resulting in the return of $6.9 million cash (representing 80% of total principal advanced) and an annualized return on investment of 73%, including principal losses of 14% on those resolved cases. Past results are no guarantee of future results. Nevertheless these metrics provide useful aggregate information about the size and past performance of our investments in contracts portfolio and may be useful as a benchmark for future performance. While the historical settlement cycle has averaged 15 months, the settlement cycle for advances made since March

2002 is now less than 12 months on average. As we have gained more experience in the marketplace, our management has focused on improving our risk analysis, investment timing and pricing models. Over time, our risk policies have evolved to include a set of financial metrics and portfolio management techniques to help shorten the average investment period, maximize collection values and minimize the risk of loss.

Revenue Generation, Recognition, and Reserve for Contract Losses

         Our advances, loans and guaranties are risk-based investments in contracts subject to the uncertainty of future events in the prosecution of the underlying litigation. We charge success fees (and interest in the case of loans) which are recognized only at conclusion of the case, and only if such litigation is successful. We base the prices we charge on our underwriting and analyses of the risk, and additionally, in the case of advances and loans, on the time value of money. In unsuccessful cases, we realize a loss of the investment principal. We establish an allowance for investments in contracts that may become uncollectible. It is maintained at a level, which in our judgment is sufficient to cover future losses.

Contract Fees. There are two categories of Contract Fees: i) fees generated from the resolution of successful cases funded entirely by us, and ii) fees generated from the resolution of successful cases arranged and serviced by us, but funded by third parties, referred to herein as "Third Party Investments."

         We utilize Third Party Investments in order to provide funding to our clients in situations when our available internal capital is insufficient to fund the transactions entirely by ourselves, or when the size of the transaction is larger than is prudent for us to undertake directly. We receive a success fee for originating and servicing the investment generally equal to 25% of the income, if any, received upon successful resolution of the underlying case. Third party investors bear the entire financial risk with respect to the underlying investment in contract. In addition, if we also participate in the funding, we share in the remaining fees and principal with the third party investors according to our pro-rata share of the total capital invested.

Service Fees. Service Fees consist of revenues we generate in connection with our management of the investments in contracts portfolio of Old CFI under a Service Agreement entered into in May 2002 as part of the reverse acquisition. Old CFI has retained the underlying investments in these portfolios so our fees are for servicing the investment portfolio during its liquidation. We earn a service fee equal to 15% of the gross amount collected (principal plus contract fee income) on behalf of Old CFI.

Reverse Acquisition

         On March 12, 2002, Old CFI entered into an Asset Purchase Agreement whereby Old CFI agreed to sell its fixed assets and business operations to Asia Web for 3,100,000 shares of Asia Web's common stock. In addition, Asia Web agreed to purchase up to $2,500,000 of promissory notes owned by note holders of Old CFI in exchange for 5,000,000 shares of Asia Web common stock valued at $0.50 per share for the 60 days following closing of the transaction. As of the closing date, Asia Web and these note holders exchanged 1,750,700 shares of Asia

Web common stock for notes receivable from Old CFI in the amount of $835,000 plus accrued interest of $40,350. These notes are unsecured, due on demand, accrue interest at 12% to 18% per annum, and are subordinate to $2,200,000 in secured indebtedness of Old Case. In addition, Asia Web purchased 100% of the members' interest in Case Financial, LLC for 150,000 common shares valued at $67,500 and $700,000 in 8% subordinated promissory notes.

Critical Accounting Policies

Revenue recognition:

         Contract fees are recognized by us when a case is settled or favorably adjudicated. Selling commissions are incurred and expensed when the contract investments are funded. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed or settled for an amount less than our investment.

         In addition to contract fees from investments in contracts made by us, we may originate and service investments in contracts on behalf of third party investors for which we receive a success fee generally equal to 25% of the income generated upon successful resolution of the underlying case. These third party investments are collateralized by specifically identified investments in contracts and are repayable only upon successful resolution and collection of the underlying case, along with fees equal to 75% of the amount earned. Third party investors bear the entire financial risk with respect to the underlying investment in contract. Contract fees are presented net of amounts paid to third party participants.

         We have established an allowance for investments in contracts that may become uncollectible. The allowance for contract investment losses is maintained at a level, which in our judgment is adequate to absorb losses in the contract investment portfolio. The amount of the allowance is based on trends we see in historical losses, and exceeds the amount experienced on resolved cases.

         Use of estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

         A significant estimate is the allowance for losses on investments in contracts. Because of the inherent uncertainties in estimating the allowance for losses on investments in contracts, it is likely that our estimate of the allowance for losses on investments in contracts will change, as circumstances become better known.

         We closely monitor the progress of each case in order to reevaluate our estimate of uncollectible investments in contracts.

Long-lived assets:

         We review for the impairment of long-lived assets, including the notes receivable from our affiliate Old CFI and certain identifiable intangibles, whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. If an impairment is indicated, the amount of the loss to be recorded is based on an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted estimated cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. When a note receivable becomes impaired, interest is no longer accrued and is recognized when received in cash.

Trends and Uncertainties

         The business of providing non-recourse pre-settlement litigation funding in personal injury and other contingency litigation is less than five years old and, therefore, is in its infancy. We believe that only a very small percentage of the potential business opportunity has been actualized. We have focused our attention on educating attorneys within the State of California as to the ethical use of alternative forms of financing. The industry has shifted from an early emphasis on providing funding primarily to plaintiffs to funding plaintiff lawyers and law firms. The total burden of the cost of contingency litigation continues to increase, and we believe that law firms are beginning to understand the value proposition in non-recourse pre-settlement funding that helps them share the economic risk while freeing up their business and personal assets for other purposes. Although there are a number of direct and indirect competitors attracted to this type of specialty financing because of the high potential returns, many have been unable to properly assess the inherent risks and have therefore run out of capital to deploy, or experienced significant losses on their investments. As a result of this, certain of the companies recently entering the market have become inactive with operations consisting primarily of holding and servicing existing investments or brokering funding transactions to other capital providers. The focus on managing the investment and collection risk is fundamental, and is the principal reason why we have developed and implemented a proprietary set of risk analyses and portfolio management tools.

         We focus on the personal injury market in California which is a large market, and has a legal, statutory and economic climate favorable to our business. The principal uncertainties we face are acceptance of our new L.E.G.s loan and guaranty program, access to adequate capital to continue to build our portfolio of investments in contracts and the regulatory requirements as a licensed California finance lender.

RESULTS OF OPERATIONS

         Our fiscal year changed after the merger on May 24, 2002 from a December 31 year end to a September 30 year end. Results of Operations for the three and nine months ended June 30, 2003 are compared with the three and nine months ended June 30, 2002

         Revenues

         Revenues consist primarily of fees earned on investments in contracts, which are recognized when the case is settled or favorably adjudicated. Consequently, contract fee revenue is a function of the size and maturity of the investment portfolio. In addition, subsequent to the reverse acquisition, we manage the investments in contract portfolios of affiliates and earn a 15% service fee based upon the gross amount collected on behalf of such affiliates when the underlying case is settled or favorably adjudicated, and the payment has been received. Revenues for 2002 were primarily those of Old Case and Old CFI and reflected contract fees from contracts closed over a normal operating cycle.

         Total Revenues

         Total revenues consisting of contract fees and service fees aggregated $92,753 in the three months ended June 30, 2003 compared with total revenues of $222,259 for the three months ended June 30, 2002, a decrease of $129,506, or 58.3%.

         Total revenues consisting of contract fees and service fees aggregated $372,381 in the nine months ended June 30, 2003 compared with total revenues of $693,230 for the nine months ended June 30, 2002, a decrease of $320,849, or 46.3%.


         Contract Fees

         Contract fee revenues were $86,166 in the three months ended June 30, 2003 compared with $197,297 for the three months ended June 30, 2002, a decrease of $111,131, or 56.4%. During the three months ended June 30, 2003, one related party advanced $100,000 or 11% of the $900,000 total third party investments received. During the three months ended June 30, 2003, there were no resolution of investments in contracts arising from third party investments and no third party participation fees were distributed. Contract fees are presented net of amounts, if any, we paid to third party participants.

         Contract fee revenues were $320,569 in the nine months ended June 30, 2003 compared with $668,268 for the nine months ended June 30, 2002, a decrease of $347,699, or 52.1%. During the nine months ended June 30, 2003, two related parties advanced $663,500 or 43% of the $1,558,500 total third party investments. We returned $624,000 or 88% of the $709,000 total third party investment principal returned on resolved cases to those two related parties. In addition, during the nine months ended June 30, 2003, we distributed $158,159 or 95% of the total third party participation fees to those two related parties upon successful case resolutions. Contract fees are presented net of amounts paid to third party participants. As of June 30, 2003, third party investments aggregated $1,070,000, of which $270,000 or 25% was from related parties.

         Contract fee revenue is directly related to the principal amount of successful case resolutions as well as the length of time the related investment in contract has been outstanding. The decrease in contract fee revenue for the three months and nine months ended June 30, 2003 is primarily attributable to the retention by Old Case of $1,888,644 of mature investments in contracts not acquired in the reverse acquisition. In addition, for the three months ended June 30, 2003, the majority of the cases resolved were attributable to third party investment participations in which we originate and service the investment in contract on behalf of the investor for a fee equal to 25% of the income collected upon successful resolution.

         We made the majority of our new advances subsequent to May 24, 2002 with capital provided by the reverse acquisition, from which we do not expected to generate significant contract fee revenue until the underlying cases resolve in future periods after the portfolio of investments in contracts has matured to an average period of at least nine months. At June 30, 2003, we estimate that unrecorded fee income on outstanding investments in contracts (i.e. open cases not yet resolved) is approximately $1,443,000, which we expect will resolve within the next three to fifteen months. Our estimate is based on historical performance and includes a provision for losses and settlements at amounts less than contracted fees.

         Service Fees

         Service fee revenues were $6,587 as compared with $24,962 in the three months ended June 30, 2003, a decrease of $18,375, or 73.6%. For the nine month period ended June 30, 2003 services were $51,812 compared with $24,962 for the nine months ended June 30, 2002, an increase of $26,850, or 107.6%. Service fees are based upon collections from the portfolios under management of older debts from the Old CFI and can fluctuate based upon receipt of cash from this portfolio.

Revenue Analysis. The following table sets forth the composition of the revenue we generated from our investments in contracts portfolio by category:

Revenue Analysis


                                                Three Months        Three Months       Nine Months            Nine Months
                                             ended June 30,2002  ended June 30,2003 ended June 30,2002    ended June 30, 2003
                                            -------------------- ----------------- ---------------------  --------------------

Contract fees from cash advances and loans    $ 197,047   88.7%   $ 86,166  92.9%   $ 666,987     96.2%    $ 102,232    27.5%
Success fees from 3rd party investments             250    0.1%          -   0.0%       1,281      0.2%      218,337    58.6%
                                            -------------------- ----------------- ---------------------  --------------------
     Total contract fees                        197,297   88.8%     86,166  92.9%     668,268     96.4%      320,569    86.1%
                                            -------------------- ----------------- ---------------------  --------------------
Service fees                                     24,962   11.2%      6,587   7.1%      24,962      3.6%       51,812    13.9%
                                            -------------------- ----------------- ---------------------  --------------------
Total Revenue                                 $ 222,259  100.0%   $ 92,753 100.0%   $ 693,230    100.0%    $ 372,381   100.0%
                                            ==================== ================= =====================  ====================



CUSTOMERS

         As of June 30, 2003, advances and loans to one law firm represented 34% of our portfolio of investments in contracts, net of third party investments. For the nine months ended June 30, 2003, two law firm customers represented 20% and 14% respectively of our revenue, for an aggregate of 34%.


         Operating Costs and Expenses:

         Operating costs and expenses consist of provision for losses on investments in contracts, general and administrative expenses, sales and marketing expenses.

         Provision for Losses on Investments in Contracts

         Fee  income  is  recognized   when  a  case  is  settled  or  favorably
adjudicated. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed, abandoned, or settled for an amount less than our investment. We have established an allowance for investments in contracts that may become uncollectible. The allowance for contract investment losses is maintained at a level, which in management's judgment, is adequate to absorb losses in the contract investment portfolio. The amount of the allowance is based on a loss rate which exceeds the amount actually experienced on resolved cases.

         The provision for losses on investments in contracts was $66,951 for the three months ended June 30, 2003 as compared with $97,069 for the three months ended June 30, 2002, a decrease of $30,118, or 31.1%.

         The provision for losses on investments in contracts was $174,267 for the nine months ended June 30, 2003 as compared with $194,389 for the nine months ended June 30, 2002. Accordingly, the provision for losses on investments in contracts decreased by $20,122 for the nine months ended June 30, 2003 as compared with the nine months ended June 30, 2002. The provision for losses on investments in contracts is directly related to the level of the investments in contracts outstanding.


         General and Administrative

         General and administrative expenses increased 71% or $208,147 to $499,308 for the three months ended June 30, 2003 compared with $291,161 for the three months ended June 30, 2002. For the nine months ended June 30, 2003 expenses increased 111% or $777,227 to $1,476,417 compared with $699,190 for the nine months ended June 30, 2002.

         The increase in general and administrative costs and expenses for the three and nine months ended June 30, 2003 as compared with the three and nine months ended June 30, 2002 is primarily attributable to expenses we incurred for accounting, auditing and legal services in connection with the change to a September 30 fiscal year end, including the related annual audit and 10-KSB filing, and legal fees and costs in connection with the development of the new L.E.G.s program, formation and qualification of Case Capital Corporation as a registered California Finance Lender, and increased compliance costs resulting from the Sarbanes-Oxley legislation.

         Sales and Marketing

         Sales and marketing expenses were $136,636 for the three months ended June 30, 2003 as compared with $174,464 for the three months June 30, 2002, a decrease of $37,828 or 22%. Sales and marketing expenses were $417,060 for the nine months ended June 30, 2003 as compared with $325,266, an increase of $91,794 or 28% for the nine months June 30, 2002. The increase resulted primarily from an increase in focus on sales and marketing processes, attendance at trade shows and conventions, and expanded development of our product offerings, including launch of our new L.E.G.s program.


Other Income (Expense):

         Interest Income

         In each three and nine month period of 2002 and 2003, interest income is derived principally from interest earned on bank deposits. Cash in banks increased during the period as a result of the reverse acquisition and new debt financings.

         Interest Expense

         Interest expense was $105,878 for the three months ended June 30, 2003, as compared with $112,107 during the three months ended June 30, 2002, a decrease of $6,229 or 5.6%. Interest expense on related party indebtedness aggregated $32,957 for the three months ended June 30, 2003 compared with $79,282 for the three months ended June 30, 2002.

         Interest expense was $263,107 for the nine months ended June 30, 2003, as compared with $616,688 during the nine months ended June 30, 2002, a decrease of $353,581 or 57.3%. Interest expense on related party indebtedness aggregated $101,648 for the nine months ended June 30, 2003 compared with $381,657 for the nine months ended June 30, 2002.

         The decrease in interest expense for the three and nine months ended June 30, 2003 compared with the three and nine months ended June 30, 2002 resulted primarily from the retention by Old Case of $4,352,700 of high interest rate debt, replaced with the issuance of $700,000, 8% promissory notes in connection with the reverse acquisition. This reduction was partly offset by interest payable at 12% on $2,200,000 of debt secured in late 2002.


Legal Settlement Income and Expense

         During the three and nine months ended June 30, 2003, we received $274,866 in legal settlements and paid $125,862 in settlement costs. There were no comparable legal settlement income or expense in the three and nine months ended June 30, 2002. See Part II, Item 1 "LEGAL PROCEDINGS."

Liquidity and Capital Resources:

         We finance our operations from the following sources:

         (1) Resolution of existing cases in our portfolio of investments in contracts,
         (2) Capital for individual cases provided by third party investors,
         (3) Service fees we generate from the management of the investment in contracts portfolio of Old CFI, our affiliate, and
         (4) Debt or equity financings.

         Our principal obligations at June 30, 2003 consisted of $2,200,000 in 12% promissory notes due in December 2006 with interest payable monthly, and $700,000 in 8% promissory notes to affiliates issued in connection with the acquisition of Case Financial LLC, $600,000 due May 2004, and $100,000 due May 2005, with interest payable monthly. We also had $609,839 in accounts payable, accrued expenses and other short term debt, and $1,070,000 in third party investments.

Operating Activities

         Our balance sheet at June 30, 2003 reflects cash of $314,446, an increase of $155,237 during the nine months then ended September 30, 2002. Net cash used in operating activities was $1,571,639 for the nine months ended June 30, 2003 and $446,159 for the nine months ended June 30, 2002. The increase in cash used in operating activities of $1,125,480 resulted primarily from non-cash expenses for stock options and warrants of $787,777 in the prior year that were not present in the current year. Other net uses of cash in operating activities during the period included an increased operating loss of $65,241 an increase in prepayments and other current assets of $62,956 and a reduction in accounts payable and other current liabilities of $207,593.

Investment Activities

         Net cash used in investing activities was $1,118,124 for the nine months ended June 30, 2003 an increase of $853,770 from the comparable period in 2002. This increase was primarily attributable to a rise in the dollar value of our advances. The increase in advances made during the nine months ended June 30, 2003 as compared with the nine months ended June 30, 2002 was primarily the result of an increase in third party investments. In addition, case resolutions typically average 9-15 months from date of advance and the majority of the 2002 advances were made subsequent to the reverse acquisition in May 2002. As a result, the case resolutions and resultant revenue were not expected to be significant in the three and nine months ended June 30, 2003.

         We made contract advances for the three months ended June 30, 2003 of $1,221,515, an increase of $657,245 as compared with $564,270 for the three months ended June 30, 2002. In addition, we collected $678,784 on resolved cases for the three months ended June 30, 2003, an increase of $505,929, as compared with $172,855 for the three months ended June 30, 2002.

         We made contract advances of $2,447,222 for the nine months ended June 30, 2003, an increase of $719,695 or 41.7% , as compared with $1,727,527 for the nine months ended June 30, 2002. In addition, we collected $1,345,184 on resolved cases for the nine months ended June 30, 2003, a decrease of $118,287 or 8.1% as compared with $1,463,471 for the nine months ended June 30, 2002.




Financing Activities

         Net cash provided by financing activities was $2,845,000 for the nine months ended June 30, 2003 an increase of $1,683,589 over the comparable period in 2002. The increase was primarily attributable to the investments described below.

         We completed the reverse acquisition on May 24, 2002 which provided approximately $1,400,000 in new capital. In connection with that transaction, we also reduced our then outstanding interest bearing debt from $4,200,000 at 15%-18% to $700,000 at 8%. At June 30, 2003, we had $2,900,000 of interest bearing long term 8%-12% debt, an increase of $2,200,000 from June 30, 2002.

         On December 5, 2002, we received $50,000 from the issuance of a 9.85%, three-year convertible subordinated promissory note. The promissory note is convertible into our common stock at the election of the note holder at the conversion price of $1.00 per share. In addition, each $25,000 note payable includes warrants to purchase 12,500 shares of our common stock at $0.60 per share that expire in three years.

         On December 12, 2002, we closed a $2.0 million long-term debt financing with an institutional investor. The terms of the promissory note call for interest at 12% per annum payable monthly beginning April 1, 2003, with principal due at maturity on December 12, 2006. In addition, the note includes warrants to purchase 2,000,000 shares of our common stock at $0.50 per share and warrants to purchase 1,000,000 shares of our common stock of Case Financial at $0.80 per share that expire in four years. We also agreed to register the common stock underlying the warrants in a registration statement filed under the Securities Act of 1933, as amended (the "Act").

         In connection with the above financing, we incurred finders fees amounting to approximately $233,000 including the fair value of warrants to purchase 200,000 common shares at $0.50 per share issued to the finders. In addition, we incurred $83,000 in interest costs based on the fair value of the warrants issued directly to the lender. Both the finders fees and interest costs related to the financing have been capitalized into prepaid expenses and are being amortized over the term of the loan.

         Effective January 1, 2003, two accredited investors (including the $50,000 December 5, 2002 transaction described above) converted their investment by exchanging three-year, 9.85% per annum promissory notes for four-year, 12% per annum, promissory notes issued by us. The principal amount of the promissory notes was $200,000. As part of the conversion, we cancelled three-year warrants to purchase 100,000 shares of common stock at $0.65 per share, and issued four-year warrants to purchase: (i) 200,000 shares of common stock at an exercise price of $0.50 and (ii) 100,000 shares of common stock at an exercise price of $0.80 to the two investors. We also agreed to register the common stock underlying the warrants in a registration statement filed under the Act.

         At June 30, 2003,  we had  $1,070,000  in  obligations  for Third Party
Investments, an increase of $900,000 over the balance at March 31, 2003, $100,000 of which was from a related party. There were no case resolutions on the related investments in contracts during the three months ended June 30, 2003 and therefore no principal was returned during the period.

         We do not have any material capital expenditure commitments as of June 30, 2003.

         The current cash balance should, when combined with the anticipated cash flows generated by contract fees on our portfolio of investments, and anticipated service fees from the management of the Old Case portfolios, be sufficient to finance our operations for at least the next 12 months.

         We intend to pursue additional debt and equity investments and joint investment participations with institutional and accredited investors in the future.


FACTORS THAT MAY AFFECT FUTURE RESULTS

RISKS RELATED TO OUR BUSINESS:


OUR CASH FLOW IS DEPENDENT ON FACTORS BEYOND OUR CONTROL, INCLUDING THE UNCERTAINTY OF LITIGATION OUTCOMES, AND THEREFORE A COLLECTION CYCLE OF UNCERTAIN DURATION. AS A RESULT, WE MAY BE REQUIRED TO OBTAIN INTERIM FINANCING, WHICH MAY BE ON UNFAVORABLE TERMS, RESULTING IN A MATERIAL ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS AND REVENUES, AS WELL AS OUR ABILITY TO ENGAGE IN FUTURE BUSINESS

         We may have to wait for a long period of time after we fund our advances for resolution of the underlying claim, and only if the plaintiff is successful, do we recover our advances or loans and fees. Based on our experience of cases settled to date, claims have historically taken an average of 15 months to resolve. Although we make efforts to reduce that time, once we have funded a client, the collection cycle is largely out of our control. Accordingly, we must use other funds to pay for our overhead expenses. Should recoveries take longer than we planned, we may have to seek interim debt or equity financing to meet our expenses. We cannot assure you that in such an event we could find such financing or that, if we could, the financing would be available on terms satisfactory to us. As a result, we may experience a material adverse impact on our financial position, particularly our revenues, as well as our ability to continue to fund current and future clients.

OUR BUSINESS IS CAPITAL INTENSIVE. IN ORDER TO ACHIEVE PROFITABILITY OUR PORTFOLIO OF INVESTMENTS IN CONTRACTS, EXCLUSIVE OF THIRD PARTY INVESTMENTS, MUST EXCEED $4,000,000 FOR A PERIOD OUTSTANDING OF AT LEAST NINE MONTHS

         Our business strategy requires us to deploy sufficient capital in order to create the scale necessary to generate a profit. In order to become profitable, we must have sufficient working capital to build a portfolio of investments in contracts (exclusive of third party investments) which aggregate at least $4,000,000 in principal amount of advances, loans or guaranties; and which have been outstanding for a period of at least nine months. Our failure to obtain and maintain the necessary capital or guaranties to meet this minimum threshold will result in continuing losses assuming our current expenses and will have a material adverse effect on our business, financial condition and results of operations.

IF ACTUAL LOSSES EXCEED OUR LOSS RESERVES, OUR RESULTS OF OPERATIONS AND WORKING CAPITAL WILL BE ADVERSELY AFFECTED

We maintain a reserve for investments in contracts that may not be favorably resolved. We are not able to make an exact calculation of losses but rather we make estimates of losses based on our experience with similar cases. We base these estimates on facts and circumstances then known, predictions of future events, estimates of future trends in claims and judicial theories of liability. For example, we may not be able to collect upon the judgment recovery when and if it is delivered to the plaintiff's counsel, or we may not be able to collect without bringing a legal action against the former plaintiff. Because our establishment of loss reserves is an inherently uncertain process we cannot assure you that our ultimate losses will not exceed our loss reserves. If our reserve levels are inadequate, we will be required to increase our loss reserves and loss adjustment expenses and our results of operations, working capital and stockholder's equity will be adversely affected.

WE PROVIDE FUNDING PRIMARILY ON STATE AND FEDERAL LITIGATION CONDUCTED WITHIN CALIFORNIA COURTS. OUR ABILITY TO EXPAND OUTSIDE OF CALIFORNIA IS LIMITED BY JURISDICTIONAL LIMITATIONS

         Not all states allow loans, guaranties or advances to attorneys and plaintiffs. Some jurisdictions do not allow maintaining, supporting, promoting or assisting another person, with money or otherwise, to prosecute a lawsuit, or "maintenance." Similarly, the bargain between a stranger and a party to a lawsuit by which the stranger pursues the party's claim in consideration of receiving part of any judgment proceeds may be a form of "maintenance" and may not be permitted in some jurisdictions. Our ability to grow and expand our business outside of California is limited to specific jurisdictions which permit us to conduct operations. Our inability to expand outside of California may negatively impact our ability to grow.

COURTS MAY DEEM OUR ADVANCES PRIOR TO APRIL 2003 TO BE LOANS RESULTING IN REDUCED OPERATING REVENUES

         Prior to Case Capital Corporation becoming a licensed California finance lender in April 2003, we made advances not loans or guaranties. While we believe that we were not subject to various laws and regulations in California that constrain lending activities with respect to our activities prior to April 2003, we cannot assure you that a court in any jurisdiction in which we pursued our business would not examine our activities and come to the conclusion that we were in fact lending money to plaintiffs. If a court determines that our activities constituted lending in violation of local law, our agreements would be voidable, and we could be subjected to fines and other sanctions. Such a conclusion would significantly impact our financial condition, as well as reduce our ability to fund new plaintiffs.

THE BUSINESS OF MAKING NON-RECOURSE ADVANCES, LOANS AND GUARANTIES IN PERSONAL INJURY AND CONTINGENCY LITIGATION IS A NEW BUSINESS. ACCORDINGLY, IT MAY BE DIFFICULT TO EVALUATE OUR BUSINESS AND RESULTS OF OPERATIONS, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR STOCK PRICE.

         The business of making non-recourse advances, loans and guaranties in personal injury and other contingency litigation is less than five years old. While we are one of the earliest entrants, we have only four years of precedents upon which to base our operations. In addition, none of our officers or directors has experience in the business of lending prior to joining the company. While we believe that the time spent in the past four years refining our risk analysis procedures allows us to evaluate the lawyers, plaintiffs and cases to whom we advance money, there is no extensive history in risk analysis upon which we or investors may rely. Although we make comparisons to other claims and compile a database of case activity to assist our operations, we do not have an extensive database upon which we can make our risk decisions. Risk decisions made on incomplete or inaccurately assessed information may lead to lower rates of claims recovery and may have an adverse impact on our business and results of our operations.

IN ORDER TO GENERATE BUSINESS AND OPERATE PROFITABLY, WE MUST EDUCATE CUSTOMERS ABOUT OUR SERVICES

         Unlike other financial services, the business of providing non-recourse pre-settlement funding in contingency litigation is not well-known among plaintiff attorneys, nor among the general population, which includes current and future plaintiffs. As a result, we must utilize strong sales efforts to increase awareness of our business in order to increase our customer base and market. Therefore, we cannot give any assurances that we will be successful in educating potential customers about our services and especially educating customers about our services in a manner that will be attractive to them. A failure to so educate customers may reduce our client base as well as our overall market, which may have an adverse impact on our ability to grow.

28.9% OF OUR ASSETS ARE REPRESENTED BY UNSECURED NOTES RECEIVABLE FROM OLD CFI, AN AFFILIATED ENTITY. OLD CFI MAY NOT BE ABLE TO REPAY THE INVESTMENT IN THE EVENT IT IS UNABLE TO COLLECT ON ITS PORTFOLIO OF INVESTMENTS IN CONTRACTS OR DISPOSE OF OUR COMMON SHARES

          $737,632 of our assets is held as notes receivable from Old CFI, including accrued interest. This amount represents 28.9% of our total assets as of June 30, 2003. Old CFI's ability to pay these notes is dependent in part on their collection of investments in contracts made prior to our merger, which we service, and in part on their ability to liquidate profitably their only other significant asset, which consists of 2,620,000 shares of our common stock they received in our merger, representing 16.8% of our total common shares outstanding. These shares are restricted subject to Rule 144 volume and manner of sale limitations, but are not otherwise subject to any other restrictions on resale. Accordingly, any adverse change in either Old CFI's ability to collect on such investments in contracts or the value of our stock, or the inability to dispose of the shares in an orderly and timely manner will have a negative impact on our financial position and results of operations. In addition, Old CFI has approximately $2,200,000 in secured indebtedness at June 30, 2003, which is senior to and has priority over our unsecured notes and accrued interest.

OUR  BUSINESS  MAY BE  COPIED  BY  COMPETITORS  AS  THERE  ARE FEW  BARRIERS  TO
COMPETITION

         Other than financial capabilities, an expertise in assessing risks, our proprietary business processes and supporting infrastructure, our business is not dependent upon proprietary information that could not otherwise be duplicated. Accordingly, there are no substantial barriers to potential competitors. We may not be able to compete successfully against current or future competitors. In addition, competition may drive down the return on our advances, loans, or guaranties. Given the risks inherent in our business, a reduction in our rate of return may impact the viability of our business model. There is no assurance that we may be able to compete successfully against others who offer similar services or that such competition may not reduce the rate of return we receive for our funding.

OUR BUSINESS IS DEPENDENT ON KEY PERSONNEL, AND THE LOSS OF ANY OF THESE EMPLOYEES MAY HAVE A MATERIAL DETRIMENTAL IMPACT ON OUR ABILITY TO CONDUCT BUSINESS AND OBTAIN FUTURE CLIENTS

         Our future performance depends on the service of key personnel such as Eric Alden, Chief Executive Officer, Lorne Pollock, Vice President Underwriting, Gary Primes, Chief Information Officer and Vice President of Operations, and
James Lewis, Vice President of Sales, and our ability to attract, train, and retain additional risk, technical, sales, marketing, customer support, and management personnel. While we have employment agreements with three of our key employees, none of which restrict them from leaving our company and/or pursuing opportunities with competitors, we do not have a written employment agreement with Eric Alden. The loss of one or more key employees could negatively impact us. We cannot assure you that we will retain these key employees, or attract and retain other needed personnel.

RISKS RELATED TO OWNING OUR COMMON STOCK:

EXERCISE OF OPTIONS AND WARRANTS WILL DILUTE EXISTING STOCKHOLDERS BY UP TO 49.2% AND COULD DILUTE YOUR INTEREST IN OUR COMMON STOCK

         As of June 30, 2003, we had issued and outstanding 15,561,108 shares of common stock, outstanding options to purchase 2,185,000 additional shares of common stock, with a weighted average exercise price of $0.43 and a weighted average life of 7.6 years, and warrants to purchase 5,475,000 additional shares of common stock: 1,975,000 shares at $3.00 expiring July 2004, 1,100,000 shares at $0.80 and 2,400,000 shares at $0.50 expiring December 2006. The exercise of such options and warrants may dilute your interest and ownership in our stock by 49.2% after full exercise. Such dilution may also limit our ability to raise additional capital through equity sales.



OUR OFFICERS AND DIRECTORS COLLECTIVELY OWN APPROXIMATELY 23% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK, WHICH ALLOWS THESE STOCKHOLDERS TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING APPROVAL OF THE STOCKHOLDERS. ACCORDINGLY, THIS MAY RESTRICT YOUR ABILITY TO EFFECTUATE AN ACTION CONTRARY TO THE POSITION OF OUR BOARD AND MANAGEMENT, SHOULD THEY CHOOSE TO ACT AS A GROUP, AND MAY MAKE IT DIFFICULT FOR YOU TO RECEIVE A PREMIUM FOR YOUR SHARES OF STOCK

         As a result of the significant collective ownership of our officers and directors, other investors may have limited control over matters requiring approval by the stockholders, including the election of directors, should the officers and directors choose to act as a group. Such concentrated control may also make it difficult for you to receive a premium for your shares of our common stock should you choose to sell them in opposition to the board of directors and management.

OUR COMMON STOCK IS LISTED ON THE OVER-THE-COUNTER (OTC) BULLETIN BOARD, WHICH MAY MAKE IT MORE DIFFICULT FOR STOCKHOLDERS TO SELL THEIR SHARES AND MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECREASE

         Because our common stock is listed on the OTC Bulletin Board, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and limited coverage by security analysts and the news media of us. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was traded on NASDAQ or a national securities exchange, like the American Stock Exchange.

OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY HAVE THE EFFECT OF MAKING IT MORE EXPENSIVE OR MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE, OR TO ACQUIRE CONTROL, OF US

         Although we currently do not have any such shareholder rights outstanding, our certificate of incorporation makes it possible for our Board of Directors to issue preferred stock with voting or other rights that could impede the success of any attempt to change control of us. Delaware law prohibits a publicly held Delaware corporation from engaging in certain business combinations with certain persons, who acquire our securities with the intent of engaging in a business combination, unless the proposed transaction is approved in a prescribed manner. This provision has the effect of discouraging transactions not approved by our Board of Directors as required by the statute which may discourage third parties from attempting to acquire or to acquire control of us even if the attempt would result in a premium over market price for the shares of common stock held by our stockholders.

OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" RULES

         The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and
(ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


Item 3.           Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. As of June 30, 2003, the end of the period covered by this report, our chief executive officer and our chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

         (b) Changes in internal control over financial reporting. In the three months ended, June 30, 2003, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         Asia Web and some of its former officers and directors, Michael Schaffer, Larry Schaffer and Waddy Stephenson, filed a complaint in the Superior Court of the County of San Diego on January 16, 2002 against a law firm and several individuals affiliated with the law firm. The law firm provided legal services to Asia Web. The complaint sought damages of up to $1 million for legal malpractice committed by the defendants. We settled the lawsuit in April 2003 and received a $216,000, net of direct litigation expenses, contingency attorney fees, and $55,562 shared with Messrs. Schaffer, Schaffer and Stephenson.

         We are a nominal defendant in a shareholders' derivative action filed in the Superior Court of the State of California for the County of San Diego. The plaintiffs, as shareholders of Asia Web before the merger, have sued the individual defendants former officers, including Michael Schaffer, alleging that they converted to personal use certain corporate assets and are seeking to have the individual defendants return the assets to us. We are only a "nominal" defendant and no relief is being sought against us in this action. As a result of the lawsuit, a dispute arose between us and a former officer, Michael Schaffer, with respect to Mr. Schaffer's claim for indemnification for legal fees incurred in defending himself in the lawsuit. We entered into a settlement agreement with Mr. Schaffer on June 25, 2003 whereby we agreed to: (i) grant 18 month options to Mr. Schaffer to purchase 250,000 shares of common stock at an exercise price of $0.30 only if the market price for our common stock exceeds $0.65 for two consecutive trading days, and (ii) pay $70,000 in cash with monthly payments of $10,000 commencing October 2003.

Item 2.           Changes in Securities

         On June 25, 2003, we agreed to grant options to purchase 250,000 shares of our common stock at an exercise price of $0.30 per share to Mr. Michael Schaffer in connection with the settlement of a dispute related to a lawsuit. See "Legal Proceedings." The options expire on December 25, 2005, and may only be exercised if the closing price of the common stock exceeds $0.65 per share for a period of two consecutive trading days, and must be exercised if the closing price of the common stock exceeds $0.90 per share for a period of two consecutive trading days. The grant of options was exempt from the registration provisions of the Securities Act of 1933, as amended (the "Act") pursuant to
Section 4(2) thereof.

         On April 8, 2003, we granted options to purchase 50,000 shares of our common stock to Bernard Christophe as director's compensation, at an exercise price of $0.45 per share, and vesting 12,500 per quarter. The options have a term of ten years. The grant of options was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof.


Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

         31.1  Certification under Section 302 of the Sarbanes-Oxley Act of 2002
         31.2  Certification under Section 302 of the Sarbanes-Oxley Act of 2002

         32.1  Certification under Section 906 Of The Sarbanes-Oxley Act Of 2002

         32.2  Certification under Section 906 Of The Sarbanes-Oxley Act Of 2002



(b)      Reports on Form 8-K

         None.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Case Financial, Inc.

By:      /s/ Eric A. Alden
         ---------------------------
         Eric A. Alden
         Chief Executive Officer
         (Principal Executive Officer)

Date: August 14, 2003

By:      /s/ Steven Gershick
         Steven Gershick
         Acting Chief Financial Officer
         (Principal Accounting Officer)

Date: August 14, 2003