Form 10KSB
period 2003-09-30
CASE FINANCIAL INC
filed 2004-01-14
CIK 1096841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the annual period ended September 30, 2003

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the Transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 0-27757

                              CASE FINANCIAL, INC.

             (Exact Name of registrant as specified in its charter)

            Delaware                                             33-0529299
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

       15060 Ventura Boulevard, Suite 240, Sherman Oaks, California 91403
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (818) 728-9440
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

          (Former name and former address if changed since last report)

         Securities registered under Section 12(g) of the Exchange Act:

                          common stock, $.001 par value
                          -----------------------------
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year. $527,908

      The aggregate market value of common stock held by non-affiliates was approximately $ 1,532,566 based on the December 26, 2003 closing price of such common stock.

      As of December 26, 2003 there were 15,561,108 shares of common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                TABLE OF CONTENTS

PART I

Item 1.   Description of Business.............................................

Item 2.   Description of Property.............................................

Item 3.   Legal Proceedings.................................................

Item 4.   Submission of Matters to a Vote of Security Holders

PART II

Item 5.   Market for Common Equity , Related Stockholder Matters, and Small
          Business Issuer Purchases of Equity Securities....................

Item 6.   Management's Discussion and Analysis or Plan of Operation.........

Item 7.   Financial Statements..............................................

Item 8.   Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure .............................................

Item 8A.  Controls and Procedures ..........................................

PART III

Item 9.   Directors, and Executive Officers of the Registrant...............

Item 10.  Executive Compensation............................................

Item 11.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters.......................................

Item 12.  Certain Relationships and Related Transactions....................

Item 13.  Exhibits and Reports on Form 8-K..................................

Signatures..................................................................

Exhibit Index...............................................................

Certifications

                                     PART I

Item 1. Description of Business

General

      We were originally incorporated as Asia Web Holdings, Inc. ("Asia Web") on August 26, 1983 in British Columbia, Canada. In September 1993, we domesticated under Section 388 of the Delaware General Corporation Law. Since our incorporation, we have been in several different businesses. On March 12, 2002, we entered into a definitive Asset Purchase Agreement (the "Agreement") with Case Financial, Inc., a private California corporation, wherein we purchased certain assets and the entire business operations of Case Financial, Inc. and its wholly owned subsidiary Case Financial Funding, Inc. (hereinafter referred to as "Old CFI"), and Case Financial, LLC (a California Limited Liability Company related through common ownership, and hereinafter referred to as "LLC") (together hereinafter referred to as "Old Case"), for up to 9,475,000 shares of our common stock, 5,000,000 of which were reserved for issuance to note holders of Old Case at $0.50 per share for the 60 days following closing. We secured over 51 percent approval from 19 of our shareholders. In addition, commencing March 15, 2002, we began managing the liquidation of the existing portfolios of Old Case pursuant to a Service Agreement entered into in connection with the asset purchase transaction, for a management fee equal to 15 percent of the gross amounts collected by us on behalf of Old CFI. Also, on March 15, 2002, Mr. Michael Schaffer resigned as an officer and director, and Mr. Eric Alden, the President of Old CFI, was appointed the new Chief Executive Officer and a director of the Company. As of March 15, 2002, we assumed all future operations of the Old Case business, including the hiring of Old CFI's 13 employees.

      The asset purchase transaction closed on May 24, 2002, at which time we issued 3,100,000 shares of our common stock to Old CFI, including an investment banking fee of 480,000 shares valued at $216,000, and exchanged 1,750,700 shares of common stock for notes receivable from Old CFI in the face amount of $835,000 plus accrued interest of $40,350. These notes are unsecured, due on demand, bear interest at 12% - 18% per annum, and are subordinate to $2,200,000 in secured indebtedness of Old CFI. We also purchased 100% of the members' interest in LLC for 150,000 common shares valued at $67,500 and $700,000 in 8% subordinated promissory notes. At that date, the principal amount of investments in contracts outstanding held by LLC and acquired by us was $471,460, net of a reserve for contract losses of $117,865. The transaction has been accounted for as a reverse acquisition.

      Lastly, all of our former directors resigned in favor of new directors, and 1,825,000 common shares were approved for issuance to new management, certain new directors and consultants.

      At the closing, management, shareholders and note holders of Old Case held or had the right to receive an aggregate of 6,825,700 common shares representing approximately 44% of our then outstanding common stock.

      In May, Asia Web changed its name to Case Financial, Inc. (hereinafter referred to as the "Company" or "Case") and changed its fiscal year end to September 30. The Company is carrying on the historical business of Old Case.

OVERVIEW

      We provide funding to law firms involved in personal injury litigation to cover the costs of expert witnesses, accident reconstruction and other costs, excluding legal fees, ordinarily incurred in prosecuting contingency litigation.

      Our advances, loans and payment assumption guarantees are typically non-recourse obligations that are repaid to us along with success fees and sometimes interest, only upon settlement or favorable adjudication of the underlying case. In the event the case is abandoned, dismissed or adjudicated not in favor of the plaintiff, the borrower or recipient of advance has no obligation to repay our principal or fees, and our investment is lost. If we have issued a payment assumption guaranty, we are unconditionally obligated to pay the expert or legal service provider at conclusion of the case, irrespective of outcome.

      Upon settlement or successful adjudication of the cases, we receive a return of our principal plus a success fee (and interest in the case of loans) based upon our assessment of the risk of the particular litigation made by us prior to making the investment. We look at a number of factors in determining whether to make the investment and what price to charge to adequately compensate us for the risk we undertake. See the discussion below entitled "OPERATIONS - Risk and Risk Management".

      We believe that our funding helps to "level the playing field" in the legal process by providing plaintiff' attorneys with the working capital needed to fund the cost of contingency litigation, which prevents plaintiffs from being forced to prematurely settle potentially valuable claims at a substantial discount.

      We seek to position ourselves as a value-added working partner for plaintiff attorneys. We believe that our services fill an identified market need by providing non-recourse funds for litigation expenses principally on personal injury related cases. Our products and services benefit plaintiff attorneys by providing access to working capital in addition to, or as a replacement for full-recourse bank lines of credit needed to fund ever increasing litigation expenses, thereby enabling the attorney to better prepare each claim, in which they participate under their contingency fee agreement, for maximum settlement value. Plaintiffs benefit by having access to capital for interim personal needs, rather than being forced to settle prematurely for lack of financial resources. Our advances and loans do not defray any attorney fees that may arise in a successful litigation, as the lawyer always remains fully at risk with respect to those contingent fees. In the case of funding provided to plaintiff's counsel our principal and fee income has senior priority over all other debts and fees of the case, meaning that our funding and fees are repaid prior to participation by the lawyer and plaintiff in the award or settlement. In cases where the settlement or award is substantially less than anticipated, we may be forced to negotiate a lower fee or interest rate or may incur a loss of some of our principal. We provide a reserve for losses and adjustments of this type.

      Recent Developments - Our Loan and Guaranty Programs

      In April 2003, we began to offer our L.E.G.s loan and guaranty program through Case Capital Corporation, a registered finance company, to law firms representing plaintiffs in personal injury cases. Under the L.E.G.s program, we make non-recourse loans to or issue payment assumption guarantees on behalf of lawyers to cover the fees of expert witnesses and other legal service providers involved in prosecuting the contingency litigation on behalf of the plaintiff. In the case of guarantees, we are obligated to make payment upon case resolution. Like our traditional advances made prior to April 2003, these loans and payment assumption guarantees are non-recourse to the borrower. We underwrite them in the same way. While a majority of our revenues in the near future will continue to be derived from resolutions of traditional cash advances made prior to April 2003, our marketing focus is on the L.E.G.s loan and guaranty program.

      The company under its wholly owned subsidiary, Case Capital Corporation, initiated a new loan program for short term bridge loans for attorneys. The loans are secured by settled cases and are expected to turn in less then 60 days on average.

REVENUE GENERATION AND RECOGNITION

      The management of our advances, loans and guarantees are risk-based investments in contracts subject to the uncertainty of future events in the prosecution of the underlying litigation. We charge success fees (and interest in the case of loans) which are recognized only at conclusion of the case, and only if such litigation is successful. We base the prices we charge on our underwriting and analyses of the risk, and additionally, in the case of advances and loans, on the time value of money. In unsuccessful cases, we realize a loss of the investment principal.

Contract Fees. There are two categories of Contract Fees: i) fees generated from the resolution of successful cases funded entirely by us, and ii) fees generated from the resolution of successful cases arranged and serviced by us, but funded by third parties, referred to herein as "Third Party Investments."

      We utilize Third Party Investments in order to provide funding to our clients in situations when our available internal capital is insufficient to fund the transactions entirely by ourselves, or when the size of the transaction is larger than is prudent for us to undertake directly. We receive a success fee for originating and servicing the investment generally equal to 25% or 50% of the income, if any, received upon successful resolution of the underlying case. The third party investors bear all of the risk with respect to the investment in contract. In addition, if we also participate in the funding, we share in the remaining fees and principal with the third party investors according to our pro-rata share of the total capital invested.

Service Fees. Service Fees consist of revenues we generate in connection with our management of the investments in contracts portfolio of Old CFI under a Service Agreement entered into in May 2002 as part of the reverse acquisition. Old CFI has retained the underlying investments in these portfolios so our fees are for servicing the investment portfolio during its liquidation. The service fees we earn are equal to 15% of the gross amount collected (principal plus contract fee income) on behalf of Old CFI.

                    Contract Fee   Service Fees
                    ------------   ------------
         2002         383,104        100,262
         2003         468,389         59,519

See the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RESULTS OF OPERATIONS" below.

INDUSTRY OVERVIEW

      Unlike attorneys who bill hourly for their legal services, plaintiff attorneys in personal injury litigation work on a contingency basis and routinely fund the cost of litigation themselves. Expert witnesses are essential in the process of litigating a personal injury case, and can cost several thousand dollars per expert per case. Accordingly, a plaintiff attorney's ability to maximize the value of a case is based in part on their ability to fund the case. In addition, plaintiff attorneys are often obligated to provide funds to their clients for living and other expenses while awaiting settlement. In order to satisfy their clients' needs, they may be forced to settle a client's claim at a lesser amount, advance their own funds to clients without the lawful ability to charge interest, or risk losing clients to other attorneys who will advance funds.

CALIFORNIA PERSONAL INJURY MARKET

      We currently focus our efforts on the personal injury litigation market, and limit our operations principally to state and federal litigation conducted within the State of California. According to the 2003 Court Statistics Report, Statewide Caseload Trends 1991-1992 through 2000-2002 by Judicial Council of California and the 2003 California Verdict Survey (1997 - 2002) by Jury Verdict Research, in 2002, there were 60,694 personal injury cases settled before trial in California at an average value of $486,842, and 2,994 personal injury cases resolved in the California courts at an average value of $918,218 resulting in a total combined value of all awards and settlements of $32.3 billion. Because these averages include a small number of very large value cases, we base our market estimates instead on the median values as reported by those sources of $60,000 for settlements and $65,000 for awards resulting in an annual market estimate of $3.85 billion. Based upon our experience, out-of-pocket expenses for experts and other legal service providers run approximately 10% of the case value which, therefore, results in an annual available market opportunity of $385 million for pre-settlement litigation funding in personal injury cases in California. Currently, we estimate less than five percent 5% of this available market is being served.

      According to the National Center for State Courts, the total number of reported national civil filings for state trial courts in 2001 was approximately
21.3 million. During the decade 1989 to 1999, the Judicial Council of California reported that an average of 70,000 personal injury cases were filed annually in California Superior Courts and 1,800 personal injury cases went to jury trial. This is an indication that less than 3% of personal injury cases actually go to trial, the balance settled or resolved prior to trial. In the period from 2001 to 2002, the Judicial Council's 2003 Court Statistics Report estimated civil case filings in California increased by 5% to 1.6 million. Personal injury, property damage, and wrongful death filings increased by almost 9%, from 75,243 in 2001 to 81,787 in 2002. Civil case processing time also continued to improve during the past year. These numbers exclude municipal court cases, as well as insurance claims that are settled without the filing of a lawsuit.

STRATEGY

      Our objective is to become the pre-eminent institutional lender in non-recourse pre-settlement litigation across the country. To achieve this objective, the key elements of our strategy are as follows:

      o Build awareness of our products and services within the California personal injury litigation market.

      o     Develop new products and services.

      o     Improve risk and portfolio management tools and guidelines.

      o     Improve our information technology infrastructure.

      o Find new non-recourse lending opportunities within the California litigation market in segments other than personal injury litigation.

      o Find new short term recourse lending opportunities within California litigation market.

      o Find new opportunities for our lending business in personal injury and other litigation markets outside of California.

      In order to be successful we must continue to build awareness in the California legal marketplace about our products and services, as well as increase both the number of clients we service and the amounts we fund or guaranty.

      The development of new products and services is a critical element of the plan to grow our business. Our focus is to deliver new products which better meet our customers' needs for reduced pricing. At the same time, our product development efforts are directed towards reducing the overall investment risk in our business, and thereby increasing our portfolio returns on investment and profit margins.

      Our core competency is our ability to analyze the investment risk of the underlying cases and make appropriate pricing and investment decisions. We have proprietary case risk analysis procedures and investment guidelines which direct our investment decision making. We will continue improving and refining our risk analyses procedures, portfolio management guidelines and the type, quality and data underlying them as we continue to grow our business.

      Our risk analysis capabilities are complemented by our technological infrastructure and proprietary databases in which we capture and evaluate the performance of each investment and draw upon in forming conclusions about current investment decisions. Our plans to scale our business profitably are dependent on this underlying infrastructure. As a result, we will continue to devote resources to improving and upgrading our proprietary analysis and reporting capabilities of our in-house computing platform.

      Although we believe the California personal injury market represents a sizeable opportunity in itself, we nonetheless intend to explore new growth opportunities in other segments of the litigation business in California that may provide potential returns similar to those in personal injury litigation and those in which our business model and business processes may be leveraged. As an example, we have initially identified the construction defect litigation market which we intend to study carefully in the near term.

      Expanding our Short Term Loan program to all areas of contingency law. We intend to explore the possibility of expanding our short term loan into other areas of contingency litigation.

      We also intend to investigate lending opportunities in personal injury and other litigation markets in states outside of California with statutory and regulatory environments, and litigation settlement statistics similar to those in California.

SALES AND MARKETING

      We primarily market ourselves through affiliations with two of the three professional associations for personal injury lawyers in California; Consumer Attorneys of California, and the Consumer Attorneys of San Diego. These two associations reach a majority of the 6,000-7,000 personal injury attorneys practicing in the state. Our funding programs are currently endorsed by the San Diego association to their membership, and we are an active participant in all San Diego association programs. We are also an active participant in the California association, which is the largest of the professional associations and a continuing education program provider. In cooperation with the California association, we have developed a program in Litigation Funding Alternatives qualifying for continuing legal education credits. The program began in November 2002. We also exhibit at such associations' annual conventions. As a result of these and other activities, our name is becoming better recognized and our non-recourse funding products are becoming more accepted within the personal injury legal community in California.

      We have a full time dedicated sales staff that is responsible for developing and maintaining relationships with our personal injury attorneys and law firm clients. The Sales staff is compensated primarily with a base salary along with incentive payments tied to performance targets. An internal customer service staff provides sales and marketing support to the District Managers, Vice President of Sales and Marketing, and the underwriting department.

      The sales team directly markets our products to attorneys representing plaintiffs in personal injury cases only where clear liability is established. Presently, we have relationships with over 500 plaintiff attorneys in California which serve as a referral base for new and increasing repeat business.

OPERATIONS

      Risk and Risk Management. We have developed a proprietary risk analysis and case evaluation process with supporting information technology infrastructure that permits our underwriting personnel to systematically and objectively view of the claim through legal analysis, risk analysis, the nature of the parties involved, and the underwriter's prior experience as to valuation of similar claims. All factors relating to a claim are conservatively evaluated in order to determine an independent and realistic range of projected settlement value.

      Our underwriting department is managed by our Vice President of Underwriting, an attorney licensed to practice in California, who has 10 years of experience in personal injury litigation from both the plaintiff and defendant insurance company perspective. Upon receipt of a case file, our underwriting department makes an internal risk decision about whether to make an investment on the claim to the plaintiff or to the law firm, and if so, in what amount. The maximum investment is only a small percentage (generally less than 15%) of the expected future settlement value of the claim.

      We have developed a proprietary methodology for performing our underwriting and risk analyses supporting our investment decision making and pricing. These factors include a detailed analysis of documentation in connection with the following:

      1.    the existence of clear liability
      2.    the extent of damages
      3.    an estimate of case costs, liens and valuation
      4.    time-to-resolution estimates
      5.    the attorney's prior verdict and settlement record on like cases
      6.    the plaintiff's litigation history

      We use these factors on a case-by-case basis to determine the amount of the advance, loan or guaranty and our pricing. Once the case has been approved by underwriting, the amount of the funding and its pricing are determined according to a set of proprietary financial management metrics including various caps and limitations which seek to maintain the stability of the portfolio. The proposed investment is then reviewed and, if the amount exceeds $15,000, approved by the Company's investment committee composed of the CEO, and the Vice Presidents of Underwriting, Operations and Sales & Marketing.

      The risk department is currently capable of reviewing an average of 200 cases per month, or approximately 10 cases per day, which significantly exceeds the current volume of activity. We approve approximately 50% of the cases we review. As the volume of claims increase beyond this level, or if we enter other markets, we intend to hire additional risk staff from experienced plaintiff attorneys, insurance defense attorneys, and insurance adjustors.

      Technology Infrastructure. We utilize two primary in-house databases as well as several subscription databases. The internally maintained databases include a proprietary case management system for data collection, evaluation and tracking; and an off-the-shelf case/investment tracking system that includes customer resource management capability. The case management system collects data from initial contact through case resolution.

From these databases, we can generate an extensive range of reports. We utilize these reports to refine case handling parameters and monitor the effectiveness of our risk standards. The advance/tracking database facilitates the monitoring and status updating of all open advances for purposes of collection.

WEBSITE AND TRADEMARKS

      We have developed a web presence and we have registered the domain name CASEFINANCIAL.COM, among others. The website currently provides on-line access to basic information about us and our products and services. We intend to expand our web capabilities to include a wider array of customer service capabilities in the near future.

      Additionally, we have a federal trademark for the service mark "The Attorneys Advantage." We have trademark and servicemark applications pending for "L.E.G.s,", and others.

CUSTOMERS

      As of September 30, 2003, one law firm customer represented approximately 25% of our portfolio of investments in contracts and approximately 23% of our total revenue.

THIRD PARTY INVESTMENTS

      As of September 30, 2003, third party investments aggregated $2,236,080, 21% of which is from related parties. During the year ended September 30, 2003, three related parties advanced $913,500 or 33% of the $2,776,580 total third party investments and we returned $674,000 of the total third party investment principal to those three related parties upon case resolution. In addition, during that twelve month period, we paid $181,596 or 95% of the total third party participation fees to those three related parties upon successful case resolutions. Third party investors are completely at risk with respect to losses on their investments. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RESULTS OF OPERATIONS - REVENUE - Contract Fees" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" below.

EMPLOYEES

      We currently have 10 full-time employees and 1 part-time employee. Our employment agreements and their terms are described in our discussion entitled "Directors, Executive Officers, Promoters and Control Persons - Employment Agreements." None of our employees are covered by a collective bargaining agreement, and we consider our relations with labor to be good.

COMPETITION

      The market for non-recourse pre-settlement litigation financing is competitive but fragmented. We compete primarily on the basis of the flexibility of our products, rapid response time, and the value added industry information and business management services we provide.. In the California personal injury litigation market, we face competition from the following companies: LitFunding Corporation (currently in bankruptcy proceedings), Core Funding Group LP, Law Finance Group Inc., Oasis Legal Funding, and ExpertFunding.com Corporation. We may also face competition in the future from companies providing specialty recourse financing to the legal community, including American Asset Finance LLC. Some of our direct and indirect competitors are well-established national, regional or local players that may have substantially greater financial, marketing and other resources than we do. There are currently no competitors offering non-recourse loans and guarantees similar to those offered by us in our L.E.G.s program.

      Funding in our industry generally deals with pre-settlement litigation funding (our market), post-litigation funding, and appellate funding. Should any of our competitors conducting post-litigation and/or appellate funding move into the pre-settlement arena, we will face increased competition and may need to refine our business model to meet the challenge, particularly if such companies are better funded than we are.

GOVERNMENT REGULATION

      Advances. We are unaware of any state or federal regulations concerning non-recourse advances in any of the states in which we currently do business, or intend to do business in the foreseeable future.

      Loans. On April 8, 2003, our wholly owned subsidiary, Case Capital Corporation, became licensed under the California Finance Lender's Law. As a Licensed Finance Lender, Case Capital is subject to regulation by the California Department of Corporations. Compliance costs include a fee equal to 0.0002 of Case Capital's gross income from loans in California. Currently, we do not believe that the compliance costs will be a material expense. Each state has laws and regulations governing the business of lending money that may differ from state to state. Therefore, prior to expanding our lending services into a new jurisdiction we must conduct an extensive review of that state's regulatory framework to ensure compliance with the applicable regulations.

      Guarantees. We are unaware of any state or federal regulations concerning guarantees in any of the states in which we currently do business, or intend to do business in the foreseeable future.

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

Item 3. Legal Proceedings

      Asia Web and some of its former officers and directors, Michael Schaffer, Larry Schaffer and Waddy Stephenson, filed a complaint in the Superior Court of the County of San Diego on January 16, 2002 against a law firm and several individuals affiliated with the law firm. The law firm provided legal services to Asia Web. The complaint sought damages of up to $1 million for legal malpractice committed by the defendants. We settled the lawsuit in April 2003 and received a $216,000, net of direct litigation expenses, contingency attorney fees, and $55,562 shared with Michael Schaffer.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

                                     PART II

Item 5. Market for Common Equity , Related Stockholder Matters and Small Issuer Purchases of Equity Securities.

      Our Common Stock is traded on the Over the Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "CSEF." Prior to June 4, 2002, the Common Stock was traded on the OTC Bulletin Board under the symbol "AWHI." The following table sets forth the high and low trade prices of the Common Stock for the quarters indicated as quoted on the OTC Bulletin Board.

                                          2002                  2003
                                    ----------------      -----------------
                                     HIGH       LOW       HIGH        LOW
                                     ----       ---       ----        ---

      First Quarter                 $0.20      $0.11      $0.54      $0.30
      Second Quarter                $0.89      $0.13      $0.45      $0.20
      Third Quarter                 $0.75      $0.30      $0.30      $0.17
      Fourth Quarter                $0.78      $0.37      $0.32      $0.12

      As of December 26, 2003, there were approximately 433 holders of record of Common Stock.

      We do not anticipate paying cash dividends on our Common Stock in the foreseeable future. We currently intend to retain future earnings to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

      On December 12, 2002, we issued and sold one Unit to one institutional, accredited investor for a total of $2 million. The Unit consisted of a promissory note in the amount of $2 million bearing interest at the rate of 12% per annum and warrants to purchase: (i) 2 million shares of common stock at an exercise price of $0.50, and (ii) 1 million shares of common stock at an exercise price of $0.80 per share. We paid a finder's fee in the amount of 10%, or $200,000, payable in 3 annual installments as well as warrants to purchase 200,000 shares of common stock at an exercise price of $0.50 per share. The finder's warrants expire four years from the date of grant. No forms of general solicitation or advertising were used in connection with the sale and issuance of the Unit. The issuance and sale of the Unit was exempt from the registration provisions of the Securities Act of 1933, as amended, (the "Act") pursuant to
Section 4(2) thereof.

      On December 6, 2002, we issued and sold a $50,000 promissory note to one accredited investor. The investor paid $50,000 in exchange for 3 year promissory notes bearing interest at the rate of 9.85% per annum and 3 year warrants to purchase 25,000 shares of common stock at an exercise price of $0.60 per share. We did not pay any placement agent fees or commissions in connection with the sale of the promissory note. No forms of general solicitation or advertising were used in connection with the sale and issuance of the promissory note. The issuance and sale of the note was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof. On January 1, 2003, we changed the notes to four year promissory notes bearing interest at the rate of 12% per annum and 4 year warrants to purchase 50,000 shares of common stock at an exercise price of $0.50 and 25,000 shares of common stock at an exercise price of $0.80.

      From September 20, 2002 to December 5, 2002, we issued and sold a total of $150,000 of promissory notes to one accredited investor. The investor paid $150,000 in cash in exchange for 3 year promissory notes bearing interest at the rate of 9.85% per annum and 3 year warrants to purchase 75,000 shares of common stock at an exercise price of $0.60 per share. We paid a finder's fee of 5%, or $7,500 to one individual. No forms of general solicitation or advertising were used in connection with the sale and issuance of the promissory notes. The issuance and sale of the notes was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof. On January 1, 2003, we changed the notes to four year promissory notes bearing interest at the rate of 12% per annum and four years warrants to purchase 150,000 shares of common stock at an exercise price of $0.50 and 75,000 shares of common stock at an exercise price of $0.80.

      From September 20, 2002 to December 5, 2002, the Company issued and sold a total of $150,000 of promissory notes to one accredited investor. The investor paid $150,000 in cash in exchange for 3 year promissory notes bearing interest at the rate of 9.85% per annum and 3 year warrants to purchase 75,000 shares of common stock of the Company at an exercise price of $0.60 per share. The Company paid a finder's fee of 5%, or $7,500 to one individual. No forms of general solicitation or advertising were used in connection with the sale and issuance of the promissory notes. The issuance and sale of the notes was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof. On January 1, 2003 the Company changed the notes to a four year promissory notes bearing interest at the rate of 12% per annum and four years warrents to purchase 150,000 shares of common stock of the Company at an exercise price of $0.50 and 75,000 shares of common stock of the Company at an exercise price of $0.80.

Equity Compensation Plan Information

-------------------------------------------------------------------------------------------------------
                                Number of securities to be   Weighted average
                                 issued upon exercise of     exercise price of     Number of securities
                                   outstanding options,     outstanding options,   remaining available
    Plan category                  warrants and rights      warrants and rights    for future issuance
-------------------------------------------------------------------------------------------------------
                                           (a)                     (b)                    (c)
-------------------------------------------------------------------------------------------------------
Equity compensation plans                       --                   --                     --
approved by security holders
-------------------------------------------------------------------------------------------------------
Equity compensation plans not            2,100,000                $0.45                    n/a
approved by security holders
-------------------------------------------------------------------------------------------------------
Total                                    2,100,000                $0.45                    n/a
-------------------------------------------------------------------------------------------------------

Item 6. Management's Discussion and Analysis or Plan of Operation

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Forward Looking Statements

      The following "Management's Discussion and Analysis or Plan of Operation" includes "forward looking statements." All statements other than statements of historical fact made in this Form 10-KSB are forward-looking. In particular, any statements made in this Form 10-KSB regarding industry prospects or our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. The forward-looking statements contained herein are subject to a variety of risks and uncertainties, including those discussed above under the heading "Factors That May Affect Future Results" and elsewhere in this Quarterly Report on Form 10-KSB that could cause actual results to differ materially from those anticipated by us. Our actual results may differ significantly from our expectations.

Overview

      Case Financial, Inc. was incorporated in the State of California in 1998 and took over the net assets, primarily cash, of Asia Web Holdings, Inc. ("Asia Web") by way of a reverse acquisition completed on May 24, 2002.

      We provide non-recourse pre-settlement litigation funding services and make interest-bearing short-term collateralized loans to plaintiff attorneys and formerly to plaintiffs involved in personal injury and other contingency lawsuits.

      From our inception in 1998 through April 2003, our investments had been made in the form of cash advances. In April 2003 we formed our wholly owned subsidiary Case Capital Corporation, a licensed California finance lender, and subsequent to that date, our investments are made in the form of loans or guarantees. Our advances, loans and guarantees are primarily "non-recourse," meaning: i) that the obligation to repay the principal amount (as well as any success fees or interest) arises only upon settlement of the underlying litigation, or upon its successful adjudication in court, and ii) that (except in the case of loans made after April 2003 which become recourse obligations upon the successful resolution of a case) we cannot otherwise pursue the assets of the plaintiff or plaintiff's counsel outside of the litigation we're funding. If the case is abandoned, dismissed or adjudicates unfavorably to the plaintiff, our investment is lost. We are also making traditional recourse interest bearing loans to plaintiff attorneys or law firms on a secured or unsecured basis.

      We classify our non-recourse advances, non-recourse loans and guarantees on our balance sheet as "investments in contracts" to reflect their nature as risk-based investments where the return of principal and fees are subject to the uncertainty of future events in the prosecution of the litigation. The investments in contracts are reflected on our financial statements at the principal amount of the advance less a reserve for future contract losses. We recognize income at the time of settlement or favorable adjudication of the case.

      We classify our short term loans on our balance sheet as "Loans receivable" to reflect the lower risk nature of the loans compared to our non-recourse loans.

Our funding decisions are made on basis of a formal underwriting and risk analysis we perform internally as to the merits of each case proposed to be financed, the likelihood of its success, and its estimated settlement value; and not on the credit worthiness of the plaintiff or plaintiff's lawyer. Our decision to invest, as well as the price we charge is determined by this risk analysis. Our success fees are a function of i) the risk, ii) the amount of funding provided, and iii) in the case of advances or loans, the period of time the advance or loan remains outstanding. Our investments and fees are collateralized by the proceeds of the respective legal settlement evidenced by a security interest on the case filed with the attorney of record on the claim, entitling us to a priority interest on any monies received by the plaintiff or plaintiff's counsel.

      Historically, approximately 80% of our fundings were to attorneys, while the remaining portion was made directly to plaintiffs. In October 2002, we formed a 100% owned subsidiary Case Capital Corporation which became a licensed California finance lender in April 2003. Currently, we focus on providing fundings only to plaintiffs' counsel, and only in the form of either loans or payment assumption guarantees of the fees for experts, legal services providers and other litigation costs. We refer to these new loans and guarantees as our Litigation Expense Guaranty (L.E.G.s(TM)) program. We continue to employ our historical underwriting and internal risk analyses in determining the individual case funding amounts and pricing under the L.E.G.s program, focusing on the individual merits, risk, estimated settlement value and timing of each case proposed to be financed. We formed Case Capital Corporation, registered it as a licensed California finance lender, and created the L.E.G.s program in order to reduce some of the risk inherent in our business, better leverage our capital, and add value for our shareholders. While a majority of our revenues in the near future will continue to be derived from resolutions of traditional cash advances made prior to April 2003, our marketing focus is on the L.E.G.s loan and guaranty program.

      Attorneys use our funds or payment assumption guarantees primarily to pay litigation costs, including expert witness fees, accident reconstruction costs, filing fees, and other costs ordinarily incurred in prosecuting personal injury cases. These expenditures are necessary to maximize settlement or trial values. Our funding helps to "level the playing field" in the legal process against the insurance carriers by providing plaintiff attorneys with the working capital to fund the cost of contingency litigation, which prevents plaintiffs from being forced to prematurely settle potentially valuable claims at a substantial discount.

      Through May 24, 2002, the combined financial statements include the accounts of Case Financial, Inc., its wholly owned subsidiary, Case Financial Funding, Inc., and Case Financial LLC, a company related through common ownership ("Old Case"). Prior to the merger, Case Financial, Inc. is referred to as "Old CFI." The accompanying financial statements also include the accounts of Case Financial Inc. and our wholly owned subsidiaries Case Financial, LLC and Case Capital Corporation subsequent to May 24, 2002 through September 30, 2003. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

      Since the inception of Old CFI in December 1998 through September 30, 2003, we have funded over 1,490 advances and loans representing an aggregate of $9.8 million in principal amount of investments in contracts. As of September 30, 2003, approximately 74% of those cases have been resolved, resulting in the return of $7.4 million cash (representing 76% of total principal advanced) and an annualized return on investment of 65%, including principal losses of 16% on those resolved cases. Past results are no guarantee of future results. Nevertheless these metrics provide useful aggregate information about the size and past performance of our investments in contracts portfolio and may be useful as a benchmark for future performance. While the historical settlement cycle has averaged 15 months, the settlement cycle for advances made since March 2002 is now less than 12 months on average. As we have gained more experience in the marketplace, our management has focused on improving our risk analysis, investment timing and pricing models. Over time, our risk policies have evolved to include a set of financial metrics and portfolio management techniques to help shorten the average investment period, maximize collection values and minimize the risk of loss.

Revenue Generation, Recognition, and Reserve for Contract Losses

      Our advances, loans and guarantees are risk-based investments in contracts subject to the uncertainty of future events in the prosecution of the underlying litigation. We charge success fees (and interest in the case of loans) which are recognized only at conclusion of the case, and only if such litigation is successful. We base the prices we charge on our underwriting and analyses of the risk, and additionally, in the case of advances and loans, on the time value of money. In unsuccessful cases, we realize a loss of the investment principal. We establish an allowance for investments in contracts that may become uncollectible. It is maintained at a level, which in our judgment is sufficient to cover future losses.

      Contract Fees. There are two categories of Contract Fees: i) fees generated from the resolution of successful cases funded entirely by us, and ii) fees generated from the resolution of successful cases arranged and serviced by us, but funded by third parties, referred to herein as "Third Party Investments."

      We utilize Third Party Investments in order to provide funding to our clients in situations when our available internal capital is insufficient to fund the transactions entirely by ourselves, or when the size of the transaction is larger than is prudent for us to undertake directly. We receive a success fee for originating and servicing the investment generally equal to 25% or 50% of the income, if any, received upon successful resolution of the underlying case. Third party investors bear the entire financial risk with respect to the underlying investment in contract. In addition, if we also participate in the funding, we share in the remaining fees and principal with the third party investors according to our pro-rata share of the total capital invested.

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

      In addition to contract fees from investments in contracts made by us, we may originate and service investments in contracts on behalf of third party investors for which we receive a success fee generally equal to 25% or 50% of the income generated upon successful resolution of the underlying case. These third party investments are collateralized by specifically identified investments in contracts and are repayable only upon successful resolution and collection of the underlying case, along with fees equal to 50% or 75% of the amount earned. Third party investors bear the entire financial risk with respect to the underlying investment in contract. Contract fees are presented net of amounts paid to third party participants.

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

Recent Developments

      Subsequent to year end, we were late three (3) times in payments to our institutional investor. The terms of the note allow us to be late five times before default. The note will be in default and can be called by the lender on the sixth late payment. We are currently in compliance with the loan covenants.

RESULTS OF OPERATIONS

      Our fiscal year changed after the merger on May 24, 2002 from a December 31 year end to a September 30 year end. Results of Operations for the year ended September 30, 2003 are compared with the nine months ended September 30, 2002

Revenues

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

Total Revenues

      Total revenues consisting of contract fees, participations from third party investments in contract, and service fees aggregated $527,908 for the year ended September 30, 2003, compared with $483,366 for the nine months ended September 30, 2002, an increase of $44,542, or 9.2%.

Contract Fees

      Contract fee revenues were $468,389 for the year ended September 30, 2003 compared with $383,104 for the nine months ended September 30, 2002, an increase of $85,285, or 22.3%. During the year ended September 30, 2003, two related parties advanced $913,500 or 41% of the $2,236,080 total third party investments. We returned $674,000 or 88% of the $771,000 total third party investment principal returned on resolved cases to three related parties. In addition, during the year ended September 30, 2003, we distributed $181,596 or 95.1% of the total third party participation fees to those three related parties upon successful case resolutions. Contract fees are presented net of amounts paid to third party participants. As of September 30, 2003, third party investments aggregated $2,236,080, of which $470,000 or 21% was from related parties.

      Contract fee revenue is directly related to the principal amount of successful case resolutions as well as the length of time the related investment in contract has been outstanding. The increase in contract fee revenue for the year ended September 30, 2003 is primarily attributable to our ability to invest in cases that are closer to resolution and shorten the turn around time of the outstanding cases to less then 12 months. In addition, for the year ended September 30, 2003, the majority of the cases resolved were attributable to third party investment participations in which we originate and service the investment in contract on behalf of the investor for a fee equal to 25% or 50% of the income collected upon successful resolution.

      We estimate that unrecorded fee income on outstanding investments in contracts (i.e. open cases not yet resolved) is approximately $1,583,000, which we expect will resolve within the next three to twenty four months. Our estimate is based on historical performance and includes a provision for losses and settlements at amounts less than contracted fees.

Service Fees

      Service fee revenues for the year ended September 30, 2003 were $59,519 as compared with $100,262 for the nine months ended September 30, 2002, a decrease of $40,743, or 40.6%. Service fees are based upon collections from the portfolios under management of older debts from Old CFI's portfolio and can fluctuate based upon receipt of cash from this portfolio. The decline in service fee revenue is expected to continue as a result of a shrinking amount of advances open in the old portfolios.

Customer Concentrations

      As of September 30, 2003, advances and loans to one law firm represented approximately 25% of our portfolio of investments in contracts, net of third party investments. For the year ended September 30, 2003, this law firm customer represented approximately 23% of our revenue.

Operating Costs and Expenses:

      Operating costs and expenses consist of provision for losses on investments in contracts, general and administrative expenses, sales and marketing expenses, and merger compensation costs.

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

      The provision for losses on investments in contracts was $300,800 for the year ended September 30, 2003 compared with $269,485 for the nine months ended September 30, 2002, an increase of $31,315.

      The increase in provision for losses on investments in contracts is directly related to the increase or decrease in the investment in contracts and the amount of related write-offs. The increase in provision for losses on investments in contracts for the year ended September 30, 2003 compared with the nine months ended September 30, 2002 results primarily from two factors; i) providing for the increase in investments in contracts during the year ended September 30, 2003 which exceeded the increase during the nine months ended September 30, 2002, and ii) recognition during the year ended September 30, 2003 of $271,413 in write-offs which was greater than that recognized in the nine months ended September 30, 2002. The increase in write-offs for the year ended September 30, 2003 resulted primarily from the older portfolio and does not indicate a trend.

Impairment of Notes Receivable

      During the year ended September 30, 2003, we recognized an impairment loss of $635,000 on our notes receivable from Old CFI in the principal amount of $833,209 which were acquired in connection with the reverse acquisition. Furthermore, all but approximately $23,000 principal amount are unsecured and subordinated to $2,200,000 secured indebtedness of Old CFI. We are owed approximately an additional $131,000 receivable from Old CFI. The ability of Old CFI to service and retire the notes held by us is conditioned upon two primary factors: i) the collectibility of the portfolio of investments of Old CFI, and ii) the value of our common stock, valued at $0.15 per share, held by Old CFI. In connection with our obligation to manage the Old CFI portfolio held by Old CFI, it regularly reviews the collectibility of each investment in the portfolio. As a result of the most current review, management believes that a portion of the Old CFI investments in contracts may be uncollectible. As such, our estimate of the fair market value of the assets of Old CFI would be insufficient to retire all of its indebtedness, including the notes and the other receivable held by us, and therefore identified an additional impairment of $131,431 in other receivables. During the nine months ended September 30, 2002, we recognized an impairment loss of $175,000 on these notes receivable. The investments in contracts of Old CFI consist of a number of case advances made early in the development of Old CFI's underwriting methodology and include cases which would not meet current guidelines. As a result, the value of the Old CFI portfolio is expected to be subject to greater loss than our current portfolio.

General and Administrative

      General and administrative costs and expenses were $ 1,877,023 for the year ended September 30, 2003 compared with $856,247 for the nine months ended September 30, 2002 , an increase of $1,020,776.

      The increase in general and administrative costs and expenses for the year ended September 30, 2003 as compared with the nine months ended September 30, 2002 is primarily attributable to increasing cost of complying with the Sarbanes-Oxley Act of 2002 S.E.C. compliance, fund raising expenses, and the costs of developing the L.E.G.s and Short Term Loan programs. We anticipate the trend to reverse and reduce our general and administrative costs in the coming year.

Sales and Marketing

      Sales and marketing expenses were $512,520 for the year ended September 30, 2003 compared with $413,250 for the nine months ended September 30, 2002. On a 12 month annualized basis, sales and marketing expenses would have decreased by $38,480, primarily as a result of a change in the sales staff compensation.

Merger Compensation Costs

      During the nine months ended September 30, 2002, we incurred stock based merger compensation costs in connection with the reverse acquisition. In addition, we agreed to pay the income tax withholding on behalf of the officers receiving the stock grants. There were no comparable costs for the year ended September 30, 2003. For the nine months ended September 30, 2002, merger compensation costs aggregated $772,500.

Other Income (Expense):

Interest Income

      Interest income was $3,509 for the year ended September 30, 2003 compared with $45,183 for the nine months ended September 30, 2002, a decrease of $41,764.

      In each period, interest income is derived from interest earned on bank deposits. For the nine months ended September 30, 2002, interest income includes accrued interest from the notes receivable of an affiliate acquired in the reverse acquisition, along with interest income received on investment in contracts settled for an interest bearing promissory note.

Interest Expense

      Interest expense was $377,044 for the year ended September 30, 2003 compared with $331,103 for the nine months ended September 30, 2002, an increase of $45,941, or 13.9%. Interest expense on related party indebtedness aggregated $140,392 for the year ended September 30, 2003 compared with $294,902 for the nine months ended September 30, 2002.

      The increase in interest expense for the year ended September 30, 2003 compared with the nine months ended September 30, 2002 results primarily from the interest payable at 12% on $2,200,000 of debt secured in late 2002 and was outstanding for the full year in 2003.

Legal Settlement Income and Expense

      During the year ended September 30, 2003, we received $274,866 in legal settlements and paid $125,862 in settlement costs. There were no comparable legal settlement income or expense in the nine months ended September 30, 2002. See Part 1 Item 3 "LEGAL PROCEEDINGS."

      Operating Activities

      Our balance sheet at September 30, 2003, reflects cash of $192,651, an increase of $33,442 as compare to the year ended September 30, 2002. Net cash used in operating activities was $1,945,277 for the year ended September 30, 2003 and $633,877 for the nine months ended September 30, 2002. The increase in cash used in operating activities of $1,311,400 was primarily attributable to the increase in net loss of $838,154 and a decrease in accounts payable and other liabilities of $643,078.

      Investment Activities

      Net cash used in investing activities was $2,145,799 for the year ended September 30, 2003 an increase of $977,432 from the nine months ended September 30, 2002. This increase was primarily attributable to a rise in the dollar value of our advances. The increase in advances made during the year ended September 30, 2003 as compared with the nine months ended September 30, 2002 was primarily the result of new loans receivable of $788,000 relating to the Short Term Loans program and a net increase of $219,742 in investments in contracts. In addition, case resolutions typically average 9-15 months from date of advance and the majority of the 2002 advances were made subsequent to the reverse acquisition in May 2002.

      Financing Activities

      Net cash provided by financing activities was $4,124,518 for the year ended September 30, 2003 an increase of $2,531,500 over the nine months ended September 30, 2002. The increase was primarily attributable to the investments described below.

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

      In connection with the above financing, we incurred finder's fees amounting to approximately $233,000 including the fair value of warrants to purchase 200,000 common shares at $0.50 per share issued to the finders. In addition, we incurred $83,000 in interest costs based on the fair value of the warrants issued directly to the lender. Both the finders fees and interest costs related to the financing have been capitalized into prepaid expenses and are being amortized over the term of the loan.

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

      At September 30, 2003, we had $2,236,080 in obligations for Third Party Investments, an increase of $1,951,080 over the balance at September 30, 2002, $470,000 of which was from related parties. There were $674,000 in case resolutions on the related investments in contracts during the year ended September 30, 2003 an increase of $ 664,000 as compared with the nine months ended September 30, 2002.

      During the year ended September 30, 2003, Case Capital Corporation began entering into credit agreements with attorneys. The Company performs an internal underwriting of each attorney and determines the maximum amount of investments in contract each attorney may enter into with the Company. As of September

30, 2003, the Company has underwritten and committed to additional investment in contract funding of approximately $612,000 under credit agreements with attorneys.

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

      Our principal obligations at September 30, 2003 consisted of $2,200,000 in 12% promissory notes due in December 2006 with interest payable monthly, and $700,000 in 8% promissory notes to affiliates issued in connection with the acquisition of Case Financial LLC, $600,000 due May 2004, and $100,000 due May 2005, with interest payable monthly. We also had $597,873 in accounts payable, accrued expenses and other short term debt, and $2,236,080 in third party investments.

      The Company's independent auditors have indicated in their report that there is substantial doubt about the Company's continuity as a going concern.

      Management has acted to reduce overhead and increase revenues. The Company reduced its overhead in operations sales and marketing to reflect the current funding ability of the Company. The overhead reduction was achieved by reducing personnel, and the completion of the development of the L.E.G. and Short Term Loan programs. The completion of the development will reduce the Company's consulting expenses for accountants and attorneys. Management has also shifted available funding to the Short Term Loan program in order to reduce the length of the funding cycle and realize profits faster. The Company has had increasing success in attracting third party investments to its Short Term Loan program. Management believes that it can attract additional funds to the Short Term Loan program. Management is also continuing its general fund raising activities, which includes pursuing additional debt and equity investments and joint venture participations with institutional and accredited investors.

      (1) Subsequent to September 30, 2003, an officer and two directors loaned $260,000 to the Company payable on demand including interest at 12% per annum.

      Management believes that actions presently being taken or to be taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

      Other than long-term debt payments, we do not have any material capital expenditure commitments as of September 30, 2003.

      The current cash balance should, when combined with the anticipated cash flows generated by contract fees on our portfolio of investments, participations in third party investments in contracts, and anticipated service fees from the management of the Old Case portfolios, be sufficient to finance our operations for at least the next 12 months. However, additional cash resources may be needed to cover long term debt repayment and interest payments.

Factors that May Affect Future Results

RISKS RELATED TO OUR BUSINESS:

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated January 9, 2004, our independent auditors have expressed doubt about our ability to continue as a going concern in our financial statements for the fiscal year ended September 30, 2003. Our ability to continue as a going concern is a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans where possible. The going concern uncertainty in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

OUR INABILITY TO MEET DEBT OBLIGATIONS WHEN DUE COULD IMPAIR OUR ABILITY TO FINANCE OUR OPERATIONS.

Our cash from operations may not be sufficient to meet our debt obligations as they become due. Our access to the debt and equity markets is limited. Upon maturity of our debt obligations, if we were unable to repay the obligations out of operating cash flows or access the public or private capital markets for additional funds, we would not be able to meet the obligations. The inability to meet our debt obligations could reduce the amount of capital expenditures made or restrict or delay investments to secure new business. In addition, our inability to meet our debt obligations could result in an event of default and, among other things, acceleration of the payment of our indebtedness which could adversely impact our business, financial condition and results of operations.

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

Our business strategy requires us to deploy sufficient capital in order to create the scale necessary to generate a profit. In order to become profitable, we must have sufficient working capital to build a portfolio of investments in contracts (exclusive of third party investments) which aggregate at least $4,000,000 in principal amount of advances, loans or guarantees; and which have been outstanding for a period of at least nine months. Our failure to obtain and maintain the necessary capital or guarantees to meet this minimum threshold will result in continuing losses assuming our current expenses and will have a material adverse effect on our business, financial condition and results of operations.

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

Not all states allow loans, guarantees or advances to attorneys and plaintiffs. Some jurisdictions do not allow maintaining, supporting, promoting or assisting another person, with money or otherwise, to prosecute a lawsuit, or "maintenance." Similarly, the bargain between a stranger and a party to a lawsuit by which the stranger pursues the party's claim in consideration of receiving part of any judgment proceeds may be a form of "maintenance" and may not be permitted in some jurisdictions. Our ability to grow and expand our business outside of California is limited to specific jurisdictions which permit us to conduct operations. Our inability to expand outside of California may negatively impact our ability to grow.

COURTS MAY DEEM OUR ADVANCES PRIOR TO APRIL 2003 TO BE LOANS RESULTING IN REDUCED OPERATING REVENUES

Prior to Case Capital Corporation becoming a licensed California finance lender in April 2003, we made advances not loans or guarantees. While we believe that we were not subject to various laws and regulations in California that constrain lending activities with respect to our activities prior to April 2003, we cannot assure you that a court in any jurisdiction in which we pursued our business would not examine our activities and come to the conclusion that we were in fact lending money to plaintiffs. If a court determines that our activities constituted lending in violation of local law, our agreements would be voidable, and we could be subjected to fines and other sanctions.

Such a conclusion would significantly impact our financial condition, as well as reduce our ability to fund new plaintiffs.

THE BUSINESS OF MAKING NON-RECOURSE ADVANCES, LOANS AND GUARANTEES IN PERSONAL INJURY AND CONTINGENCY LITIGATION IS A NEW BUSINESS. ACCORDINGLY, IT MAY BE DIFFICULT TO EVALUATE OUR BUSINESS AND RESULTS OF OPERATIONS, WHICH MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR STOCK PRICE.

The business of making non-recourse advances, loans and guarantees in personal injury and other contingency litigation is less than five years old. While we are one of the earliest entrants, we have only four years of precedents upon which to base our operations. In addition, none of our officers or directors has experience in the business of lending prior to joining the company. While we believe that the time spent in the past four years refining our risk analysis procedures allows us to evaluate the lawyers, plaintiffs and cases to whom we advance money, there is no extensive history in risk analysis upon which we or investors may rely. Although we make comparisons to other claims and compile a database of case activity to assist our operations, we do not have an extensive database upon which we can make our risk decisions. Risk decisions made on incomplete or inaccurately assessed information may lead to lower rates of claims recovery and may have an adverse impact on our business and results of our operations.

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

OUR BUSINESS MAY BE COPIED BY COMPETITORS AS THERE ARE FEW BARRIERS TO
COMPETITION

Other than financial capabilities, an expertise in assessing risks, our proprietary business processes and supporting infrastructure, our business is not dependent upon proprietary information that could not otherwise be duplicated. Accordingly, there are no substantial barriers to potential competitors. We may not be able to compete successfully against current or future competitors. In addition, competition may drive down the return on our advances, loans, or guarantees. Given the risks inherent in our business, a reduction in our rate of return may impact the viability of our business model. There is no assurance that we may be able to compete successfully against others who offer similar services or that such competition may not reduce the rate of return we receive for our funding.

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

RISKS RELATED TO OWNING OUR COMMON STOCK:

EXERCISE OF OPTIONS AND WARRANTS WILL DILUTE EXISTING STOCKHOLDERS BY UP TO 57.7% AND COULD DILUTE YOUR INTEREST IN OUR COMMON STOCK

As of September 30, 2003, we had issued and outstanding 15,561,108 shares of common stock, outstanding options to purchase 3,515,000 additional shares of common stock, with a weighted average exercise price of $0.33 and a weighted average life of 6 years, and warrants to purchase 5,475,000 additional shares of common stock: 1,975,000 shares at $3.00 expiring July 2004, 1,100,000 shares at $0.80 and 2,400,000 shares at $0.50 expiring December 2006. The exercise of such options and warrants may dilute your interest and ownership in our stock by 57.7% after full exercise. Such dilution may also limit our ability to raise additional capital through equity sales.

OUR OFFICERS AND DIRECTORS COLLECTIVELY OWN APPROXIMATELY 25.9% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK, WHICH ALLOWS THESE STOCKHOLDERS TO EXERCISE SIGNIFICANT CONTROL OVER MATTERS REQUIRING APPROVAL OF THE STOCKHOLDERS. ACCORDINGLY, THIS MAY RESTRICT YOUR ABILITY TO EFFECTUATE AN ACTION CONTRARY TO THE POSITION OF OUR BOARD AND MANAGEMENT, SHOULD THEY CHOOSE TO ACT AS A GROUP, AND MAY MAKE IT DIFFICULT FOR YOU TO RECEIVE A PREMIUM FOR YOUR SHARES OF STOCK

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

Item 7. Financial Statements

               Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Case Financial, Inc.
Encino, California

We have audited the accompanying consolidated balance sheets of Case Financial, Inc. and its subsidiaries Case Financial, LLC and Case Capital Corporation (the "Company") as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year and nine months then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and 2002, and the results of its operations and its cash flows for the year and nine months then ended, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company incurred net losses of $3,127,190 and $2,289,036 during the year and nine months ended September 30, 2003 and 2002, respectively, there was an accumulated deficit of $9,865,720 as of September 30, 2003, total liabilities exceeded total assets by $1,962,102 as of September 30, 2003, and the Company has been experiencing cash flow problems. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GUMBINER, SAVETT, FINKEL, FINGLESON & ROSE, INC.

Santa Monica, California
January 9, 2004

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2002 and 2003

                                                                               September 30,   September 30,
                                                                                    2002           2003
                                                                               -------------   -------------
ASSETS
Cash  (Note 3)                                                                  $   159,209     $   192,651
Investments in contracts, net of allowance for contract losses of
  $228,902 at September 30, 2002 and $258,289 at September 30, 2003               1,224,199       2,265,112
  (Notes 4 and 6)
Loans receivable                                                                         --         788,000
Prepayments and other assets                                                         47,355         317,571
Receivables and other assets, related parties, net of impairment                    341,266         126,393
  allowance of $131,431 at September 30, 2003 (Note 11)
Equipment, at cost, net of accumulated depreciation of $90,674
  at September 30, 2002  and $137,868 at September 30, 2003                          88,749          58,914
  (Note 5)
Notes receivable from affiliate, net of impairment allowance of
  $175,000 at September 30, 3002 and $810,000 at
  September 30, 2003 (Notes 2 and 11)                                               659,481          23,209
                                                                                -----------     -----------
     TOTAL ASSETS                                                               $ 2,520,259     $ 3,771,850
                                                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Accounts payable and accrued expenses                                           $   340,850     $   474,434
Accrued compensation (Note 12)                                                      165,000              --
Loans payable - related parties (Note 6)                                            985,000       1,293,438
Loans payable  (Note 7)                                                             150,000       3,966,080
                                                                                -----------     -----------
     TOTAL LIABILITIES                                                            1,640,850       5,733,952
                                                                                -----------     -----------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 8)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 10)
     Common stock, par value $0.001 per share,
     100,000,000 shares authorized, 15,561,108 shares issued and outstanding         15,561          15,561
     Paid-in-capital                                                              7,602,378       7,888,057
     Accumulated deficit                                                         (6,738,530)     (9,865,720)
                                                                                -----------     -----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                        879,409      (1,962,102)
                                                                                -----------     -----------
     TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY (DEFICIENCY)                                     $ 2,520,259     $ 3,771,850
                                                                                ===========     ===========

          See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the nine months ended September 30, 2002 and year ended
                               September 30, 2003

                                                         Nine Months
                                                           ended           Year ended
                                                        September 30,     September 30,
                                                            2002             2003
                                                        -------------     ------------
REVENUE
    Contract fees                                       $    383,104     $    468,389
    Service fees, related parties (Note 11)                  100,262           59,519
                                                        ------------     ------------
          TOTAL REVENUE                                      483,366          527,908
                                                        ------------     ------------

OPERATING EXPENSES
    Provision for losses on investments in contracts         269,485          300,800
    Provision for impairment of notes and other
      receivables from affiliate (Note 11)                   175,000          766,431
    General and administrative                               856,247        1,877,023
    Sales and marketing                                      413,250          512,520
    Merger compensation costs (Note 12)                      772,500               --
                                                        ------------     ------------
       TOTAL OPERATING EXPENSES                            2,486,482        3,456,774
                                                        ------------     ------------
    LOSS FROM OPERATIONS                                  (2,003,116)      (2,928,866)
                                                        ------------     ------------

OTHER INCOME (EXPENSE)
    Interest income  (Note 11)                                45,183            3,509
    Interest expense  (Note 11)                             (331,103)        (377,044)
    Legal settlement (Note 8)                                     --          175,211
                                                        ------------     ------------

       TOTAL OTHER INCOME (EXPENSE)                         (285,920)        (198,324)
                                                        ------------     ------------
    NET LOSS                                            $ (2,289,036)    $ (3,127,190)
                                                        ============     ============

Net loss per common share -
  basic and diluted                                     $      (0.25)    $      (0.20)
Weighted average number of shares                          9,192,611       15,561,108

            See accompany notes to consolidated financial statements

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the nine months ended September 30, 2002 and the year ended
                               September 30 2003

                                                                                                   Nine Months
                                                                                                      ended         Year ended
                                                                                                  September 30,    September 30,
                                                                                                      2002             2003
                                                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                           $(2,289,036)    $(3,127,190)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                                      26,082          47,193
      Amortization of debt premium                                                                      25,278          75,828
      Provision for losses on investments in contracts                                                 269,485         300,800
      Provision for impairment of notes and other receivables from affiliate                           175,000         766,431
      Common stock and options for compensation                                                        667,004         167,358
      Amortization of warrants issued with debt                                                             --          24,650
   Changes in operating assets and liabilities
          Increase in prepayments and other assets                                                    (119,352)       (168,931)
          Increase (decrease) in accounts payable and other liabilities                                611,662         (31,416)
                                                                                                   -----------     -----------
          Net cash used in operating activities                                                       (633,877)     (1,945,277)
                                                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of short-term investments                                                                    --      (1,025,000)
      Redemptions of short-term investments                                                                 --       1,025,000
   Investment in contracts  -- advances                                                             (2,111,069)     (3,053,173)
   Investment in contracts  -- collections                                                             989,099       1,711,460
   Increase in loans receivable                                                                             --        (788,000)
   Principal repayments on notes receivable from affiliate                                                 519           1,273
   Purchase of equipment                                                                               (46,916)        (17,359)
                                                                                                   -----------     -----------
          Net cash used in investing activities                                                     (1,168,367)     (2,145,799)
                                                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital lease principal payments                                                                     (2,101)             --
   Proceeds from borrowings                                                                            150,000       3,919,060
   Repayments of borrowings                                                                            (34,799)       (102,980)
   Proceeds from related party borrowings                                                              285,000       1,086,938
   Repayments of related party borrowings                                                                   --        (778,500)
      Net cash received in acquisition                                                               1,355,932              --
      Net cash retained by Old Case in acquisition                                                     (84,079)             --
      Merger costs of Asia Web                                                                         (76,935)             --
                                                                                                   -----------     -----------
        Net cash provided by financing activities                                                    1,593,018       4,124,518
                                                                                                   -----------     -----------
NET INCREASE (DECREASE) IN CASH                                                                       (209,226)         33,442

CASH - BEGINNING OF PERIOD                                                                             368,435         159,209
                                                                                                   -----------     -----------

CASH - END OF PERIOD                                                                               $   159,209     $   192,651
                                                                                                   ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest                                                                                      $    12,000     $   251,910

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
    Warrants issued with debt                                                                      $        --     $   118,321

In May 2002, the following were acquired in connection with the reverse acquisition:
   Other assets, net of cash of $1,355,932                                                         $     1,867
   Property and equipment                                                                          $    31,183
   Accounts payable and accrued expenses                                                           $  (141,785)
                                                                                                   -----------
            Excess of liabilities of Asia Web over other assets acquired in reverse acquisition    $  (108,735)
                                                                                                   ===========

   Promissory notes and accrued interest in exchange for 1,750,700
   shares of common stock                                                                          $   875,350

   Members' equity of Case Financial, LLC exchanged for $700,000
   promissory notes and 150,000 shares of common stock                                             $   767,500

          See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        For the nine months ended September 30, 2002 and the year ended
                               September 30, 2003

                                                                   Common Stock
                                                             ------------------------
                                                               Number of
                                                                Shares
                                                              Issued (and   $.001 Par     Paid-in-     Accumulated
                                                             to be issued)    Value       Capital        Deficit         Total
                                                             --------------------------------------------------------------------
Balance, December 31, 2001                                     3,487,500   $ 1,400,100   $   138,957   $ (4,620,665)  $(3,081,608)

Warrants of Old CFI issued for consulting services                                             5,533                        5,533

Options of Old CFI issued for compensation                                                    12,999                       12,999

Reverse Acquitision (Note 2)
Recapitalization of Old CFI                                     (867,500)   (1,397,480)    1,397,480                           --
Acquisition of Asia Web                                        8,735,408         8,735     1,238,462                    1,247,197
  Net Liabilitites retained by Old CFI                                                     3,298,642                    3,298,642


Common shares issued as investment banking fee
   and other merger costs charged to
      paid-in-capital                                            480,000           480       (77,415)                     (76,935)

Common shares issued to acquire notes receivable and
   accrued interest (Note 2)                                   1,750,700         1,751       873,599                      875,350

Common shares approved for issuance as
  compensation (Note 2)                                        1,825,000         1,825       614,390                      616,215

Common shares issued in connection with acquisition
   of Case Financial, LLC, including elimation of
   accumulated deficit (Note 2)                                  150,000           150        67,474        171,171       238,795

Options issued for compensation (Note 10)                                                     32,257                       32,257

Net loss for the nine months                                                                             (2,289,036)   (2,289,036)
                                                              -------------------------------------------------------------------
Balance  September 30, 2002                                   15,561,108        15,561     7,602,378     (6,738,530)      879,409

Warrants issued in connection with debt financing (Note 10)                                  110,276                      110,276

Warrants issued to finders in connection with debt financing
  (Note 10)                                                                                    8,045                        8,045

Stock/Option compensation charged to expense (Note 10)                                       167,358                      167,358

Net loss for year                                                                                        (3,127,190)   (3,127,190)
                                                              -------------------------------------------------------------------
Balance September 30, 2003                                    15,561,108   $    15,561   $ 7,888,057   $ (9,865,720)  $(1,962,102)
                                                              ===================================================================

          See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2002 and the year ended
                               September 30, 2003

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

            In April 2003, Case Capital Corporation became a licensed California Finance lender and began making interest-bearing short-term collateralized term loans. The Company charges loan fees in connection with these term loans. In addition, interest is charged on these loans if the loans are not repaid by a specified date, which is generally before the maturity date. The term loans are typically collateralized by the assets of the borrowers, typically law firms and attorneys, as well as personal guarantees from the attorneys. The Company performs an internal underwriting as to the adequacy of the collateral. During the year ended September 30, 2003, the Company advanced $788,000 on new term loans.

            During 2003, Case Capital Corporation began entering into credit agreements with attorneys. The Company performs an internal underwriting of each attorney and determines the maximum amount of investments in contracts each attorney may enter into with the Company.

            Operations are conducted from leased premises in Sherman Oaks, California.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2002 and the year ended
                               September 30, 2003

      Basis of presentation:

            Through May 24, 2002, the combined financial statements include the accounts of Case Financial, Inc., its wholly owned subsidiary, Case Financial Funding, Inc. and Case Financial, LLC, a company related through common ownership ("Old Case"). The accompanying financial statements also include the accounts of Case Financial Inc. and its subsidiaries, Case Financial, LLC and Case Capital Corporation, subsequent to the merger (May 24, 2002) through September 30, 2003. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

      Revenue recognition:

            Fee income from investments in contracts is recognized when a case is settled or favorably adjudicated. Selling commissions are incurred and expensed when the underlying case of contract investments is settled favorably. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed, abandoned, or settled for an amount less than the Company's investment.

            In addition to contract fees from investments in contracts made by the Company, the Company also originates and services investments in contracts on behalf of third party investors. At times, the Company participates in these investments. In the case of these third party investments, the Company receives a success fee equal to 25% or 50% of the income generated upon successful resolution of the underlying case, at which time revenue is recorded. These third party investments are collateralized by specifically identified investments in contracts and are repayable to the investor only upon successful resolution and collection on the underlying case, along with 75% or 50% of the fees earned. Third party investors bear financial risk with respect to the underlying investment in contract in relation to their proportionate interest in the contract. Contract fees are presented net of amounts paid to third party participants.

            The Company has established an allowance for investments in contracts that may become uncollectible. The allowance for contract investment losses is maintained at a level, which in management's judgment, is adequate to absorb losses in the contract investment portfolio. The amount of the allowance is based on trends in historical loss experience.

            Loan fees, net of direct costs, charged on loans receivable are deferred and amortized over the life of the related loan using the effective interest method. Interest on these loans is accrued as earned. No interest or loan fees on the loans receivable were recognized during 2003.

            The Company earns service fees from a contract entered into with Old CFI at the time of the merger (See Note 2). The Company manages Old CFI's portfolios of investments for a fee equal to 15% of gross amounts collected on its behalf.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2002 and the year ended
                               September 30, 2003

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

            A significant estimate is the allowance for losses on investments in contracts and loans receivable. Because of the inherent uncertainties in estimating the allowance for losses on investments in contracts and loans receivable, it is likely that the Company's estimate of the allowance for losses on investments in contracts and loans receivable will change as circumstances become better known. Management closely monitors the progress of each case in order to reevaluate its estimate of uncollectible investments in contracts and loans receivable.

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

      Prepayments and other assets:

            Finders' fees, prepaid interest, and loan fees are included in prepayments and other assets. These assets are amortized on the straight-line method over the term of the related debt and are expensed immediately in the case of demand notes.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2002 and the year ended
                               September 30, 2003

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

      Stock-based compensation:

            The Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, which establishes a fair value-based method of accounting for stock-based compensation plans. Under SFAS No. 123, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount the grantee must pay to acquire the stock. The Company uses the Black-Scholes option pricing model to determine the fair value of each stock option granted.

      Loss per common share:

            Basic and diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for each of the periods presented. The weighted average number of common shares outstanding for computing the basic and diluted loss per common share was 9,192,611 for the nine months ended September 30, 2002, and 15,561,108 for the year ended September 30, 2003. The weighted average number of common shares outstanding does not include 8,990,000 options and warrants outstanding at September 30, 2003 and 4,150,000 options and warrants outstanding at September 30, 2002 because they are antidilutive.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2002 and the year ended
                               September 30, 2003

      Fair value of financial instruments

            The carrying value of cash, investments in contracts, loans receivable, and accrued expenses are measured at cost which approximates their fair value. The carrying value of loans payable approximate fair value based on current rates at which the Company could borrow funds with similar remaining maturities. The fair value of receivables from related parties, notes receivable from affiliate, and loans payable related parties cannot be reasonably estimated due to their related party nature.

      Current accounting pronouncements:

            In November 2002, the FASB issued SFASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The initial recognition and initial measurement provisions of the interpretation shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. This pronouncement has been adopted by the Company.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS Statement No. 123." This statement amends SFAS Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, the statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Amendments to the transition and disclosure provisions of SFAS 123 are effective for financial statements for fiscal years ending after December 15, 2002. Earlier application of the transition provisions is permitted for entities with a fiscal year ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year have not been issued as of the date the statement is issued. Early application of the disclosure provisions is encouraged. The amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged. The adoption of this pronouncement has not and is not expected to have a material effect on the Company's financial position or results of operations as of the implementation date.

      Reclassifications:

            Certain items in prior financial statements are reclassified to conform to the current presentation.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2002 and the year ended
                               September 30, 2003

NOTE 2: REVERSE ACQUISITION

      On March 12, 2002, Old CFI entered into an Asset Purchase Agreement ("Agreement") whereby Old CFI agreed to sell certain assets, including its business operations, to Asia Web for 3,100,000 shares of Asia Web's common stock, including an investment banking fee of 480,000 shares valued at $216,000. In addition, Asia Web agreed to purchase up to $2,500,000 of promissory notes owned by note holders of Old CFI in exchange for 5,000,000 shares of Asia Web common stock valued at $0.50 per share for the 60 days following closing of the transaction. As of the closing date, Asia Web and these note holders exchanged 1,750,700 shares of Asia Web common stock for notes receivable from Old CFI in the amount of $835,000 plus accrued interest of $40,350. These notes are unsecured, due on demand, accrue interest at 12 to 18 percent per annum, and subordinate to $2,200536,000 in secured indebtedness of Old CFI. In addition, Asia Web purchased 100% of the members' interest in Case Financial, LLC for 150,000 common shares valued at $67,500 and $700,000 in 8% subordinated promissory notes. The transaction was completed on May 24, 2002 at which time the Company acquired approximately $1,400,000 cash from Asia Web, and assumed liabilities in excess of other assets received of approximately $109,000. At closing, Old CFI retained its investments in contracts of approximately $1,889,000 along with $4,890,000 related indebtedness and other liabilities. In addition, Old CFI entered into a service agreement with the Company to manage Old CFI's portfolios for a fee equal to 15 percent of gross amounts collected on its behalf. At the closing, shareholders and note holders of Old Case owned approximately 44% of the then outstanding common stock of the Company.

      Upon execution of the Agreement, the existing management of Asia Web resigned their positions in favor of the management of Old CFI.

NOTE 3: CONCENTRATIONS

      Cash:

            The Company maintains cash balances at a bank where amounts on deposit are in excess of $100,000. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

      Customers:

            As of September 30, 2003, one law firm customer represented approximately 25% of the portfolio of investments in contracts and approximately 23% of total revenue.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2002 and the year ended
                               September 30, 2003

NOTE 4: INVESTMENTS IN CONTRACTS

      Amounts advanced relating to the Company's investments in contracts range from 3.5% to 15% of the plaintiff's claims.

      At September 30, 2002 and September 30, 2003, investments in contracts, net of allowance for contract losses, were $1,224,199 and $2,265,112, respectively. Management reviews each case prior to making an advance.

      The Company records fee income upon receipt of cash after the case is settled or adjudicated. Based on historical data, at September 30, 2003, the Company estimates that unrecorded fee income on outstanding investments in contracts approximates $1,583,000. However, no assurance can be given that these amounts will be eventually realized. This estimate is based on historical performance and includes a provision for settlements at amounts less than contracted fees.

      A summary of the activity in investments in contracts (excluding the allowance for contract losses) is as follows:

                                                  September 30,    September 30,
                                                       2002             2003
                                                  -------------    -------------

      Balance at beginning of period               $ 2,352,661      $ 1,453,101
      Retained by Old CFI                           (1,888,644)              --
      New advances                                   2,111,069        3,053,173
      Collections                                     (989,099)      (1,711,460)
      Write-offs due to uncollectibility              (132,886)        (271,413)
                                                   -----------      -----------
      Balance at end of period                     $ 1,453,101      $ 2,523,401
                                                   ===========      ===========

      As of September 30, 2003, the Company has underwritten and committed to additional investment in contract case fundings of approximately $612,000 under credit agreements with attorneys.

NOTE 5: EQUIPMENT

      Equipment consisted of the following as of September 30, 2002 and September 30, 2003:

              September 30,   September 30,
                   2002           2003
              -------------  ------------

                $ 58,977        $62,218
                  36,583         40,856
                  83,863         93,708
                ---------       --------
                 179,423        196,782
                  90,674        137,868
                ---------       --------
                $ 88,749        $58,914
                =========       ========

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2002 and the year ended
                               September 30, 2003


NOTE 6: LOANS PAYABLE, RELATED PARTIES

      Loans payable, related parties, consisted of the following as of September 30, 2002 and September 30, 2003

                                                                      September 30,  September 30,
                                                                           2002          2003
                                                                      -------------  -------------
      Notes to stockholders of Old CFI and the Company                  $  285,000    $  470,000
          and another related party, collateralized by
          specifically identified investments in contracts,
          payable upon settlement of the related investments in
          contracts plus either 75% or 50% of the fee income earned
          thereon. Repayment of these notes is contingent upon
          recovery of the specifically identified investments in
          contracts

      Note to a member of the board of directors,
          uncollateralized, payable October 15, 2003 on demand,
          plus interest at 3% per month. (Subsequently paid)                    --        50,000

      Advances from stockholder, uncollateralized, non- interest bearing, payable October 15, 2003 on demand
          (Subsequently paid)                                                   --        73,438

      Notes to a member of the board of directors of the Company and another related party, uncollateralized, $600,000 payable
          May 23, 2004, and $100,000 payable May 23, 2005 plus
          interest at 8% per annum. (Note 11)                              700,000       700,000

                                                                        ----------    ----------
                                                                        $  985,000    $1,293,438
                                                                        ==========    ==========

      Interest expense for loans payable - related parties amounted to $269,902 and $64,562 for the nine months ended September 30, 2002 and the year ended September 30, 2003, respectively. Accrued interest on loans payable
      - related parties amounted to $4,667 at September 30, 2002 and 2003.

      Estimated maturities of loans payable, related parties based on anticipated settlement of underlying cases during the succeeding two years as of September 30, 2003 are approximately $1,193,000 (2004) and $100,000
      (2005).

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2002 and the year ended
                               September 30, 2003

NOTE 7: LOANS PAYABLE

      Loans payable, other than related parties, consisted of the following as of September 30, 2002 and September 30, 2003:

                                                                    September 30,  September 30,
                                                                         2002          2003
                                                                    -------------  -------------
      Note payable, uncollateralized, interest payable
        monthly at 12.0% per annum, due December 12, 2006 (1)                 --    $2,000,000

      Notes, uncollateralized, convertible at any time into
        common stock at $1.00 per share, including interest at
        9.85% per annum, principal due at
        maturity on September 30, 2005. (1)See below                 $   150,000            --

      Notes payable, uncollateralized, interest payable
        monthly at 12.0% per annum, due January 1, 2007                       --    $  200,000

      Notes, collateralized by specifically identified
        investments in contracts, payable upon settlement of the
        related investments in contracts plus either 75% or 50%
        of the fee income earned thereon. Repayment of these
        notes is contingent upon recovery of the specifically
        identified investments in contracts                                   --       870,000

      Funding agreement through July 31, 2008 under which the
        Company may utilize up to 1,000,000, collateralized by
        specifically identified investments in contracts, payable
        upon settlement of the related investments in contracts
        plus a portion of the fee income earned theron calculated
        in accordance with the terms of the agreement. Investor
        Advances - uncollateralized, repayable on demand
        without interest                                                      --       893,406

      Investor advances - uncollateralized, repayable on
        demand without interest                                               --         2,674
                                                                    -------------  -------------
                                                                     $   150,000    $3,966,080
                                                                    =============  =============

(1) Subsequent to year end, the Company was late making interest payments on this loan. The terms of the loan agreement allow the Company to be late five times before default. The note will be in default and can be called by the lender on the sixth late payment. Since the Company has been late in making payments less than five times, the Company is currently in compliance with the loan covenants under this agreement.

                     CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        For the nine months ended September 30, 2002 and the year ended
                               September 30, 2003

NOTE 7: LOANS PAYABLE (Continued)

      Estimated maturities of loans payable based on anticipated settlement of underlying cases during the succeeding four years as of September 30, 2003 are approximately $873,000 (2004); $2,200,000 (2007); and $893,000 (2008).

      (1) Effective January 1, 2003, two accredited investors converted their investment in the Company by exchanging three year, 9.85% per annum promissory notes amounting to $150,000 for four year, 12% per annum promissory notes issued by the Company. The principal amount of these promissory notes was $150,000. There was an additional investment of $50,000 under the same terms by another investor.

NOTE 8: CONTINGENCIES

      Asia Web and some of its former officers and directors, Michael Schaffer, Larry Schaffer and Waddy Stephenson, filed a complaint in the Superior Court of the County of San Diego on January 16, 2002 against a law firm and several individuals affiliated with the law firm. The law firm provided legal services to Asia Web. The lawsuit was settled in April 2003 and the Company received approximately $175,000, net of direct litigation expenses, contingency attorney fees, and $55,562 shared with Michael Schaffer.

      The Company is a nominal defendant in a shareholders' derivative action filed in the Superior Court of the State of California for the County of San Diego. The plaintiffs, as shareholders of Asia Web before the merger, have sued the individual defendants, former officers including Michael Schaffer, alleging that they converted to personal use certain corporate assets and are seeking to have the individual defendants return the assets to the Company. The Company is a "nominal" defendant and no relief is being sought against the Company in this action. As a result of the lawsuit, a dispute arose between the Company and a former officer, Michael Schaffer, with respect to Mr. Schaffer's claim for indemnification for legal fees incurred in defending himself in the lawsuit. The Company entered into a settlement agreement with Mr. Schaffer on June 25, 2003 whereby the Company agreed to: (i) grant 18 month options to Mr. Schaffer to purchase 250,000 shares of common stock at an exercise price of $0.30 only if the market price for the Company's common stock exceeds $0.65 for two consecutive trading days, and (ii) pay $70,000 in cash with monthly payments of $10,000 commencing October 2003.

                     CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        For the nine months ended September 30, 2002 and the year ended
                               September 30, 2003

NOTE 9: TAXES ON INCOME

      As of September 30, 2003, the Company had available federal and state net operating loss carryforwards amounting to approximately $7,700,000 and $7,100,000, respectively, that may be applied against future federal and state taxable income and that expire in 2023 for federal tax purposes and 2009 for state tax purposes. A substantial portion of these net operating loss carryforwards may be limited due to the change of ownership.

      Temporary differences giving rise to net deferred tax assets consist primarily of the net operating losses and the allowance for contract losses. Since the Company cannot determine if it is more likely than not that the net deferred tax assets will be realized, the deferred tax assets recognized are fully offset by a valuation allowance.

NOTE 10: STOCKHOLDERS' EQUITY (DEFICIENCY)

      Common stock:

            During the nine months ended September 30, 2002, the Company issued 1,825,000 shares of common stock valued at $875,350, their fair market value, to management, certain directors, and consultants of the Company (Note 11). Of the 1,825,000 shares approved by the board of directors for issuance, 1,350,000 vested between March 15 and May 24, 2002, the closing date of the reverse acquisition, and 475,000 shares are subject to pro-rata return upon management resignation or termination with cause over three years.

      Stock options:

            In connection with the reverse acquisition, the board of directors approved the grant on May 24, 2002 of options to purchase 1,250,000 common shares at an exercise price of $0.45 per share, the fair value, to certain members of management and directors. The fair value of these options was $100,000. The options vest over a period of three years, generally from the date of grant.

            In addition, during the nine months ended September 30, 2002, the board of directors approved grants of options to purchase 550,000 common shares at an exercise price of $0.45 per share to certain members of management. The fair value of these options was $40,000. The options vest over a period of three years, generally from the date of grant. On January 31, 2003, 375,000 of these option shares were cancelled.

            The Company also has outstanding options to acquire 300,000 common shares at $.45 which are fully vested and expire June 1, 2006. These options were granted by Asia Web prior to the reverse acquisition.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2002 and the year ended
                               September 30, 2003

            During the year ended September 30, 2003, the board of directors approved grants of options to purchase 1,790,000 shares at exercise prices ranging from $0.20 to $0.65 to employees, consultants, certain members of management and the board of directors. The fair value of these options was approximately $85,000. The options generally vest over three years.

            The total stock options outstanding at September 30, 2003 aggregated 3,515,000 shares, at a weighted average exercise price of $0.33 per option, expiring as follows:

                  Year                                              Shares
                  ----                                              ------
                  2005                                              250,000
                  2006                                              300,000
                  2007                                              125,000
                  2008                                              490,000
                  2009                                              550,000
                  2010                                            1,100,000
                  2011                                              700,000
                                                                  ---------
                                                                  3,515,000
                                                                  =========

            The balance of stock options exercisable at September 30, 2003 amounted to approximately 1,856,000 options, at a weighted average exercise price of $0.37 per option, expiring as follows:

                  Year                                             Shares

                  2005                                              250,000
                  2006                                              300,000
                  2007                                              125,000
                  2008                                              490,000
                  2009                                              178,000
                  2010                                              488,000
                  2011                                               25,000
                                                                  ---------
                                                                  1,856,000
                                                                  =========

            The weighted average remaining contractual life for the outstanding options is 6 years, and for exercisable options is approximately 5 years.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2002 and the year ended
                               September 30, 2003

      Warrants:

            As of September 30, 2002, the Company had warrants outstanding to non-employees for the purchase of 1,975,000 of the Company's common stock at $3.00 per share expiring on July 31, 2004. These warrants were issued in connection with the 1999 financing of Asia Web prior to the reverse acquisition.

            During the nine months ended September 30, 2002, the Company granted warrants to non-employees to purchase 75,000 shares of the Company's common stock at $.60 per share expiring September 30, 2005 in connection with a private placement of $150,000 in 9.85% convertible subordinated notes (Note 7).

            On December 6, 2002 the Company granted warrants to non-employees to purchase 25,000 shares of the Company's common stock at $.60 per share expiring December 6, 2005 in connection with a private placement of $50,000 in 9.85% convertible subordinated notes (Note
            7).

            On December 12, 2002, the Company granted warrants to non-employees to purchase 3,000,000 of the Company's common stock, 2,000,000 at $0.50 per share, and 1,000,000 at $0.80 per share expiring December 12, 2006 in connection with a private placement of $2,000,000 in unsecured note payable. The Company is obligated to register the common shares underlying these warrants for resale (Note 7).

            On December 12, 2002, the company granted warrants to non-employees to purchase 200,000 of the Company's common stock at $.50 per share expiring December 12, 2006 in connection with a private placement of $2,000,000 in unsecured note payable (Note 7).

            On January 1, 2003, the Company converted $200,000 in 9.85% uncollateralized four year notes payable for new 12% notes payable (Note 7). In connection therewith, 100,000 four year warrants at an exercise price $0.60 per share originally issued in connection with the issuance of the notes were cancelled, and 300,000 new four year warrants were issued, 200,000 exercisable at $0.50 per share, and 100,000 at $0.80 per share. The Company is obligated to register the common shares underlying these warrants for resale.

            The balance of warrants outstanding and exercisable at September 30, 2003 amounted to 5,475,000 warrants, at a weighted average exercise price of $1.46 per warrant, expiring 1,975,000 (2004) and 3,500,000
            (2007). The weighted average remaining contractual life for the warrants is approximately 3 years.

      Merger costs:

            Merger costs include investment banking fees, legal, accounting, and consulting costs directly related to the reverse acquisition of Asia Web (Note 2).

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2002 and the year ended
                               September 30, 2003

NOTE 11: RELATED PARTY TRANSACTIONS

      During the nine months ended September 30, 2002, the Company acquired from a director and a related party 100% of the members' interest in Case Financial, LLC for 150,000 common shares valued at $67,500 and $700,000 in notes payable. The difference between the basis of the members' interest at the time of the transaction, $540,000, and the value of the common stock and notes payable exchanged, $767,500, amounted to $227,500 and is accounted for as a premium paid in the acquisition. These costs are being amortized to interest expense on the straight-line method over three years, the term of the related debt. During the nine months ended September 30, 2002, and year ended September 30, 2003, approximately $25,000 and $76,000 respectively of these costs were amortized to interest expense. The unamortized portion of this premium amounted to approximately $127,000 at September 30, 2003 and is included in receivables and other assets, related parties.

      At September 30, 2002 and 2003, receivables and other assets, related parties include approximately $43,000 advanced by Case Financial, LLC to Old CFI prior to the merger. This advance is due on demand. At September 30, 2003, the advance was fully offset by an impairment allowance.

      During the nine months ended September 30, 2002, and year ended September 30, 2003, the Company recognized $100,262 and $59,519, respectively, in service fees from Old CFI and subsidiary pursuant to a service agreement entered into in connection with the reverse acquisition.

      Service fees receivable amounted to approximately $8,900 at September 30, 2003 and are included in receivables and other assets, related parties. At September 30, 2003, this receivable was fully offset by an impairment allowance.

      During the nine months ended September 30, 2002 and the year ended September 30, 2003, related parties advanced $287,500 and $913,500, respectively, to the Company for investment in contracts as third party participations, and the Company returned $10,000 and $674,000, respectively, in principal to related parties upon successful case resolutions.

      As of September 30, 2002 and 2003, $834,481 and $833,209, respectively, was due from Old CFI under notes receivable which are due on demand and accrue interest at 12 to 18 percent per annum. During the nine months ended September 30, 2002, the Company recognized approximately $39,000 of interest from these notes receivable. No interest was recognized from these receivables during the year ended September 30, 2003. Accrued interest receivable from this affiliate amounted to approximately $79,000 at September 30, 2002 and 2003 and is included in receivables and other assets, related parties. As of September 30, 2003, this receivable was fully offset by an impairment allowance. Furthermore, all but $23,000 principal amount of the notes are unsecured and subordinated to $2,200,000 of secured indebtedness of Old CFI. The ability of Old CFI to service and retire the notes held by the Company is conditioned upon two primary factors: i) the collectibility of the portfolio of investments of Old CFI retained by Old CFI, and ii) the value of the Company's common stock, valued at $0.15 per share during January 2004 ($0.44 at September 30, 2002), held by Old CFI. In connection with the Company's obligation to manage the Old CFI portfolio, it regularly reviews the collectibility of each investment in the portfolio. As a result of the most current review, management of the Company believes that an increase in the estimate of future contract losses of the Old CFI portfolio is appropriate. As such, the Company's estimate of the fair value of the assets of

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2002 and the year ended
                               September 30, 2003

      Old CFI would be insufficient to retire all of its indebtedness, including the notes and the other receivables held by the Company, and therefore identified an impairment loss of $175,000 and $766,431 in the years ended September 30, 2002 and 2003, respectively, in those notes and other receivables.

      During the nine months ended September 30, 2002, the Company issued 480,000 shares of its common stock valued at $216,000 as an investment banking fee in connection with the closing of the reverse acquisition to a company wholly owned by a director of the Company.

NOTE 12: MERGER COMPENSATION COSTS

      On May 24, 2002, the Company incurred stock based merger compensation costs of $607,500 in connection with the reverse acquisition resulting from approval by the Company's board of directors to grant 1,825,000 common shares to new management and directors, 1,350,000 of which vest immediately, and 475,000 which are subject to return to the Company in the event the executive terminates employment within 36 months of the grant. The number of shares subject to return is reduced by 1/36 for each month of continued employment. In addition, the Company agreed to pay the income tax withholding on behalf of the officers receiving the stock grants, and at September 30, 2002 had accrued bonuses of $165,000 for such purpose. The share distribution and income tax payments were made on December 30, 2002.

NOTE 13: SUBSEQUENT EVENTS

      Loans:

      Subsequent to September 30, 2003, an officer and two directors loaned $260,000 to the Company payable on demand including interest at 12% per annum.

NOTE 14: GOING CONCERN

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company incurred net losses of $3,127,190 and $2,289,036 during the year and nine months ended September 30, 2003 and 2002, respectively, there was an accumulated deficit of $9,865,720 as of September 30, 2003, total liabilities exceed total assets by $1,962,102 as of September 30, 2003, and the Company has been experiencing cash flow problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         For the nine months ended September 30, 2002 and the year ended
                               September 30, 2003

      Management has acted to reduce overhead and increase revenues. The Company reduced its overhead in operations sales and marketing to reflect the current funding ability of the Company. The overhead reduction was achieved by reducing personnel, and the completion of the development of the L.E.G. and Short Term Loan programs. The completion of these developments will reduce the Company's consulting expenses for accountants and attorneys. Management has also shifted available funding to the Short Term Loan program in order to reduce the length of the funding cycle and realize profits faster. The Company has had increasing success in attracting third party investments to its Short Term Loan program. Management believes that it can attract additional funds to the Short Term Loan program. Management is also continuing its general fund raising activities, which includes pursuing additional debt and equity investments and joint venture participations with institutional and accredited investors.

      Management believes that actions presently being taken or to be taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

a) Evaluation of disclosure controls and procedures: As of September 30, 2003, the end of the period covered by this report, the Company's chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting: In the three months ended, September 30, 2003, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                                    PART III

Item 9. Directors, and Executive Officers of the Registrant.

--------------------------------------------------------------------------------
      Name                             Position                              Age
--------------------------------------------------------------------------------
Eric A. Alden         Co-Chairman, President and Chief Executive Officer     43
--------------------------------------------------------------------------------
Steve D. Gershick     Acting Chief Financial Officer                         48
--------------------------------------------------------------------------------
Lorne M. Pollock      Secretary, Vice President Underwriting and Director    38
--------------------------------------------------------------------------------
Gary L. Primes        Vice President Information Systems and Director        44
--------------------------------------------------------------------------------
James Lewis           Vice President Sales                                   45
--------------------------------------------------------------------------------
Gordon Gregory        Director                                               50
--------------------------------------------------------------------------------
Steven A. Fuld        Director (Deceased October, 2003)
--------------------------------------------------------------------------------
Harvey Bibicoff       Director                                               63
--------------------------------------------------------------------------------
Bernard Christophe    Director                                               67
--------------------------------------------------------------------------------

      Eric A. Alden, CPA, co-founded Case Financial, Inc. in 1998 and has served as Chief Executive Officer and Co-Chairman of the Company since March 2002. From 1997 - 1998, Mr. Alden served as acting Chief Financial Officer of Puritan Quartz, Inc., a turnaround situation where he provided financial management and business planning services. From 1995 - 1996 he helped managed the turn-around of another financially distressed company, Creative Presentations, Inc., where he helped guide the company through reorganization with an emphasis on creating profitable divisions. Mr. Alden is a Certified Public Accountant. He holds a Bachelor of Science degree in Business and Accounting from California State University, Northridge. Mr. Alden served in the Israeli Navy as a P.T. boat commander and first officer on a missile ship during the Lebanon War.

      Steven D. Gershick, CPA, has served as Acting Chief Financial Officer from August 2003 to December 2003 on a consulting basis. From August 2002 through January 2003, Mr. Gershick was Chief Financial Officer. From April to August 2002, Mr. Gershick was a consultant to the Company. From October 1998 to August 2002 Mr. Gershick provided business planning and corporate finance consultancy services to several early stage and venture backed companies. From July 1992 (formation) to September 1998, Mr. Gershick was President and Chief Executive Officer of Spatializer Audio Laboratories, Inc., a publicly held corporation listed on the Nasdaq Small Cap. Mr. Gershick is a Certified Public Accountant and graduated Summa Cum Laude with a Bachelor of Science degree in Accounting from California State University, Northridge.

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

      Steven A. Fuld has served as a Director of the Company from May 2002 through the date of his death on October, 2003. Mr. Fuld was a principal of The Skyline Group, a financial services firm he founded in 1985. He was also a principal of Creative Capital, Inc./The Skyline Group, the structured settlements division of the Skyline Group. Mr. Fuld did his undergraduate work in Finance and Insurance at California State University, Northridge. He earned the Chartered Life Underwriter and Chartered Financial Consultant designations from The American College in Bryn Mawr, Pennsylvania. Mr. Fuld also earned the Accredited Estate Planner designation from the National Association of Estate Planners and Councils.

      Bernard Christophe has served as a Director since April 2003. He was President and Chief Executive Officer of the United Food and Commercial Workers, Local 832 in Winnipeg, Canada from January 1964 to September 2002. Mr. Christophe serves as a director of the International Foundation of Employee Benefit Plans and served as chairman of the Canadian board from January 2001 to January 2002. He is also chairman of the board of directors of Canadian Union Advantage Benefit Programs. He is a member of the of the minimum wage board of the Province of Manitoba, vice-chair of the Manitoba Liquor Commission. Mr. Christophe graduated with great distinction from the Labour College of Canada.

Compliance with Section 16(a) of the Act

      The members of the Board of Directors, certain executive officers of the Company and persons who hold more than 10% of the Company's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act which require them to file reports with respect to their ownership of common stock and their transactions in common stock. Based upon the copies of Section 16(a) reports that the Company received from such persons for their 2002 fiscal year transactions in the common stock and their common stock holdings, the Company believes that the reporting requirements under Section 16(a) for such fiscal year were not met in a timely manner by certain of its executive officers, Board members and greater than ten-percent stockholders. The following schedule contains the required information for the last fiscal year:

--------------------------------------------------------------------------------
                        Number of      Number of transactions      Number of
      Name            late reports      not reported on time    Failures to file
--------------------------------------------------------------------------------
Lorne Pollock               1                    1                    --
--------------------------------------------------------------------------------
Gary Primes                 1                    1                    --
--------------------------------------------------------------------------------
James Lewis                 1                    1                    --
--------------------------------------------------------------------------------
Steve Gershick              1                    1                    --
--------------------------------------------------------------------------------
Steven Fuld                 1                    1                    --
--------------------------------------------------------------------------------
Harvey Bibicoff             1                    1                    --
--------------------------------------------------------------------------------
Gordon Gregory              1                    1                    --
--------------------------------------------------------------------------------
Eric Alden                 --                   --                    --
--------------------------------------------------------------------------------
Bernard Christophe          1                    1                    --
--------------------------------------------------------------------------------

Code of Ethics

      We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of reviewing a code of ethics with our attorneys and the independent board members and will adopt one upon completion of discussions.

Item 10. Executive Compensation

      The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the three other most highly compensated executive officers who were serving as such as of September 30, 2003 (collectively, the "Named Executive Officers"), each of whose aggregate compensation for fiscal year 2003 exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries for that fiscal year.

Summary Compensation Table

                                                                  Long Term
                             Annual Compensation             Compensation Awards
                             --------------------      --------------------------------
                                                                        Shares of
                                                           Other       Common Stock
  Name               Year     Salary        Bonus      Compensation  Underlying Options
  ----               ----     ------        -----      ------------  ------------------
Eric Alden           2003    $120,000    $     --       $ 43,750(5)     175,000(3)
                     2002    $ 84,050    $ 90,132(1)    $346,546(2)      87,500(3)
                     2001    $117,500          --             --             --
James Lewis          2003    $ 80,000          --             --        125,000(3)
                     2002    $ 77,796    $ 23,453(1)    $ 66,000(4)
                     2001    $ 68,612                         --         25,000(3)
Steve Gershick       2003    $168,095          --             --         66,666(3)
                     2002    $ 50,463          --             --         83,334(3)
Lorne Pollock        2003    $ 64,000          --              ~        100,000(3)
                     2002    $ 90,000    $ 15,160(1)    $ 44,000(4)      16,667(3)
                     2001                                     --
Gary Primes          2003    $ 96,667          --             --        158,333(3)
                     2002    $ 54,188    $ 18,055(1)    $ 44,000(4)      16,667(3)
                     2001    $ 28,100          --             --             --

----------
(1)   Reimbursement for income taxes payable with respect to stock grants.
(2) Represents the product of 787,500 shares of restricted stock that vested at September 30, 2002 times the closing price of $0.44 at September 30, 2002
(3) Reflects the vested portion of options to purchase shares of common stock of the Company.
(4) Represents the product of 150,000 shares of restricted stock that vested at September 30, 2002 times the closing price of $0.44 at September 30, 2002
(5) Represents the product of 175,000 shares of restricted stock that vested at September 30, 2003 times the closing price of $0.25 at September 30, 2003

Option Grants in Last Fiscal Year

                      Number of      Percent of Total
                      Securities      Options Granted                   Market
                      Underlying       to Employees     Exercise or    Price on   Expiration
       Name        Options Granted    In Fiscal Year    Base Price    Grant Date     Date
       ----        ---------------    --------------    ----------    ----------     ----
Gary Primes            400,000              40%            $0.20         $0.20     9/03/08
James Lewis             50,000               5%            $0.20         $0.20     9/03/08
Lorne Pollock           50,000               5%            $0.20         $0.20     9/03/08
Steve  Gershick         25,000             2.5%            $0.20         $0.20      9/3/08

Aggregated Option Exercised in Last Fiscal Year and Year End Option Holdings

                   Shares               Number of Securities Under-       Value of Unexercised
                  Acquired               Lying Unexercised Options      In-The-Money Options(1)
                     On       Value     ---------------------------    ---------------------------
      Name        Exercise   Realized   Exercisable   Unexercisable    Exercisable   Unexercisable
      ----        --------   --------   -----------   -------------    -----------   -------------
Eric Alden           --         --        233,333        291,667            --            --
James Lewis          --         --        150,000        125,000            --            --
Gary Primes          --         --        175,000        375,000            --            --
Lorne Pollock        --         --        116,667         83,333            --            --
Steve Gershick       --         --        150,000             --            --            --

----------
(1)   Based on the closing price of $0.25 at September 30, 2003.

Employment Agreements

      We entered into an employment agreement with the Acting Chief Financial Officer, Steven D. Gershick on August 19, 2002, which we terminated on January 31, 2003. Pursuant to the employment agreement, we made a grant of stock options to Mr. Gershick to purchase 500,000 shares of common stock at an exercise price of $0.45 per share. As of January 31, 2003, 125,000 shares had vested. The options expire on April 16, 2007 unless extended or cancelled by us in writing. In addition, we paid Mr. Gershick severance of $36,000 for three months base salary pursuant to the agreement. Effective February 1, 2003, Mr. Gershick changed from full time to consulting status and acted as the Acting Chief Financial Officer on an interim basis. We have not entered into a written consulting agreement with Mr. Gershick. As of December 26, 2003 Mr. Gershick is no longer with the Company.

      We entered into a two year employment agreement with the Vice-President Underwriting, Lorne M. Pollock. The agreement expires August 15, 2004. Under the employment agreement, we will pay Mr. Pollock a base salary of $90,000 per year with annual increases based on the cost of living index. Subject to Board discretion, we may pay Mr. Pollock a bonus not to exceed $30,000. We also made a grant of restricted stock to Mr. Pollock in the amount of 100,000 shares of common stock. In addition, we also made a grant of stock options to Mr. Pollock to purchase 150,000 shares of common stock at an exercise price of $0.45 per share. The options vest monthly over 36 months and expire 10 years from the date of grant. The employment agreement contains non-competition provisions relating to trade secrets, inventions and non-solicitation. We may terminate Mr. Pollock with and without cause. If we terminate Mr. Pollock without cause, we must continue to pay Mr. Pollock his base salary then in effect for the remainder of the term and his options will continue to vest. If we terminate Mr. Pollock for cause, we must only pay Mr. Pollock the base salary then in effect for the 30 day notice period and any unvested options shall terminate upon the termination date.

      We have entered into a two year employment agreement with the Vice-President Sales and Marketing, James R. Lewis. The agreement expires August 15, 2004. Under the employment agreement, we will pay Mr. Lewis a base salary of $80,000 per year with annual increases based on the cost of living index. Subject to Board discretion, we may pay Mr. Lewis a bonus not to exceed $50,000. We also made a grant of restricted stock to Mr. Lewis in the amount of 150,000 shares of common stock. We also made a grant of stock options to Mr. Lewis to purchase 225,000 shares of common stock at an exercise price of $0.45 per share. The options vest monthly over 36 months and expire 10 years from the date of grant. The employment agreement contains non-competition provisions relating to trade secrets, inventions and non-solicitation. We may terminate Mr. Lewis with and without cause. If we terminate Mr. Lewis without cause, we must continue to pay Mr. Lewis his base salary then in effect for the remainder of the term and his options will continue to vest. If we terminate Mr. Lewis for cause, we must only pay Mr. Lewis the base salary then in effect for the 30-day notice period and any unvested options shall terminate upon the termination date.

      We have entered into a two year employment agreement with the Chief Information Officer and Vice-President Operations, Gary L. Primes. The agreement expires August 15, 2004. Under the employment agreement, we must pay Mr. Primes a base salary of $90,000 per year with annual increases based on the cost of living index. Subject to Board discretion, we may pay Mr. Primes a bonus not to exceed $30,000. We also made a grant of restricted stock to Mr. Primes in the amount of 100,000 shares of common stock. In addition, we made a grant of stock options to Mr. Primes to purchase 150,000 shares of common stock at an exercise price of $0.45 per share. The options vest monthly over 36 months and expire 10 years from the date of grant. The employment agreement contains non-competition provisions relating to trade secrets, inventions and non-solicitation. We may terminate Mr. Primes with and without cause. If we terminate Mr. Primes without cause, we must continue to pay Mr. Primes his base salary then in effect for the remainder of the term and his options will continue to vest. If we terminate Mr. Primes for cause, we must only pay Mr. Primes the base salary then in effect for the 30-day notice period and any unvested options shall terminate upon the termination date.

COMPENSATION OF DIRECTORS

      Our directors receive an initial option grant of 50,000 common shares which vest over the 12 months following the grants. The Board of Directors may grant additional options in subsequent years. In addition, each director is reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at Board and committee meetings.

      On April 8, 2003, the Board of Directors authorized a grant of 50,000 shares to Bernard Christophe for compensation as a director. The options vest monthly over 12 months, expire 6 years from the date of grant and are exercisable at $0.45 per share.

      On September 3, 2003 the Board of Directors granted options to the persons named below, as Director's compensation for the 12 months ending May 31, 2004 The options vest as follow : 10,000 options per board meeting not to exceed 40,000 and the rest vest monthly over 12 months starting June 1, 2003.

          ---------------------------------------------------------
                 NAME                             NUMBER OF SHARES
                                                 UNDERLYING OPTIONS
          ---------------------------------------------------------
            Gordon Gregory                            200,000
          ---------------------------------------------------------
           Harvey Bibicoff                            100,000
          ---------------------------------------------------------
            Steven A. Fuld                            100,000
          ---------------------------------------------------------
          Bernard Christophe                          100,000
          ---------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information as of November 30, 2003 with respect to beneficial ownership of the outstanding shares of common stock of the Registrant by the Registrant's directors, executive officers and each person known by the Registrant to own in excess of 5% of the outstanding shares of common stock of the Registrant, and the directors and executive officers as a group. Unless otherwise specified, the address of all listed persons is 15060 Ventura Blvd, Suite 240, Sherman Oaks, CA 91403. Beneficial ownership is determined in accordance with the SEC Rule 13d-3 and generally includes shares over which the holder has voting or investment power, subject to community property laws. All shares of common stock obtainable upon conversion of securities or exercise of stock options or warrants (including those that are not currently exercisable but will become exercisable within 60 days hereafter) are considered to be beneficially owned by the person holding the options or warrants for computing that person's percentage, but are not treated as outstanding for computing the percentage of any other person. Unless otherwise specified, each person below has personal and sole beneficial ownership of the shares of common stock:

                                                                       Percentage of
  Name of Beneficial Owner                             No. of Shares    Ownership(1)
  ------------------------                             -------------    ------------
Eric A. Alden                                            1,487,500          9.4%
Steven D. Gershick                                         150,000         0.95%
Lorne Pollock                                              225,000         1.43%
Gordon Gregory                                             888,000         5.63%
Harvey Bibicoff                                            345,000         2.20%
Gary Primes                                                300,000          1.9%
Steven Fuld                                                316,000         2.02%
Jim Lewis                                                  312,500         1.99%
Bernard Christophe                                          73,333         0.47%
Directors and Executive Officers as a group (8
persons )                                                3,947,333        23.31%

Canadian Commercial Workers Industry                     4,040,750(11)    21.06%
Pension Plan
125 Queens Plate Drive, Ste. 220 Etobicoke,
Ontario M9W 6V1

Old CFI, Inc.                                            2,620,000(12)    16.84%
15060 Ventura Boulevard, Suite 240
Sherman Oaks, CA 91403

----------
1. Percentage of ownership is calculated based on 15,561,108 shares outstanding at December 15, 2003. The number of shares outstanding on such date for which certificates had been issued was 13,736,108. An additional 1,825,000 shares were considered outstanding on that date, but the certificates had not yet been issued and the shares were not carried on the records of the stock transfer agent.

2.    Includes 262,500 shares underlying stock options.
3.    Includes 150,000 shares underlying stock options.
4.    Includes 125,000 shares underlying stock options.
5.    Includes 200,000 shares underlying stock options.
6.    Includes 100,000 shares underlying stock options.
7.    Includes 200,000 shares underlying stock options.
8.    Includes 100,000 shares underlying stock options.
9.    Includes 162,500 shares underlying stock options.
10.   Includes 73,333 shares underlying stock options.
11.   Includes 401,389 shares underlying stock options.
12. Includes 625,000 shares underlying warrants owned by this entity and 3,000,000 shares underlying warrants owned by I, F, Propco Holdings (Ontario) 32, Ltd., a wholly owned subsidiary of this entity.
13. Messrs. Alden and Bibicoff, directors of the Company, are also directors of this entity.

Item 12. Certain Relationships and Related Transactions

      In May 2002, we acquired from Harvey Bibicoff, a shareholder and director of the Company, and Ruben Kitay, a shareholder of Old CFI and the step-parent of Eric Alden, our Chief Executive Officer and director, all of such person's interests in Case Financial, LLC in exchange for 150,000 shares of Company common stock and promissory notes. We issued promissory notes in the following amounts: Harvey Bibicoff, and Ruben Kitay, $600,000 and $100,000, respectively. The notes bear interest at the rate of 8% per annum payable monthly and are due on May 24, 2004 and May 23, 2005, respectively.

      In May 2002, in connection with the asset purchase agreement, we issued 480,000 shares of common stock to Mosaic Capital, LLC on behalf of Old CFI in exchange for certain investment banking services. Gordon Gregory, the Co-Chairman of the Company, owns all of the membership interests in Mosaic Capital.

      From August to September 2002, we entered into split-funding agreements with the following persons in the following amounts: Harvey Bibicoff, a shareholder and director of the Company and shareholder and director of Old CFI, and Ruben Kitay, a shareholder of Old CFI and step-parent of Eric Alden, our Chief Executive Officer and director of the Company, $85,000 and $100,000, respectively. The monies provided by these lenders were used to fund specifically identifiable investments in contracts and working capital. The repayment of the advances was contingent on the settlement of certain investments in contracts. If the settlements occur, we owe the principal of the note together with 50% or 75% of the net income received by us from the contract to the lenders. The advances are paid as collected.

      During the nine months ended September 2002, we earned $100,262 in service fees from Old CFI. pursuant to a service agreement entered into in connection with the asset purchase transaction. Eric Alden and Harvey Bibicoff, directors of our Company, are also directors of Old CFI.

      In May 2002 in connection with the asset purchase transaction, we acquired three promissory notes plus interest in the amount of $104,000, $156,000 and $108,000, respectively from three individuals: Gordon Gregory, our Co-Chairman, Glen Gregory, the brother of Gordon Gregory, and Steven Fuld, a former director of our Company, in exchange for 208,000, 312,000 and 216,000 shares of our common stock, respectively.

      During the nine months ended September 30, 2002, the accrued interest on the promissory notes of Old CFI acquired by us in connection with the asset purchase transaction in May 2002 was $79,000 inclusive of the notes acquired from Messrs. Gregory, Gregory and Fuld. Eric Alden and Harvey Bibicoff, our directors, are also directors of Old CFI.

      During the year ended September 30, 2003 we earned $59,519 , in service fees from Old CFI pursuant to the service agreement entered into in connection with the asset purchase transaction see MANAGEMENT'S DISCUSSION AND ANALYIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS- Service Fee Revenue. Eric A. Alden and Harvey Bibicoff, our directors, are also directors of Old CFI.

      From October 1, 2002 through September 30, 2003, we entered into third party investment agreements with the following persons in the following amounts:
Harvey Bibicoff, our shareholder and director and a shareholder and director of Old CFI, and Ruben Kitay, a shareholder of Old CFI and step-parent of Eric Alden, our Chief Executive Officer and Co-Chairman, $593,500 and $320,000, respectively. In addition we repaid Messrs. Bibicoff and Kitay principal of $354,000 and $220,000 and participation fees earned of $43,769 and $81,578 respectively upon successful resolution of the underlying cases. The monies provided by these lenders were used to fund specifically identifiable investments in contracts. The repayment of the advances was contingent on the settlement of certain investments in contracts which was repaid along with 75% of the net income from the contract received by us.

      From October 2002 through December 2002, we received $100,000 in short-term unsecured advances and repaid $101,071 to Ruben Kitay, a shareholder of Old CFI and step-parent of Eric A. Alden, our Chief Executive Officer and Co-Chairman.

      Subsequent to September 30, 2003, an officer and two directors loaned us $260,000 payable on demand including interest at 12% per annum. The purpose of the loan was for working capital.

      All transactions conducted with affiliated parties were conducted at arms-length terms. Our management and affiliates may, from time to time, experience conflicts of interest with respect to actual or proposed transactions. We do not have a formal conflicts of interest policy, and resolve issues as they arise on a case-by-case basis.

Item 13. Exhibits and Reports on Form 8-K

      (a) Exhibits. The exhibits listed on the attached Exhibit Index are filed as part of this report.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Case Financial, Inc.

                                        By: /s/ Eric A. Alden
                                           -------------------------------------
                                           Eric A. Alden, President and
                                           Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

         Signature                               Title                             Date
         ---------                               -----                             ----
/s/ ERIC A. ALDEN                      Chairman of the Board,
-----------------------------------    President and Chief Executive
Eric A. Alden                          Officer (Principal Executive
                                       Officer                                January 12, 2004


/s/ ERIC A. ALDEN                      (Principal Accounting Officer)         January 12, 2004
-----------------------------------
ERIC A. ALDEN

/s/ LORNE POLLOCK                      Secretary and Director                 January 12, 2004
-----------------------------------
Lorne Pollock

/s/ GORDON GREGORY                     Director                               January 12, 2004
-----------------------------------
Gordon Gregory

/s/ HARVEY BIBICOFF                    Director                               January 12, 2004
-----------------------------------
Harvey Bibicoff

/s/ GARY PRIMES                        Director                               January 12, 2004
-----------------------------------
Gary Primes

/s/ BERNARD CHRISTOPHE                 Director                               January 12, 2004
-----------------------------------
Bernard Christophe

             EXHIBIT INDEX

4.1* Warrant to Purchase 2,000,000 Shares of Common Stock Issued to I.F. Propco Holdings, 32 Ltd. dated December 12, 2002

4.2* Warrant to Purchase 1,000,000 Shares of Common Stock Issued to I.F. Propco Holdings, 32 Ltd. dated December 12, 2002

4.3* $2,000,000 Promissory Note of the Registrant issued to I.F. Propco Holdings 32 Ltd. dated December 12, 2002

10.1* Subscription Agreement between the Registrant and I.F. Propco Holdings 32 Ltd. dated December 12, 2002

10.2* Agreement relating to Board Representation between the Registrant and I.F. Propco Holdings 32 Ltd. dated December 12, 2002

10.3* Finders Fee Agreement between the Registrant and John Irvine and Michael Schaffer dated November 27, 2002

10.4* Employment Agreement between the Registrant and Lorne Pollock dated August 15, 2002

10.5* Employment Agreement between the Registrant and Steven Gershick dated August 19, 2002

10.6* Employment Agreement between the Registrant and Gary L. Primes dated August 15, 2002

10.7* Employment Agreement between the Registrant and James Lewis dated August 15, 2002

10.8* Consent to Sublease Agreement and Sublease between Kody Pappadato as sublessor and the Registrant as sublessee dated June 21, 2002

10.9* Investment Banking Services Agreement between the Registrant and Mosaic Capital LLC dated November 12, 2001

10.10* $600,000 Promissory Note of Case Financial Inc. issued to Harvey Bibicoff dated May 24, 2002

21.1*    Subsidiaries of the Registrant

31.1     Section 302 Certification

31.2     Section 302 Certification

32.1     Section 906 Certification

32.2     Section 906 Certification

--------------------------------------------------------------------------------
* Previously filed