Form 10KSB/A
period 2003-09-30
CASE FINANCIAL INC
filed 2004-01-30
CIK 1096841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                               (Amendment No. 1)

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

                    DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This amendment on Form 10-KSB/A is being filed to correct an error on the Signatures contained in the Form 10-KSB filed by Case Financial Inc. on January 14, 2004.

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

                                        Case Financial, Inc.

                                        By: /s/ Eric A. Alden
                                           -------------------------------------
                                           Eric A. Alden, President and
                                           Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

         Signature                               Title                             Date
         ---------                               -----                             ----
/s/ ERIC A. ALDEN                      Chairman of the Board,
-----------------------------------    President and Chief Executive
Eric A. Alden                          Officer (Principal Executive
                                       Officer                                January 29, 2004


/s/ ERIC A. ALDEN                      (Principal Accounting Officer)         January 29, 2004
-----------------------------------
ERIC A. ALDEN

/s/ LORNE POLLOCK                      Secretary and Director                 January 29, 2004
-----------------------------------
Lorne Pollock

/s/ GORDON GREGORY                     Director                               January 29, 2004
-----------------------------------
Gordon Gregory

/s/ HARVEY BIBICOFF                    Director                               January 29, 2004
-----------------------------------
Harvey Bibicoff

/s/ GARY PRIMES                        Director                               January 29, 2004
-----------------------------------
Gary Primes


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