Form 10QSB
period 2003-12-31
CASE FINANCIAL INC
filed 2004-03-01
CIK 1096841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No___


As of February 1, 2004 there were 15,561,108 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                                                            Page

                         PART I - FINANCIAL INFORMATION


Item 1.        FINANCIAL STATEMENTS                                           3

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     12

Item 3.        CONTROLS AND PROCEDURES                                       24


                           PART II - OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS                                             24

Item 5.        OTHER INFORMATION                                             25

Item 6.        EXHIBITS, REPORTS ON FORM 8-K                                 25

SIGNATURES                                                                   25

Item 1.           Financial statements

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2003


                                                                           September 30,     December 31,
                                                                                2003             2003
                                                                           --------------    -------------
                                                                                              (unaudited)
                             ASSETS
Cash                                                                       $     192,651     $      29,064
Investments in contracts, net of allowance for contract losses of
     $258,289 at September 30, 2003 and $246,768 at December 31,
     2003                                                                      2,265,112         2,417,779
Loans receivable                                                                 788,000           832,500
Prepayments and other assets                                                     317,571           295,172
Receivables and other assets, related parties, net of impairment allowance of $131,431 at September 30, 2003 and $122,520
     at December 31, 2003                                                        126,393           107,998
Equipment, at cost, net of accumulated depreciation of $137,868
     at September 30, 2003 and $149,856 at December 31, 2003                      58,914            46,926
Notes receivable from affiliate, net of impairment of $810,000                    23,209            23,209
                                                                           --------------    --------------
           Total Assets                                                    $   3,771,850     $   3,752,648
                                                                           ==============    ==============


                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                      $     474,434     $     543,152
Loans payable - related parties                                                1,293,438         1,329,000
Loans payable                                                                  3,966,080         4,172,151
                                                                           --------------    --------------
           Total Liabilities                                                   5,733,952         6,044,303
                                                                           --------------    --------------

Commitments and Contingencies

Stockholders' (Deficiency)
     Common stock, par value $0.001 per share,
       100,000,000 shares authorized,
       15,561,108 shares issued and outstanding
       at September 30, 2003 and December 31, 2003                                15,561            15,561
     Paid-in-capital                                                           7,888,057         7,929,550
     Accumulated deficit                                                      (9,865,720)      (10,236,766)
                                                                           --------------    -------------
           Total Stockholders' (Deficiency)                                   (1,962,102)       (2,291,655)
                                                                           --------------    --------------
           Total Liabilities and Stockholders' (Deficiency)                $   3,771,850     $   3,752,648
                                                                           ==============    ==============

          See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
              For the three months ended December 31, 2002 and 2003
                                   (unaudited)


                                                                            Three Months     Three Months
                                                                                ended            ended
                                                                            December 31,      December 31,
                                                                                 2002            2003
                                                                           --------------    --------------
Revenue
     Contract and loan fees                                                $     116,988     $     153,826
     Service fees                                                                 22,416            11,845
                                                                           --------------    --------------

         Total Revenue                                                           139,404           165,671
                                                                           --------------    --------------

Operating Expenses
     Provision for losses on investments in contracts                             16,525            (8,791)
     Provision for impairment of notes and other receivables
         from affiliate                                                               --            (8,911)
     General and administrative                                                  483,921           360,202
     Sales and marketing                                                         143,772            84,062
                                                                           --------------    --------------

         Total Operating Expenses                                                644,218           426,562
                                                                           --------------    --------------

     Loss from Operations                                                       (504,814)         (260,891)

Other Income (Expense)
     Interest income                                                               2,576                 2
     Interest expense                                                            (53,298)         (111,157)
     Miscellaneous income                                                             --             1,000
                                                                           --------------    -------------

         Total Other Income (Expense)                                            (50,722)        (110,155)
                                                                           --------------    -------------

     Net Loss                                                              $    (555,536)    $   (371,046)
                                                                           ==============    =============

     Net loss per common share - basic and diluted                         $       (0.04)    $      (0.02)
     Weighted average number of common shares                                 15,561,108        15,561,108

          See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows For the three months ended December 31, 2002 and 2003
                                   (unaudited)

                                                                            Three Months      Three Months
                                                                                ended           ended
                                                                            December 31,      December 31,
                                                                                 2002            2003
                                                                           --------------    --------------
Cash Flows from Operating Activities:
Net loss                                                                   $    (555,536)    $    (371,046)
Adjustments to reconcile net loss to net cash used in
    operating activities:
        Depreciation                                                              11,149            11,988
        Amortization of debt premium                                                 ---            40,021
        Provision for losses on investments in contracts                          16,525            (8,791)
        Impairment of notes receivable of affiliate                                   --            (8,911)
        Common stock and options for compensation                                 29,479            41,493
        Warrants issued with debt                                                  1,882               ---
        Changes in operating assets and liabilities
           (Increase) decrease in prepayments and other assets                  (169,493)            9,684
           Increase (decrease) in accounts payable and other liabilities         (82,166)           68,718
                                                                           ---------------   --------------
           Net cash used in operating activities                                (748,160)         (216,844)
                                                                           ---------------   -------------

Cash Flows from Investing Activities:
     Investment in contracts - advances                                         (652,000)         (331,656)
     Investment in contracts - collections                                       382,431           187,780
     Increase in loans receivable - advances                                         ---          (369,500)
     Decrease in loans receivable - collections                                      ---           325,000
     Principal repayments on notes receivable from affiliate                         265               ---
     Purchase of equipment                                                        (1,078)              ---
                                                                           ---------------   -------------
           Net cash used in investing activities                                (270,382)         (188,376)
                                                                           ---------------   -------------

Cash Flows from Financing Activities:
     Proceeds from borrowings                                                  2,110,000           351,071
     Repayments of borrowings                                                        ---          (145,000)
     Proceeds from related party borrowings                                      463,500           376,500
     Repayments of related party borrowings                                     (270,000)         (340,938)
                                                                           ---------------   -------------
           Net cash provided by financing activities                           2,303,500           241,633
                                                                           --------------    --------------

Net Increase (Decrease) in Cash                                                1,284,958          (163,587)

Cash - Beginning of Period                                                       159,209           192,651
                                                                           --------------    --------------
Cash - End of Period                                                       $   1,444,167     $      29,064
                                                                           ==============    ==============

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the three month period for
        Interest                                                           $      15,271     $      57,158
        Income taxes                                                       $       3,200     $          --

Supplemental Schedule of Non-Cash Financing Investing
and Financing Activities:
     Warrants issued with debt in December 2002                            $      88,469     $          --

          See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to  Consolidated  Financial  Statements  For the  three months ended December 31, 2002 and 2003


Note 1:  Summary of Significant Accounting Policies

         Nature of activities:

         Case Financial, Inc. was incorporated in 1998 and completed a reverse merger with Asia Web Holdings, Inc. ("Asia Web"), a publicly traded company incorporated in the State of Delaware, on May 24, 2002. As a result of the transaction, Asia Web changed its name to Case Financial, Inc. and continued the business of the Company. Case Financial Inc. and its subsidiaries, Case Financial, LLC, and Case Capital Corporation collectively, ("Case" or the "Company") provide pre-settlement litigation funding services to attorneys and plaintiffs involved in personal injury and other contingency litigation, conducted primarily within the California courts.

         The Company's funding services include investments in contracts which are "non-recourse" advances, meaning that the investment principal, success fees and interest are repaid only when the case is settled or favorably adjudicated in court. These investments are collateralized solely by the proceeds of underlying litigation. The Company performs an internal underwriting as to the merits of each case proposed to be financed, the likelihood of its success, and the estimated settlement value. The Company's investment decisions and the pricing of its fees are based on this risk analysis and its estimate of settlement timing.

         In April 2003, Case Capital Corporation became a licensed California finance lender and in August 2003 began making interest-bearing short-term collateralized term loans (Short Term Loan Program). The Company charges loan fees in connection with these term loans. In addition, interest is charged on these loans if the loans are not repaid by a specified date, which is generally before the maturity date. The term loans are typically collateralized by the assets of the borrowers, typically law firms and attorneys, as well as personal guarantees from the attorneys. The Company performs an internal underwriting as to the adequacy of the collateral.

         During 2003, Case Capital Corporation began entering into credit agreements with attorneys (L.E.G.s Program). The Company performs an internal underwriting of each attorney and determines the maximum amount of investments in contracts each attorney may enter into with the Company.

         Operations  are  conducted  from  leased   premises  in  Sherman  Oaks,
         California.

         Basis of presentation:

         The accompanying financial statements include the accounts of Case Financial Inc. and its subsidiaries Case Financial, LLC, and Case Capital Corporation. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             For the three months ended December 31, 2002 and 2003

         Revenue recognition:

         Contract fee income from investments in contracts is recognized upon receipt of cash after a case is settled or favorably adjudicated. Selling commissions are expensed as incurred. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed, abandoned, or settled for an amount less than the Company's investment.

         The Company also participates in and services investments in contracts with third party investors. At times, the Company participates in these investments. In the case of these third party investments, the Company receives a success fee equal to a percentage of the income generated upon successful resolution of the underlying case, at which time revenue is recorded. These third party investments are collateralized by specifically identified investments in contracts and are repayable to the investor only upon successful resolution and collection on the underlying case, along with the fees earned less the agreed upon success fee to the Company. Third party investors bear financial risk with respect to the underlying investment in a contract in relation to their proportionate interest in the principal advanced for such contract. Contract fees are presented net of amounts paid to third party participants.

         The Company has established an allowance for investments in contracts that may become uncollectible. The allowance for contract investment losses is maintained at a level which in management's judgment, is adequate to absorb losses in the contract investment portfolio. The amount of the allowance is based on trends on historical loss experience.

         Loan fees and interest, net of direct costs, charged on loans receivable with terms in excess of ninety (90) days are deferred and amortized over the life of the related loan using the effective interest method. Loan fees on short term loans are generally recognized over the term of the loan. Interest on these loans is accrued as earned.

         The Company earns service fees from a contract entered into with its predecessor (Old CFI) at the time of the merger. The Company manages Old CFI's portfolios of investments for a fee equal to 15% of gross amounts collected on its behalf.

         Stock-based compensation:

         The Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" which establishes a fair value-based method of accounting for stock-based compensation plans. Under SFAS No. 123, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount the grantee must pay to acquire the stock. The Company uses the Black-Scholes option pricing model to determine the fair value of each stock option granted

         Loss per common share:

         Basic and diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for each of the periods presented. The weighted average number of common shares outstanding for computing the basic and diluted loss per common share was 15,561,108 for the three months ended December 31, 2003 and December 31, 2002. The weighted average number of common shares outstanding does not include 8,990,000 and 7,375,000 options and warrants outstanding at December 31, 2003 and December 31, 2002 respectively because they are antidilutive.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             For the three months ended December 31, 2002 and 2003

         Customer Concentrations

         As of December 31, 2003 and December 31, 2002, one law firm customer represented approximately 27% and 42% respectively of the portfolio of investments in contracts and loans receivable, net of third party participations. For the three months ended December 31, 2003, two other law firms represented approximately 39% and 17% respectively of the total revenue for the period. For the three months ended December 31, 2002, one contract involving one case represented 33% of the total revenues for the period.

Note 2:  Investments in Contracts

         Amounts advanced relating to the Company's investments in contracts range from 3.5% to 15% of the plaintiff's claims.

         At September 30, 2003 and December 31, 2003, investments in contracts, net of allowance for contract losses, were $2,265,112 and $2,417,779, respectively. Management reviews each case prior to making an advance.

         The Company records fee income upon receipt of cash after the case is settled or adjudicated. Based on historical data, at December 31, 2003, the Company estimates that unrecorded fee income on all outstanding investments in contracts approximates $1,183,000. However, no assurance can be given that these amounts will be eventually realized. This estimate is based on historical performance and includes a provision for settlements at amounts less than contracted fees.

         A summary of the activity in investments in contracts (excluding the allowance for contract losses) for the three months ended December 31, 2003 is as follows:

         Balance - October 1, 2003                   $       2,523,401

         New advances                                          331,656
         Collections                                          (187,780)
         Write-offs due to uncollectibility                     (2,730)
                                                     ------------------
         Balance - December 31, 2003                 $       2,664,547
                                                     ==================

Note 3:  Loans Receivable

         In April 2003, Case Capital Corporation became a licensed California finance lender and in August 2003 began making interest-bearing collateralized term loans. The Company charges loan fees in connection with these term loans. In addition, interest is charged on these loans if the loans are not repaid by a specified date, which is generally before the maturity date.

         A summary of the activity in loans receivable for the three months ended December 31, 2003 is as follows:

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             For the three months ended December 31, 2002 and 2003

         Balance - October 1, 2003                   $         788,000

         New loans                                             369,500
         Repayments                                           (325,000)
                                                     ------------------
         Balance - December 31, 2003                 $         832,500
                                                     ==================

         Included in loans receivable as of December 31, 2003 is $678,000 in loans to a single law firm for group of similar cases, $608,000 of which have been funded through third party investments. These funds were advanced over a six month period while the cases were in the process of settling. The Company has received notification that the settlements are now substantially complete on these cases and anticipates that this loan should be repaid prior to March 31, 2004.

Note 4:  Debt

         In December, 2002, the Company entered into a $2,000,000 note payable agreement. The note is uncollateralized, has a four year term with principal due at the end of the term, bears interest at 12 percent per annum payable monthly, and includes warrants to purchase 2,000,000 shares of the common stock of the Company at $0.50 per share and warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 per share that expire in four years. The Company is obligated to register the common shares underlying these warrants for resale. As a further condition of the transaction, the lender required that it be permitted to appoint an individual to the Board of Directors of the Company. Effective April 2003, Bernard Christophe, an individual affiliated with the payee, was appointed to the Board of Directors in compliance with the foregoing (See Note 5).

         Effective January 1, 2003, two accredited investors converted their investment in the Company by exchanging four year, 9.85% per annum promissory notes for four year, 12% per annum promissory notes issued by the Company. The principal amount of the promissory notes was $200,000. As part of the conversion, the Company cancelled four year warrants to purchase 100,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase: (i) 200,000 shares of common stock at an exercise price of $0.50 and (ii) 100,000 shares of common stock at an exercise price of $0.80 to the two investors. The Company also agreed to register the common stock underlying the warrants for resale.

         During the quarter ended December 31, 2003, the Company increased its obligation under unrelated 3rd party investments by $183,394 as follows:

         Balance at October 1, 2003                  $       1,763,406

         New 3rd party advances                                328,394
         Repayments                                           (145,000)
                                                     ------------------
         Net increase                                          183,394
                                                     ------------------
         Balance at December 31, 2003                $       1,946,800
                                                     ==================

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             For the three months ended December 31, 2002 and 2003

         At December 31, 2003, related party debt consisted of; a) $700,000 unsecured promissory notes to stockholders bearing interest at eight percent, $600,000 of which is due in May 2004 and $100,000 in May 2005;
         b) $150,000 unsecured promissory demand notes to stockholders received during the quarter ended December 31, 2003 which bear interest at twelve percent and; c) $479,000 of non-interest bearing third party participations in investments in contracts. Under the terms of the $700,000 unsecured promissory notes, the Company is in default due to its failure to make interest payments for the months of November 2003 through January 2004 in the amount of $14,000. The Company believes it can renegotiate the terms of these related party notes and thereby cure the default. Third party investment participations are collateralized by specifically identified investments in contracts and are repayable only upon successful resolution and collection of the underlying case, along with 50%-75% of the fees received. During the three months ended December 31, 2003, related parties advanced $201,500 to the Company for investment participations, and the Company returned $192,500 in principal and $19,813 in fees to related parties upon successful case resolutions. Contract fees are presented net of amounts paid to third party participants.

Note 5:  Contingencies

         During the three months ended December 31, 2003, the Company was late making interest payments on a $2.0 million note payable on two occasions and has been late two additional times since December 31, 2003. The terms of the loan agreement allow the Company to be late five times before default and the note would be in default and can be called by the payee on the sixth late payment. In addition, the Company had received a notice in January, 2004 to pay $2,000 in attorney's costs asserted by the payee due to the previous late payments which, pursuant to the terms of the note, the Company could be held accountable for. The Company disputes these costs. The payee has since asserted a default of the note and made a demand for acceleration of the principal and interest due as a result of the failure of the Company to pay the $2,000 in attorney's fees within fifteen days after receipt of written notice that such fees were due. The Company has since paid the $2,000 in attorney's fees and intends to pay the interest. The Company also believes it has grounds to defend any lawsuit that may be brought by the payee in an attempt to force acceleration of the note.

         As a result of the asserted default described in the previous paragraph, an affiliate of the payee of the $2.0 million note payable has notified the Company that it has declared a cross default under a $1.0 million third party funding agreement, of which the Company has invested $902,151 in investments in contracts. Although termination of this funding agreement does not create any additional obligations for the Company, further advances from this funding source may not be forthcoming unless the Company is successful in defending its position that there were insufficient grounds for the payee to declare such default.

         The Company is a nominal defendant in a shareholders' derivative action filed in the Superior Court of the State of California for the County of San Diego. The plaintiffs, as shareholders of Asia Web before the merger have sued the individual defendants, former officers including Michael Schaffer, alleging that they converted to personal use certain corporate assets and are seeking to have the individual defendants return the assets to the Company. The Company is a "nominal" defendant and no relief is being sought against the Company in this action. As a result of the lawsuit, a dispute arose between the Company and a former officer, Michael Schaffer, with respect to Mr. Schaffer's claim for indemnification for legal fees incurred in defending himself in the lawsuit. The Company entered into a settlement agreement with Mr. Schaffer on June 25, 2003 whereby the Company agreed to: (i) grant 18 month options to Mr. Schaffer to purchase 250,000 shares of common

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
             For the three months ended December 31, 2002 and 2003

         stock at an exercise price of $0.30 only if the market price for the Company's common stock exceeds $0.65 for two consecutive trading days, and (ii) pay $70,000 in monthly payments of $10,000 commencing October 2003. The expense related to this settlement was recorded by the Company in June 2003. The Company has since asserted a breach of this agreement by Mr. Schaffer and accordingly has ceased making the payments pursuant to this agreement as of November 2003.

Note 6:  Going Concern

         In their report dated January 9, 2004 on the financial statements for the fiscal year ended September 30, 2003, the Company's independent auditors expressed substantial doubt about the Company's ability to continue as a going concern.

         The accompanying financial statements contemplate continuation of the Company as a going concern. The Company incurred net losses of $3,127,190 and $371,046 during the year and three months ended September 30, 2003 and December 31, 2003 respectively. There was an accumulated deficit of $10,236,766 as of December 31, 2003, total liabilities exceeded total assets by $2,291,655 as of December 31, 2003, and the Company has been experiencing cash flow problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Management has acted to reduce overhead and increase revenues. The Company has reduced its overhead in operations, sales and marketing to reflect the current funding ability of the Company. The overhead reduction was achieved by reducing personnel, and completing the development of the L.E.G. and Short Term Loan programs. Completing these developments has reduced the Company's consulting expenses for accountants and attorneys. Management has also shifted available funding to the Short Term Loan Program in order to reduce the length of the funding cycle and realize profits faster. The Company has had increasing success in attracting third party investments to its Short Term Loan Program and believes that it can attract additional funds to this program. Management is also continuing its general fund raising activities, which includes pursuing additional debt and equity investments and joint venture participations with institutional and accredited investors. Management believes that actions presently being taken or to be taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. However there can be no assurance that any of the Company's actions will be successful.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

Forward Looking Statements

         The following "Management's Discussion and Analysis of Financial Condition and Plan of Operation" includes "forward looking statements." All statements other than statements of historical fact made in this Form 10Q-SB are forward-looking. In particular, any statements made in this Form 10Q-SB regarding industry prospects or our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. The forward-looking statements contained herein are subject to a variety of risks and uncertainties, including those discussed later under the heading "Factors That May Affect Future Results" and elsewhere in this Quarterly Report on Form 10Q-SB that could cause actual results to differ materially from those anticipated by us. Our actual results may differ significantly from our expectations.

Overview

         Case Financial, Inc. was incorporated in the State of California in 1998 and took over the net assets, primarily cash, of Asia Web Holdings, Inc. ("Asia Web") by way of a reverse acquisition completed on May 24, 2002.

         We provide non-recourse pre-settlement litigation funding services and collateralized loans to plaintiff attorneys and plaintiffs involved in personal injury and other contingency lawsuits.

         From our inception in 1998 through April 2003, at which time our newly formed and wholly owned subsidiary Case Capital Corporation became a licensed California finance lender, our investments had been made in the form of cash advances. Subsequent to that date, our investments are also made in the form of loans or guaranties. Our advances and guaranties are primarily "non-recourse," meaning: i) that the obligation to repay the principal amount (as well as any success fees or interest) arises only upon settlement of the underlying litigation, or upon its successful adjudication in court, and ii) that in connection with advances we cannot pursue the assets of the plaintiff or plaintiff's counsel outside of the litigation we're funding. If the case is abandoned, dismissed or adjudicated unfavorably to the plaintiff, our investment is lost. We may, from time to time, also make traditional recourse interest bearing loans to plaintiff attorneys or law firms on a secured or unsecured basis.

         We classify our non-collateralized advances and guaranties on our balance sheet as "investments in contracts" to reflect their nature as risk-based investments where the return of principal and fees are subject to the uncertainty of future events in the prosecution of the litigation. The investments in contracts are reflected on our financial statements at the principal amount of the advance less a reserve for future contract losses. We recognize income, if any, at the time of settlement or favorable adjudication of the case. Collateralized loans are classified on the balance sheet as "loans receivable".

         Our funding decisions are made on the basis of a formal underwriting and risk analysis we perform internally as to the merits of each case proposed to be financed, the likelihood of its success, and its estimated settlement value; and not on the credit worthiness of the plaintiff or plaintiff's lawyer. Our decision to invest, as well as the price we charge is determined by this risk analysis. Our success fees are a function of i) the risk price, ii) the amount of funding provided, and iii) in the case of advances or loans, the period of time the advance or loan remains outstanding. Our investments and fees are collateralized by the proceeds of the respective legal settlement evidenced by a security interest on the case filed with the attorney of record on the claim, entitling us to a priority interest on any monies received by the plaintiff or plaintiff's counsel.

         Historically, approximately 71% of our fundings were to attorneys, while the remaining portion was made directly to plaintiffs. In October 2002, we formed a 100% owned subsidiary, Case Capital Corporation, which became a licensed California finance lender in April 2003. Currently, we focus on providing fundings only to plaintiffs' counsel, and only in the form of either investments in contracts, loans or payment assumption guarantees of the fees for experts, legal services providers and other litigation costs. We refer to these new contract investments, loans and guarantees as our Litigation Expense Guaranty (L.E.G.s(TM)) program. We continue to employ our historical underwriting and internal risk analyses in determining the individual case funding amounts and pricing under the L.E.G.s program, focusing on the individual merits, risk, estimated settlement value and timing of each case proposed to be financed. We formed Case Capital Corporation, registered it as a licensed California finance lender, and created the L.E.G.s program in order to reduce some of the risk inherent in our business, better leverage our capital, and add value for our shareholders. While a majority of our revenues in the near future will continue to be derived from resolutions of traditional cash advances, our marketing focus is on the L.E.G.s loan and guaranty program.

         In addition, Case Capital Corporation began offering in August 2003 a new loan program for short term bridge loans for attorneys (Short Term Loan Program). The loans are secured by settled cases and are expected to be repaid in less then 60 days on average. We classify advances under our Short Term Loan Program on our balance sheet as "loans receivable" to reflect the lower risk nature of the loans compared to our non-recourse loans.

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

         The accompanying financial statements include the accounts of Case Financial Inc. and our wholly owned subsidiaries Case Financial, LLC and Case Capital Corporation. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination. Prior to the merger through May 24 2002, the combined financial statements had included the accounts of Case Financial, Inc., its wholly owned subsidiary, Case Financial Funding, Inc., and Case Financial LLC, a company related through common ownership collectively referred to as "Old CFI".

         Since the inception of Old CFI in December 1998 through December 31, 2003, we have funded over 1,950 advances and loans representing an aggregate of $10.7 million in principal amount of investments in contracts. As of December 31, 2003, approximately 85% of those cases have been resolved, resulting in the return of $8.4 million cash (representing 79% of total principal advanced) and an annualized return on investment of 64%, including principal losses of 14% on those resolved cases. Past results are no guarantee of future results. Nevertheless, these metrics provide useful aggregate information about the size and past performance of our investments in contracts portfolio and may be useful as a benchmark for future performance. While the historical settlement cycle has averaged 15 months, the settlement cycle for advances made since March 2002 is now less than 12 months on average. As we have gained more experience in the marketplace, our management has focused on improving our risk analysis, investment timing and pricing models. Over time, our risk policies have evolved to include a set of financial metrics and portfolio management techniques to help shorten the average investment period, maximize collection values and minimize the risk of loss.

Revenue Generation, Recognition, and Reserve for Contract Losses
----------------------------------------------------------------

         The majority of our advances, loans and guaranties are risk-based investments in contracts subject to the uncertainty of future events in the prosecution of the underlying litigation. We charge success fees which are recognized only at conclusion of the case, and only if such litigation is successful. We base the prices we charge on our underwriting and analyses of the risk, and additionally, in the case of advances and loans, on the time value of money. In unsuccessful cases, we realize a loss of the investment principal. We establish an allowance for investments in contracts that may become uncollectible. It is maintained at a level, which in our judgment is sufficient to cover future losses. The amount of the allowance is based on trends in historical loss experience, and exceeds the amount experienced on resolved cases.

         Contract Fees - There are two categories of Contract Fees: i) fees generated from the resolution of successful cases and through the Short Term Loan Program funded entirely by us, and ii) fees generated from the resolution of successful cases and through the Short Term Loan Program arranged and serviced by us, but funded by third parties, referred to herein as "Third Party Investments."

         We utilize Third Party Investments in order to provide funding to our clients in situations when our available internal capital is insufficient to fund the transactions entirely by ourselves, or when the size of the transaction is larger than is prudent for us to undertake directly. We receive a success fee for servicing the investment, generally equal to 25% to 50% of the income, if any, received upon successful resolution of the underlying case. The third party investors bear the entire financial risk with respect to the underlying investment in the contract. In addition, if we also participate in the funding, we share in the remaining fees and principal with the third party investors according to our pro-rata share of the total capital invested.

         Service Fees - Service Fees consist of revenues we generate in connection with our management of the investments in contracts portfolio of Old CFI under a Service Agreement entered into in May 2002 as part of the reverse acquisition. Old CFI has retained the underlying investments in these portfolios so our fees are for servicing the investment portfolio during its liquidation. The service fees we earn are equal to 15% of the gross amount collected (principal plus contract fee income) on behalf of Old CFI.

Critical Accounting Policies
----------------------------

         Revenue recognition:

         Contract fees are recognized by us when a case is settled or favorably adjudicated. Selling commissions are incurred and expensed when the contract investments are funded. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed or settled for an amount less than our investment.

         In addition to contract fees from investments in contracts made by us, we may service investments in contracts on behalf of third party investors for which we receive a success fee equal to 25% to 50% of the income generated upon successful resolution of the underlying case. These third party investments are collateralized by specifically identified investments in contracts and are repayable only upon successful resolution and collection of the underlying case, along with fees equal to 50% to 75% of the amount earned. Contract fees are presented net of amounts paid to third party participants.

         We have established an allowance for investments in contracts that may become uncollectible. The allowance for contract investment losses is maintained at a level, which in our judgment is adequate to absorb losses in the contract investment portfolios. The amount of the allowance is based on trends in historical loss experience, and exceeds the amount experienced on resolved cases.

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

         Long-lived assets:

         We review for the impairment of long-lived assets, including the notes receivable from our affiliate Old CFI, and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If an impairment is indicated, the amount of the loss to be recorded is based on an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted estimated cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. When a note receivable becomes impaired, interest is no longer accrued and is recognized when received in cash.

         Trends and Uncertainties:

         The business of providing non-recourse pre-settlement litigation funding in personal injury and other contingency litigation is less than five years old. We believe that only a very small percentage of the potential business opportunity has been actualized. We have focused our attention on educating attorneys within the State of California as to the ethical use of alternative forms of financing. The industry has shifted from an early emphasis on providing funding primarily to plaintiffs to funding plaintiff lawyers and law firms. The total burden of the cost of contingency litigation continues to increase, and law firms are beginning to understand the value proposition in non-recourse pre-settlement funding that helps them share the economic risk while freeing up their business and personal assets for other purposes.

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


         Results of Operations

Results of Operations for the three months ended December 31, 2003 compared with
--------------------------------------------------------------------------------
the three months ended December 31, 2002
----------------------------------------

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

         Total Revenue

         Total revenues consisting of contract fees and service fees aggregated $165,571 for the three months ended December 31, 2003 compared with $139,404 for the three months ended December 31, 2002, an increase of $26,167 or 18.8%.

         Contract Fees

         Contract fee revenues were $153,826 for the three months ended December 31, 2003 compared with $116,988 for the three months ended December 31, 2002, an increase of $36,838 or 31.5%.

         The increase in contract fee revenue for the three months ended December 31, 2003 is attributable to the Company's realization of revenues from cases that were initiated after May 24, 2002 with capital provided by the reverse acquisition as opposed to the three months ended December 31, 2002, during which period the Company had limited time to realize revenue from new cases initiated subsequent to the reverse acquisition. At December 31, 2002, the Company estimates that unrecorded fee income on outstanding investments in contracts (i.e. open cases not yet resolved) approximated $1,183,000, which the Company expects will resolve within the next 12-15 months. This estimate is based on historical performance and includes a provision for losses and settlements at amounts less than contracted fees.

         Service Fees

         Service fee revenues were $11,845 for the three months ended December 31, 2003 compared with $22,416 for the three months ended December 31, 2002, a decrease of $10,571 or 47.2%.

         Service fees are based upon collections from the portfolios of Old CFI under management by the Company and are anticipated to continue their decline as this portfolio matures.

         Operating Costs and Expenses:
         -----------------------------

         Operating costs and expenses consist of provision for losses on investments in contracts, general and administrative expenses, and sales and marketing expenses.

         Provision for Losses on Investments in Contracts

         Fee income is recognized upon receipt when a case is settled or favorably adjudicated. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed or settled for an amount less than the Company's investment. The Company has established an allowance for investments in contracts for contracts where the Company is at risk and that may become uncollectible. The allowance for contract investment losses is maintained at a level, which in management's judgment, is adequate to absorb losses in the contract investment portfolio. The amount of the allowance is based on a loss rate which exceeds the amount actually experienced on resolved cases.

         The provision for losses on investments in contracts was a credit of $8,791 for the three months ended December 31, 2003 as opposed to an expense of $16,525 for the three months ended December 31, 2002. Accordingly, the provision for losses on investments in contracts decreased by $25,316 for the three months ended December 31, 2003 as compared with the three months ended December 31, 2002.

         The balance of investments in contracts (without regard to the reserve for contract losses) increased $932,616 to $2,664,547 at December 31, 2003 from $1,711,931 at December 31, 2002, principally as a result of the growth of the L.E.G.s program which is largely funded through third parties. The Company's aggregate third party participation in investments in contracts increased $1,124,800 to $1,663,300 at December 31, 2003 from $538,500 at December 31,
2002. Because the third parties bear pro rata financial risk in the contracts in which they invest, the portion of investments in contracts for which the Company records provision for losses on investments in contracts decreased $172,364 to $1,001,246 at December 31, 2003 from $1,173,431 at December 31, 2002.

         Provision for Impairment of Notes and Other Receivables

         The provision for impairment of notes and other receivables was a credit of $8,911 for the three months ended December 31, 2003. This occurred as a result of the Company's reversal of a receivable from Old CFI previously written off and subsequently collected.

         General and Administrative

         General and administrative costs and expenses were $360,202 for the three months ended December 31, 2003 as compared with $483,921 for the three months ended December 31, 2002. Accordingly, general and administrative expenses decreased by $123,719 for the three months ended December 31, 2003 as compared with the three months ended December 31, 2002.

         The decrease in general and administrative costs and expenses for the three months ended December 31, 2003 as compared with the three months ended December 31, 2002 is primarily attributable to $97,000 in reductions in auditing and legal costs which were incurred during the three months ended December 31, 2002 due to the change in the Company fiscal year and costs associated with the development of the Company's loan programs which have now been substantially completed. In addition, in conjunction with the Company's new L.E.G.s program, a ten percent fee is collected at the inception of a new client enrollment which is recorded by the Company as an offset to general and administrative underwriting costs. These offsets totaled $26,100 for the three months ended December 31, 2003.

         Sales and Marketing

         Sales and marketing expenses were $84,062 for the three months ended December 31, 2003 as compared with $143,772 for the three months December 31, 2002. Accordingly, sales and marketing expenses decreased $59,710 for the three months ended December 31, 2003 as compared with the three months ended December 31, 2002. The decrease results primarily from a decrease in sales personnel and promotional costs as the Company continues its efforts to reduce operating losses and cash expenditures.

         Other Income (Expense):
         -----------------------

         Interest Expense

         Interest expense was $111,157 for the three months ended December 31, 2003, as compared with $53,298 during the three months ended December 31, 2002. Accordingly, interest expense increased $57,859 for the three months ended December 31, 2003 as compared with the three months ended December 31, 2002.

         The increase in interest expense for the three months ended December 31, 2003 compared with the three months ended December 31, 2002 results primarily from the interest expense attributable to the $2,000,000 12% note payable agreement entered into by the Company in December 2002 as well as interest attributable to short term loans from related parties entered into in the three months ended December 2003. .

         Contingencies
         -------------

         During the three months ended December 31, 2003, the Company was late making interest payments on a $2.0 million note payable on two occasions and has been late two additional times since December 31, 2003. The terms of the loan agreement allow the Company to be late five times before default and the note would be in default and can be called by the payee on the sixth late payment. In addition, the Company had received a notice in January, 2004 to pay $2,000 in attorney's costs asserted by the payee due to the previous late payments which, pursuant to the terms of the note, the Company could be held accountable for. The Company disputes these costs. The payee has since asserted a default of the note and made a demand for acceleration of the principal and interest due as a result of the failure of the Company to pay the $2,000 in attorney's fees within fifteen days after receipt of written notice that such fees were due. The Company has since paid the $2,000 in attorney's fees and intends to pay the interest. The Company also believes it has grounds to defend any lawsuit that may be brought by the payee in an attempt to force acceleration of the note.

         As a result of the asserted default described in the previous paragraph, an affiliate of the payee of the $2.0 million note payable has notified the Company that it has declared a cross default under a $1.0 million third party funding agreement, of which the Company has invested $902,151 in investments in contracts. Although termination of this funding agreement does not create any additional obligations for the Company, further advances from this funding source may not be forthcoming unless the Company is successful in defending its position that there were insufficient grounds for the payee to declare such default.

         The Company is a nominal defendant in a shareholders' derivative action filed in the Superior Court of the State of California for the County of San Diego. The plaintiffs, as shareholders of Asia Web before the merger, have sued the individual defendants, former officers including Michael Schaffer, alleging that they converted to personal use certain corporate assets and are seeking to have the individual defendants return the assets to the Company. The Company is a "nominal" defendant and no relief is being sought against the Company in this action. As a result of the lawsuit, a dispute arose between the Company and a former officer, Michael Schaffer, with respect to Mr. Schaffer's claim for indemnification for legal fees incurred in defending himself in the lawsuit. The Company entered into a settlement agreement with Mr. Schaffer on June 25, 2003 whereby the Company agreed to: (i) grant 18 month options to Mr. Schaffer to purchase 250,000 shares of common stock at an exercise price of $0.30 only if the market price for the Company's common stock exceeds $0.65 for two consecutive trading days, and (ii) pay $70,000 in monthly payments of $10,000 commencing October 2003. The expense related to this settlement was recorded by the Company in June 2003. The Company has since asserted a breach of this agreement by Mr. Schaffer and accordingly has ceased making the payments pursuant to this agreement as of November 2003.

         Liquidity and Capital Resources:
         --------------------------------

         The Company's independent auditors have indicated in their report dated January 9, 2004 for the year ended September 30, 2003 that there is substantial doubt about the Company's continuity as a going concern. Management has acted to reduce overhead and increase revenues. During the three months ended December 31, 2003, the Company reduced its overhead in operations, sales and marketing to reflect the current funding ability of the Company. The overhead reduction was achieved by reducing personnel, and the completion of the development of the L.E.G. and Short Term Loan programs. The completion of this development has reduced the Company's consulting expenses for accountants and attorneys. Management has also shifted available funding to the Short Term Loan program in order to reduce the length of the funding cycle and realize profits faster. The Company has had increasing success in attracting third party investments to its Short Term Loan program. Management believes that it can continue to attract additional funds to the Short Term Loan program. Management is also continuing its general fund raising activities, which includes pursuing additional debt and equity investments and joint venture participations with institutional and accredited investors.

         During the three months ended December 31, 2003, an officer and two directors loaned $150,000 to the Company payable on demand including interest at 12% per annum. Subsequent to December 31, 2003, an officer loaned an additional $110,000 to the Company payable on demand including interest at 12% per annum.

         The Company's balance sheet at December 31, 2003 reflects cash of $29,064, a decrease of $163,587 as compared with an increase in cash of $1,284,958 in the three months ended December 31, 2002. Net cash used in operating activities was $216,844 for the three months ended December 31, 2003 and $748,160 for the three months ended December 31, 2002. The decrease in cash used in operating activities of $531,316 for the three months ended December 31, 2003 as compared to the same period for the prior year is primarily attributable to the Company's reduction in net loss of $184,490, reductions in prepayments and other assets of $200,241 and increases in accounts payable and other liabilities of $150,884.

         The Company made contract advances for the three months ended December 31, 2003 of $331,656, a decrease of $320,344 from advances of $652,000 made for the three months ended December 31, 2002. In addition, the Company collected $187,780 on resolved cases for the three months ended December 31, 2003, compared with $382,431 for the three months ended December 31, 2002. Advances declined as a result of the Company's limited cash resources during the quarter ended December 31, 2003. Collections have decreased due primarily to the fact that the Company's funding has been focused on the new L.E.G.s program which commenced in the quarter ended March 31, 2003 and for which the Company estimates a 9-12 month collection cycle.

         During the three months ended December 31, 2003, the Company advanced $369,500 under its Short Term Loan Program and received collections during this same period of $325,000 from this program. There was no comparable program during the three months ended December 31, 2002.

         During the three months ended December 31, 2003, the Company borrowed $175,000 from three related parties and $25,000 from an unrelated party in the form of demand notes. During the same period, the Company repaid $123,438 in short term loans from prior periods and $25,000 of the related party borrowings from within the period.

         During the quarter ended December 31, 2003, the Company increased its obligations under 3rd party investments by $192,394 as follows:

                                                            Unrelated
                                       Related Party         Parties             Total
                                       -------------      -------------     -------------
Balance at October 1, 2003             $     470,000      $   1,763,406     $   2,233,406

New 3rd party advances                       201,500            328,394           529,894
Repayments                                  (192,500)          (145,000)         (337,500)
                                       -------------      -------------     -------------

Balance at December 31, 2003           $     479,000      $   1,946,800     $   2,425,800
                                       =============      =============     =============


         The Company does not have any material capital expenditure commitments as of December 31, 2003.

         Factors That May Affect Future Results

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

         In their report dated January 9, 2004 for the year ended September 30, 2003, our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans where possible. The going concern uncertainty in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.


The Company's cash flow is dependant on a lengthy collection cycle and factors beyond its control that may require the company to obtain interim financing

         The Company must wait for a long period of time to collect money from judgment recoveries after it advances money. Based on the Company's experience, claims take an average of 15 months to resolve. The Company has been making efforts to reduce that time and believes that it has been successful in such efforts. However, once the Company advances the money, the collection cycle is out of the Company's control. Accordingly, the Company must use other funds to pay for its overhead expenses. Should recoveries take longer than the Company planned, the Company may have to seek interim financing to meet its expenses. There can be no assurance that, in such an event, the Company could find such financing or that, if it could, the financing would be available on satisfactory terms.

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

Courts may deem the Company's advances to be loans resulting in limitations on how the Company does business

         The Company does not loan money to plaintiffs. The recovery agreement between the Company and the individual or law firm receiving the advance clearly states that the advance is not a loan, and that it is not to be repaid if the lawsuit is lost. Accordingly, the Company believes that it is not subject to various laws and regulations that constrain lending activities. However, there can be no assurance that a court in any jurisdiction in which the Company pursues its business would not examine the Company's activities and come to the conclusion that the Company was in fact lending money to plaintiffs. One result of such a conclusion by a court would be that the rate of return on the Company's advances may exceed the rates of return permitted by law. Such a conclusion would make the Company's agreements with plaintiffs voidable, subject the Company to fines or other sanctions or otherwise negatively impact the Company's business, prospects or results of operations.

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

The Company's need for information about a case may have a negative impact on its outcome

         The Company's need for information about a case may result in an adverse outcome of the case. In general, communications between a client and the client's attorney are privileged. However, the Company requires information to assess the case. While in the course of obtaining the information the Company requires, the Company strives to keep such communications privileged and confidential, a court may determine that such communications with the Company are not privileged. If the privileged information given to the Company may be discovered by the defendant such information may be used against the client. Either situation, the inability to obtain privileged information the Company needs to assess the case, or making privileged information discoverable to the defendants, increases the likelihood of outcomes which would be adverse to the Company's business, prospects and results of operations..

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

         As of December 31, 2003 the Company had issued and outstanding 15,561,108 shares of common stock, outstanding options to purchase 3,515,000 additional shares of common stock, and warrants to purchase 5,475,000 additional shares of common stock. The existence of such options and warrants may adversely affect the market price of the Company's common stock and the terms under which the Company obtains additional equity capital.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is a nominal defendant in a shareholders' derivative action filed in the Superior Court of the State of California for the County of San Diego. The plaintiffs, as shareholders of Asia Web before the merger, have sued the individual defendants, former officers including Michael Schaffer, alleging that they converted to personal use certain corporate assets and are seeking to have the individual defendants return the assets to the Company. The Company is a "nominal" defendant and no relief is being sought against the Company in this action. As a result of the lawsuit, a dispute arose between the Company and a former officer, Michael Schaffer, with respect to Mr. Schaffer's claim for indemnification for legal fees incurred in defending himself in the lawsuit. The Company entered into a settlement agreement with Mr. Schaffer on June 25, 2003 whereby the Company agreed to: (i) grant 18 month options to Mr. Schaffer to purchase 250,000 shares of common stock at an exercise price of $0.30 only if the market price for the Company's common stock exceeds $0.65 for two consecutive trading days, and (ii) pay $70,000 in monthly payments of $10,000 commencing October 2003. The expense related to this settlement was recorded by the Company in June 2003. The Company has since asserted a breach of this agreement by Mr. Schaffer and accordingly has ceased making the payments pursuant to this agreement as of November 2003.


Item 5.     Other Information.

         On February 26, 2004, the Registrant issued a press release, a copy of which is attached hereto as Exhibit 99.1, announcing a reorganization of the Board of Directors and Senior Management.

Item 6.     Exhibits and Reports on Form 8-K

         None

(a)      Exhibits

         31.1     CEO   Certification   Pursuant   To   Section   302   Of   The
                  Sarbanes-Oxley Act Of 2002.

         31.2     CFO   Certification   Pursuant   To   Section   302   Of   The
                  Sarbanes-Oxley Act Of 2002.

         32.1     CEO   Certification   Pursuant   To   Section   906   Of   The
                  Sarbanes-Oxley Act Of 2002.

         32.2     CFO   Certification   Pursuant   To   Section   906   Of   The
                  Sarbanes-Oxley Act Of 2002.

         99.1     Press Release

(b) Reports on Form 8-K

         None.
                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2004                          CASE FINANCIAL, INC.

                                             By: /s/ Harvey Bibicoff
                                                 -------------------------------
                                                 Harvey Bibicoff
                                                 Chief Executive Officer and
                                                 Interim Chief Financial Officer