Form 10QSB
period 2004-03-31
CASE FINANCIAL INC
filed 2004-05-14
CIK 1096841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

   AS OF MAY 1, 2004 THERE WERE 16,561,108 SHARES OF COMMON STOCK OUTSTANDING.

                                TABLE OF CONTENTS

                                                                         Page

                         PART I - FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS                                              3

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        13

Item 3.   CONTROLS AND PROCEDURES                                          26


                          PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS                                                26

Item 2.   CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
          PURCHASES OF EQUITY SECURITIES                                   27

Item 6.   EXHIBITS, REPORTS ON FORM 8-K                                    27

SIGNATURES                                                                 27

ITEM 1.  FINANCIAL STATEMENTS

                             CASE FINANCIAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,
                                                                       September 30,      2004
                                                                           2003        (Unaudited)
                                                                       ------------    ------------
ASSETS

  Cash                                                                 $    192,651    $    395,605

  Investments in contracts - net of allowance for contract losses of
  $258,289 at September 30, 2003 and $197,125 at March 31, 2004           2,265,112       2,267,907

  Loans receivable                                                          788,000         858,000

  Prepayments and other assets                                              317,571         263,325
  Receivables related parties, and other assets, net of impairment allowance of $131,431 at September 30, 2003 and $122,520 at
  March 31, 2004                                                            126,393          95,300

  Equipment, at cost, net of accumulated depreciation of $137,868
   at September 30, 2003 and $161,844 as March 31, 2004                      58,914          34,938

  Notes receivable from affiliate,net of impairment allowance of
  $810,000 at September 30,2003 and March 31, 2004                           23,209          23,068
                                                                       ------------    ------------

  TOTAL ASSETS                                                         $  3,771,850    $  3,938,143
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

  Accounts payable and accrued expenses                                $    474,434    $    534,660
  Loans payable - related parties                                         1,293,438       5,794,103
  Loans payable                                                           3,966,080         260,000
                                                                       ------------    ------------
  TOTAL LIABILITIES                                                       5,733,952       6,588,763

STOCKHOLDERS' EQUITY (DEFICIENCY)

  Common stock, par value $0.001 per share,
   100,000,000 shares authorized, 15,561,108 shares issued and outstanding at September 30, 2003 and 16,561,108 issued (and to
   be issued) outstanding at March 31, 2004                                  15,561          16,561
  Paid-in-capital                                                         7,888,057       8,011,709
  Accumulated deficit                                                    (9,865,720)    (10,678,890)
                                                                       ------------    ------------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                (1,962,102)     (2,650,620)
                                                                       ------------    ------------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIENCY)                                  $  3,771,850    $  3,938,143
                                                                       ============    ============

          See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                     CONSOLIDTATED STATEMENTS OF OPERATIONS
           For the three and six months ended March 31, 2003 and 2004
                                   (Unaudited)

                                                                  Three Months     Three Months       Six Months       Six Months
                                                                 ended March 31,  ended March 31,   ended March 31,  ended March 31,
                                                                      2003             2004              2003             2004
                                                                  ------------     ------------      ------------     ------------
REVENUE
  Contract fees                                                   $    117,415     $    154,008      $    234,403    $    307,834
  Service fees, related parties                                         22,809           11,679            45,225          23,524
                                                                  ------------     ------------      ------------    ------------
      TOTAL REVENUE                                                    140,224          165,687           279,628         331,358
                                                                  ------------     ------------      ------------    ------------
OPERATING EXPENSES
  Provision for losses on investments in contracts                      90,791           (9,383)          107,316         (18,174)
  Provision for impairment of notes and other receivables from
  affiliate                                                                 --               --                --          (8,911)
  General and administrative                                           493,188          399,970           977,109         760,172
  Sales and marketing                                                  136,652           57,277           280,424         141,339
                                                                  ------------     ------------      ------------    ------------
      TOTAL OPERATING EXPENSES                                         720,631          447,864         1,364,849         874,426
                                                                  ------------     ------------      ------------    ------------

  LOSS FROM OPERATIONS                                                (580,407)        (282,177)       (1,085,221)       (543,068)

OTHER INCOME (EXPENSE)
  Interest income                                                        4,653              169             7,229             171
  Interest expense                                                    (103,931)        (161,429)         (157,229)       (272,586)
  Miscellaneous Income                                                                    1,314                             2,314
                                                                  ------------     ------------      ------------    ------------
    TOTAL OTHER INCOME (EXPENSE)                                       (99,278)        (159,946)         (150,000)       (270,101)
                                                                  ------------     ------------      ------------    ------------
  NET LOSS                                                        $   (679,685)    $   (442,123)     $ (1,235,221)   $   (813,169)
                                                                  ============     ============      ============    ============

                 Net loss per common share - basic and diluted    $      (0.04)    $      (0.03)     $      (0.08)   $      (0.05)
                                                                  ============     ============      ============    ============
  Weighted average number of common shares - basic and diluted      15,561,108       15,730,507        15,561,108      15,730,507
                                                                  ============     ============      ============    ============

          See accompanying notes to consolidated financial statements.

                             CASE FINANCIAL, INC. AND SUBSIDIARIES
                             CONSOLIDTATED STATEMENTS OF CASH FLOWS
                   For the three and six months ended March 31, 2003 and 2004
                                          (Unaudited)
                                                                     Six Months ended   Six Months ended
                                                                      March 31, 2003     March 31, 2004
                                                                      --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $   (1,235,221)    $     (813,169)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                              23,127             23,976
    Amortization of debt expense                                                  --             80,829
    Provision for losses on investments in contracts                         107,316            (18,174)
    Impairment of notes receivable of affiliate                                   --             (8,911)
    Common stock and options for compensation                                 59,767             82,986
    Warrants issued with debt                                                  8,882                 --
    Common Stock issued with debt                                                 --             41,666
    Changes in operating assets and liabilities                                   --                 --
      (Increase) decrease in prepayments and other assets                   (133,498)            13,421
      Increase (decrease) in accounts payable and other liabilities          (79,564)            60,226
                                                                      --------------     --------------
        Net cash used in operating activities                             (1,249,191)          (537,150)
                                                                      --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of short-term investments                                    (1,025,000)                --
    Redemptions of short-term investments                                    447,582                 --
    Investment in contracts -- advances                                   (1,225,708)          (426,916)
    Investment in contracts -- collections                                 1,061,215            442,293
    Increase in loans receivable - advances                                       --           (554,500)
    Decrease in loans receivable - collections                                    --            484,500
    Principal repayments on notes receivable from affiliate                    1,272                142
    Purchase of equipment                                                    (16,322)                --
                                                                      --------------     --------------
       Net cash used in investing activities                                (756,961)           (54,481)
                                                                      --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                               2,145,000            476,360
    Repayments of borrowings                                                 (83,520)          (285,837)
    Proceeds from related party borrowings                                   563,500          1,061,673
    Repayments of related party borrowings                                  (624,000)          (457,611)
                                                                      --------------     --------------
       Net cash provided by financing activities                           2,000,980            794,585
                                                                      --------------     --------------

NET (DECREASE) INCREASE IN CASH                                               (5,172)           202,954

CASH - BEGINNING OF PERIOD                                                   159,209            192,651
                                                                      --------------     --------------

CASH - END OF PERIOD                                                  $      154,037     $      395,605
                                                                      ==============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the nine month period for:
    Interest                                                          $      157,229     $      119,366
    Income taxes                                                      $        7,380     $        4,662

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES:
    Warrants issued with debt in December 2002 and January 2003       $      103,098
    Common Stock issued with debt March 2004                                             $       41,666


As of February 23, 2004, the Company appointed a new Chairman of the Board of Directors who is also an officer, director and/or has a controlling interest in several of the entities that had loans outstanding with the Company. As a result, the Company has reclassified $3,896,603 from Loans Payable to Loans Payable-Related Parties and advances and repayments under these loans have been reflected as related party transactions for the three and six month periods ended March 31, 2004.

          See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2004

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of activities:

          Case Financial, Inc. was incorporated in 1998 and completed a reverse merger with Asia Web Holdings, Inc. ("Asia Web"), a publicly traded company incorporated in the State of Delaware, on May 24, 2002. As part of the transaction, Asia Web changed its name to Case Financial, Inc. and continued the business of the Company. Case Financial Inc. and its subsidiaries, Case Financial, LLC, and Case Capital Corporation, (collectively, "Case" or the "Company") provide pre-settlement litigation funding services to attorneys (and, previously, plaintiffs) involved in personal injury and other contingency litigation, conducted primarily within the California courts.

          The Company's funding services include investments in contracts which are "non-recourse" advances, meaning that the investment principal, success fees and interest are repaid only when the case is settled or favorably adjudicated in court. These investments are collateralized solely by the potential proceeds of underlying litigation. The Company performs an internal underwriting as to the merits of each case proposed to be financed, the likelihood of its success, and its estimated settlement value. The Company's investment decisions and the pricing of its fees are based on this risk analysis and its estimate of settlement timing.

          In April 2003, Case Capital Corporation became a licensed California finance lender and in August 2003 began making interest-bearing short-term collateralized term loans (Recourse Bridge Loan Program). The Company charges loan fees in connection with these term loans. In addition, interest is charged on these loans if the loans are not repaid by a specified date, which is generally before the maturity date. The term loans are typically collateralized by the proceeds of the case, assets of the borrowers, typically law firms and attorneys, as well as personal guarantees from the attorneys. The Company performs an internal underwriting as to the adequacy of the collateral.

          During 2003, Case Capital Corporation began entering into credit agreements with attorneys (L.E.G.s(TM) Program). The Company performs an internal underwriting analysis of each attorney and determines the maximum amount of investments in contracts each attorney may enter into with the Company.

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

          Revenue recognition:

          Contract fee income from investments in contracts is recognized once collection is assured, usually upon receipt of cash after a case is settled or favorably adjudicated. Selling commissions are expensed as

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2004

          incurred. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed, abandoned, or settled for an amount less than the Company's investment.

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

          The Company has established an allowance for investments in contracts that may become uncollectible. The allowance for contract investment losses is maintained at a level which, in management's judgment, is adequate to absorb losses in the contract investment portfolio. The amount of the allowance is based on trends on historical loss experience.

          Loan fees and interest, net of direct costs, charged on loans receivable with terms in excess of ninety (90) days are deferred and amortized over the life of the related loan using the effective interest method. Loan fees on short term loans are generally recognized over the term of the loan. Interest on these loans is accrued as earned.

          The Company earns service fees from a contract entered into with its predecessors (Prior CFI) at the time of the merger. Prior CFI encompasses two entities including the prior Case Financial, Inc. and its affiliate, Case Financial Funding, Inc. The Company manages Prior CFI's portfolios of investments for a fee equal to 15% of gross amounts collected on its behalf.

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

          Loss per common share:

          Basic and diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for each of the periods presented. The weighted average number of common shares outstanding for computing the basic and diluted loss per common share was 15,730,507 for the three and six months ended March 31, 2004. For the three and six months ended March 31, 2003, the weighted average number of common shares outstanding for computing the

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2004

          basic and diluted loss per common share was 15,561,108. The weighted average number of common shares outstanding does not include 8,807,500 and 7,375,000 options and warrants outstanding at March 31, 2004 and March 31, 2003, respectively, because they are antidilutive.

          Customer Concentrations

          As of March 31, 2004 and March 31, 2003, one law firm customer represented approximately 22% of the portfolio of investments in contracts and loans receivable, net of third party participations. For the six months ended March 31, 2004, two other law firms represented approximately 39% and 14%, respectively, of the total revenue for the period. For the six months ended March 31, 2003, two law firms represented approximately 24% and 20%, respectively, of the total revenue for the period.

NOTE 2:   INVESTMENTS IN CONTRACTS

          Amounts advanced relating to the Company's investments in contracts range from 3.5% to 15% of the estimated settlement value.

          At September 30, 2003 and March 31, 2004, investments in contracts, net of allowance for contract losses, were $2,265,112 and $2,267,907, respectively. Management reviews each case prior to making an advance.

          The Company records fee income once collection is assured, usually upon receipt of cash after the case is settled or adjudicated. Based on historical data, at March 31, 2004, the Company estimates that unrecorded fee income on all outstanding investments in contracts approximates $1.1 million. However, no assurance can be given that these amounts will eventually be realized. This estimate is based on historical performance and includes a provision for settlements at amounts less than contracted fees.

          A summary of the activity in investments in contracts (excluding the allowance for contract losses) for the three and six months ended March 31, 2004 is as follows:

                                       Three          Six Months
                                    Months Ended        Ended
                                   March 31, 2004   March 31, 2004
                                    -------------   --------------
                Beginning balance     $2,664,547       $2,523,401
                Advances                  95,260          426,916
                Collections             (254,515)        (442,293)
                Write-Offs               (40,260)         (42,992)
                                    -------------   --------------
                Ending Balance        $2,465,032       $2,465,032
                                    =============   ==============

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2004

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

          A summary of the activity in loans receivable for the three and six months ended March 31, 2004 is as follows:

                                       Three          Six Months
                                    Months Ended        Ended
                                   March 31, 2004   March 31, 2004
                                    -------------   --------------
                Beginning balance      $832,500          $788,000
                New Loans               185,000           554,500
                Collections            (159,500)         (484,500)
                                   -------------   ---------------
                Ending Balance         $858,000          $858,000
                                   =============   ===============

          Included in loans receivable as of March 31, 2004 is $728,000 in loans to a single law firm for a group of similar cases, $658,000 of which have been funded through third party investments. These funds were advanced over a seven month period while the cases were in the process of settling. The Company has received notification that the settlements are now substantially complete on these cases and anticipates that this loan should be repaid within the current fiscal year.

NOTE 4:   DEBT

          On February 23, 2004, the Company appointed a new Chairman of the Board Directors who is also an officer, director and/or has a controlling interest in several of the entities that had loans outstanding with the Company. As a result, as of March 31, 2004 the Company has reclassified $3,896,603 from Loans Payable to Loans Payable-Related Parties, for an aggregate amount of $5,794,103. As of March 31, 2004, related party debt consists of the following:

            a. In December 2002, the Company entered into a $2,000,000 note payable agreement. The note is uncollateralized, has a four year term with principal due at the end of the term, bears interest at 12 percent per annum payable monthly, and originally included warrants to purchase 2,000,000 shares of the common stock of the Company at $0.50 per share and warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 per share that expire in four years. The Company is obligated to register the common shares underlying these warrants for resale however such registration has not yet been completed. As a further condition of the transaction, the lender required that it be permitted to appoint an individual to the Board of Directors of the Company which condition was complied with in April 2003. On March 30, 2004, in conjunction with changes the Company implemented with respect to its senior management and its Board of Directors, the lender of the $2,000,000, now a related party, agreed to a deferral on interest payments and a suspension of any

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2004

                  collection actions for defaults previously asserted under this note, including the failure to register the common shares underlying these warrants for resale, for a period of six months, commencing with the interest payment that had been due for February 2004. In consideration of this deferral, the Company agreed to reduce the exercise price on the warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. All other terms of the warrants remain unchanged. The increase in the fair value of the foregoing warrants as a result of the reduction in the exercise price shall be recorded as additional interest expense commencing April 2004.

            b. In March 2004, the Company entered into a $500,000 secured loan agreement with the same lender as described in the foregoing paragraph. This loan is due and payable in a lump sum, inclusive of interest at the rate of 12% per annum, on or before the sooner of the date the Company completes additional equity financings aggregating in excess of $3.0 million or September 8, 2004. The loan is secured by a lien on all assets of the Company. As additional consideration for this loan, the Company is to issue 1,000,000 shares of its common stock to the lender. The fair value of the common stock so issued is being charged to interest expense pro rata over the term of the loan.

            c. Effective January 1, 2003, an accredited investor which is now a related party converted an investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note issued by the Company. The principal amount of the promissory note was $150,000. As part of the conversion, the Company cancelled four year warrants to purchase 75,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase:
                  (i) 150,000 shares of common stock at an exercise price of $0.50 and (ii) 75,000 shares of common stock at an exercise price of $0.80. The Company also agreed to register the common stock underlying the warrants for resale. On March 30, 2004, in conjunction with changes the Company implemented with respect to its senior management and its Board of Directors, the lender agreed to a deferral on interest payments under this note and a suspension of any collection actions for prior defaults under this note, commencing with the payment that had been due for January 2004 for a period of six months. In consideration of this deferral, the Company agreed to reduce the exercise price on warrants to purchase 75,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. All other terms of the warrants remain unchanged. The increase in the fair value of the foregoing warrants as a result of the reduction in the exercise price shall be recorded as additional interest expense commencing April 2004.

            d. In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes to two stockholders bearing interest at 8%, $600,000 of which is due in May 2004 and $100,000 in May 2005. On March 30, 2004, the holder of the $600,000 unsecured 8% promissory note due May 2004 agreed to a six month deferral on interest payments commencing with the interest payment that had been due for March 2004 and a deferral of the principal payment to September 30, 2004. In addition, the holder agreed to a suspension of any collection actions for any prior defaults under this note.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2004

            e. As of March 31, 2004, the Company had outstanding $260,000 in unsecured promissory demand notes to stockholders which bear interest at twelve percent. In addition, holders of $140,000 of the $260,000 of these demand notes also agreed to a deferral on interest payments and the principal payment commencing with the interest payment due March 2004 for a period of six months. In addition, these holders agreed to a suspension of any collection actions for defaults previously asserted under this note.

            f. As of March 31, 2004, the Company's obligation to related third party investors who provided funding for investments in contracts and loans receivable was $2,184,103 of which $643,000 was for the Company's Recourse Bridge Loan Program. Included in the foregoing are obligations at March 31, 2004 totaling $1,746,603 which were reclassified from unrelated Loans Payable to Loans Payable-Related Parties. During the six months ended March 31, 2004, the Company received new loans from related third party investors of $324,894 and the Company made principal repayments to related third party investors for closed cases of $314,197. Contract fees are presented net of amounts paid to third party participants. Third party investment participations are collateralized by specifically identified investments in contracts and are repayable only upon successful resolution and collection of the underlying case, along with 50%-75% of the fees received.

          During the six months ended March 31, 2004, the Company increased its net obligation to unrelated third party investors who provided funding for investments in contracts and loans receivable by $150,000 to $210,000, after taking into account the reclassification of $1,746,603 in obligations from unrelated Loans Payable to Loans Payable-Related Parties. Of the $210,000 outstanding as of March 31, 2004, $145,000 was for the Company's Recourse Bridge Loan Program. Other than loans made under the Recourse Bridge Loan Program which are recourse loans, these third party investments are collateralized by specifically identified investments in contracts and are repayable to the investor only upon successful resolution and collection on the underlying case along with 50%-75% of the fees received.

NOTE 5:   CONTINGENCIES

          The Company is a nominal defendant in a shareholders' derivative action filed in the Superior Court of the State of California for the County of San Diego. The plaintiffs, as shareholders of Asia Web before the merger, have sued the individual defendants, former officers including Michael Schaffer, alleging that they converted to personal use certain corporate assets and are seeking to have the individual defendants return the assets to the Company. The Company is a "nominal" defendant and no relief is being sought against the Company in this action. As a result of the lawsuit, a dispute arose between the Company and a former officer, Michael Schaffer, with respect to Mr. Schaffer's claim for indemnification for legal fees incurred in defending himself in the lawsuit. The Company entered into a settlement agreement with Mr. Schaffer on June 25, 2003 whereby the Company agreed to: (i) grant 18 month options to Mr. Schaffer to purchase 250,000 shares of common stock at an exercise price of $0.30 only if the market price for the Company's common stock exceeds $0.65 for two consecutive trading days, and (ii) pay $70,000 in monthly payments of $10,000 commencing October 2003. The expense related to this settlement was recorded by the Company in June 2003. The Company asserted a breach to this settlement agreement and ceased making payments there under in November 2003. The Company renegotiated this agreement in April 2004 which modified the payment terms such that the

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2004

          remaining balance due of $60,000 shall be deferred until the Company is successful in obtaining an additional $5.0 million dollars in equity financing, at which time the balance shall be paid in six monthly installments of $10,000 each. In addition, the exercise price for the options to purchase 250,000 shares of common stock was increased from $0.30 to $0.50 and is exercisable only if the market price for the Company's common stock exceeds $0.85 per share and must be exercised if the market price for the Company's common stock exceeds $1.10 per share.

NOTE 6:   GOING CONCERN

          The accompanying financial statements contemplate continuation of the Company as a going concern. The Company incurred net losses of $3,127,190 and $813,169 during the year and six months ended September 30, 2003 and March 31, 2004, respectively. There was an accumulated deficit of $10,678,890 as of March 31, 2004, total liabilities exceeded total assets by $2,650,620 as of March 31, 2004, and the Company has been experiencing cash flow problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In their report dated January 9, 2004 on the financial statements for the fiscal year ended September 30, 2003, the Company's independent auditors expressed substantial doubt about the Company's ability to continue as a going concern.

          Management has acted to reduce overhead and increase revenues. The Company has reduced its overhead in operations, sales and marketing to reflect the current funding ability of the Company. The overhead reduction was achieved by reducing personnel, and completing the development of the L.E.G.'s and Recourse Bridge Loan programs. Completing these developments has reduced the Company's consulting expenses for accountants and attorneys. Management has also shifted available funding to the Recourse Bridge Loan Program in order to reduce the length of the funding cycle and realize profits faster. The Company has had increasing success in attracting third party investments to its Recourse Bridge Loan Program and believes that it can attract additional funds to this program. On February 26, 2004, the Company announced that it had made changes to its Board of Directors and senior management intended to better position the Company for growth and future financings. These changes included appointment of a new Chairman of the Board, who is also associated with the Company's principal lender, and three other new appointments to the Board of Directors. The Company also appointed a new CEO who has served as a Director for three years as well as providing loans to the Company. Since these changes were effected, the Company has: 1) secured an additional $500,000 in financing from one of its existing lenders; 2) obtained six month deferrals on interest payments and waivers of default from five of its related party lenders aggregating $2,890,000 in loans to the Company and a total interest payment deferral of $149,000; 3) renegotiated a settlement agreement that was in default and; 4) commenced fund raising activities including formation and funding of a limited liability company that will provide $1.0 million in Recourse Bridge Loan Program funds to be offered through the Company. Management is also continuing other general fund raising activities, which includes pursuing additional debt and equity investments and joint venture participations with institutional and accredited investors. Management believes that actions presently being taken or to be taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that any of the Company's actions will be successful.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and the related notes thereto appearing elsewhere herein.

FORWARD LOOKING STATEMENTS

      The following "Management's Discussion and Analysis of Financial Condition and Plan of Operation" includes "forward looking statements." All statements other than statements of historical fact made in this Form 10QSB are forward-looking. In particular, any statements made in this Form 10QSB regarding industry prospects or our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. The forward-looking statements contained herein are subject to a variety of risks and uncertainties, including those discussed later under the heading "Factors That May Affect Future Results" and elsewhere in this Quarterly Report on Form 10Q-SB that could cause actual results to differ materially from those anticipated by us. Our actual results may differ significantly from our expectations.

OVERVIEW

      Case Financial, Inc. was incorporated in the State of California in 1998 and took over the net assets, primarily cash, of Asia Web Holdings, Inc. ("Asia Web") by way of a reverse merger completed on May 24, 2002.

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

      We classify our non-collateralized advances and guaranties on our balance sheet as "investments in contracts" to reflect their nature as risk-based investments where the return of principal and fees are subject to the uncertainty of future events in the prosecution of the litigation. The investments in contracts are reflected on our financial statements at the principal amount of the advance less a reserve for future contract losses. We recognize income, if any, once collection is assured, usually upon receipt of funds after settlement or favorable adjudication of the case. Collateralized loans are classified on the balance sheet as "loans receivable". Loan fees and interest, net of direct costs, charged on loans receivable with terms in excess of ninety (90) days are deferred and amortized over the life of the related loan using the effective interest method. Loan fees on short term loans are generally recognized over the term of the loan. Interest on these loans is accrued as earned.

      Our funding decisions are made on the basis of a formal underwriting and risk analysis we perform internally as to the merits of each case proposed to be financed, the likelihood of its success, and its estimated settlement value; and not on the credit worthiness of the plaintiff or plaintiff's lawyer. Our decision to invest, as well as the price we charge, is determined by this risk analysis. Our success fees are a function of i) the risk price, ii) the amount of funding provided, and iii) in the case of advances or loans, the period of time the advance or loan remains outstanding. Our investments and fees are collateralized by the proceeds of the respective legal settlement evidenced by a security interest on the case filed with the attorney of record on the claim, entitling us to a priority interest on any monies received by the plaintiff or plaintiff's counsel.

      Historically, approximately 71% of our fundings were to attorneys, while the remaining portion was made directly to plaintiffs. In October 2002, we formed a 100% owned subsidiary, Case Capital Corporation, which became a licensed California finance lender in April 2003. Currently, we focus on providing fundings only to plaintiffs' counsel, and only in the form of either investments in contracts, loans or payment assumption guarantees of the fees for experts, legal services providers and other litigation costs. We refer to these contract investments, loans and guarantees as our Litigation Expense Guaranty (L.E.G.s(TM)) program. We continue to employ our historical underwriting and internal risk analysis in determining the individual case funding amounts and pricing under the L.E.G.s program, focusing on the individual merits, risk, estimated settlement value and timing of each case proposed to be financed. We formed Case Capital Corporation, registered it as a licensed California finance lender, and created the L.E.G.s program in order to reduce some of the risk inherent in our business, better leverage our capital, and add value for our shareholders. While a portion of our revenues in the near future will continue to be derived from resolutions of traditional cash advances, our marketing focus is on the L.E.G.s loan and guaranty program which now comprises 72% of our investments in contracts porfolio.

      In August 2003, Case Capital Corporation began offering a new loan program for short term bridge loans for attorneys (Recourse Bridge Loan Program). The loans are secured by settled cases and are expected to be repaid in less then 60 days on average. We classify advances under our Recourse Bridge Loan Program on our balance sheet as "loans receivable" to reflect the lower risk nature of the loans compared to our non-recourse loans.

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

      Since the inception of Prior CFI in December 1998 through March 31, 2004, we have funded over 1,980 advances and loans representing an aggregate of $10.9 million in principal amount of investments in contracts. As of March 31, 2004, approximately 84% of those cases have been resolved, resulting in the return of $9.05 million cash (representing 83% of total principal advanced) and an annualized return on investment of 73%, including principal losses of 15% on those resolved cases. Past results are no guarantee of future results. Nevertheless, these metrics provide useful aggregate information about the size and past performance of our investments in contracts portfolio and may be useful as a benchmark for future performance. While the historical settlement cycle has averaged 15 months, the settlement cycle for advances made since March 2002 is now less than 12 months on average. As we have gained more experience in the marketplace, our management has focused on improving our risk analysis, investment timing and pricing models. Over time, our risk policies have evolved to include a set of financial metrics and portfolio management techniques to help shorten the average investment period, maximize collection values and minimize the risk of loss.

Revenue Generation, Recognition, and Reserve for Contract Losses

      The majority of our advances, loans and guaranties are risk-based investments in contracts subject to the uncertainty of future events in the prosecution of the underlying litigation. We charge success fees which are recognized only at the conclusion of the case, and only if such litigation is successful. We base the prices we charge on our underwriting and analysis of the risk, and additionally, in the case of advances and loans, on the time value of money. In unsuccessful cases, we realize a loss of the investment principal. We establish an allowance for investments in contracts that may become uncollectible. It is maintained at a level, which in our judgment is sufficient to cover future losses. The amount of the allowance is based on trends in historical loss experience, and exceeds the amount experienced on resolved cases.

      Contract Fees - There are two categories of Contract Fees: i) fees generated from the resolution of successful cases and through the Recourse Bridge Loan Program funded entirely by us, and ii) fees generated from the resolution of successful cases and through the Recourse Bridge Loan Program arranged and serviced by us, but funded by third parties, referred to herein as "Third Party Investments."

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

      Service Fees - Service Fees consist of revenues we generate in connection with our management of the investments in contracts portfolio of Prior CFI (which encompasses two entities including the prior Case Financial Inc. and its affiliate, Case Financial Funding Inc.) under a Service Agreement entered into in May 2002 as part of the reverse merger. Prior CFI has retained the underlying investments in these portfolios so our fees are for servicing the investment portfolios during their liquidation. The service fees we earn are equal to 15% of the gross amount collected (principal plus contract fee income) on behalf of Prior CFI.

Critical Accounting Policies

      Revenue recognition:

      Contract fee income from investments in contracts is recognized once collection is assured, usually upon receipt of cash after a case is settled or favorably adjudicated. Selling commissions are incurred and expensed when the contract investments are funded. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed or settled for an amount less than our investment.

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

      In April 2003, Case Capital Corporation became a licensed California finance lender and in August 2003 began making interest-bearing short-term collateralized term loans (Recourse Bridge Loan Program). The Company charges loan fees in connection with these term loans. In addition, interest is charged on these loans if the loans are not repaid by a specified date, which is generally before the maturity date. The term loans are typically collateralized by the proceeds of the case, assets of the borrowers, typically law firms and attorneys, as well as personal guarantees from the attorneys. The Company performs an internal underwriting analysis as to the adequacy of the collateral. Loan fees and interest, net of direct costs, charged on loans receivable with terms in excess of ninety (90) days are deferred and amortized over the life of the related loan using the effective interest method. Loan fees on short term loans are generally recognized over the term of the loan. Interest on these loans is accrued as earned.

      We have established an allowance for investments in contracts that may become uncollectible. The allowance for contract investment losses is maintained at a level, which in our judgment is adequate to absorb principal losses in the contract investment portfolios. The amount of the allowance is based on trends in historical loss experience, and exceeds the amount experienced on resolved cases.

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

      Long-lived assets:

      We review for the impairment of long-lived assets, including the notes receivable from Prior CFI, and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If impairment is indicated, the amount of the loss to be recorded is based on an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted estimated cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. When a note receivable becomes impaired, interest is no longer accrued and is recognized when received in cash.

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


      RESULTS OF OPERATIONS

Results of Operations for the three and six months ended March 31, 2004 compared with the three and six months ended March 31, 2003

      Revenues:

      Revenues consist primarily of fees earned on investments in contracts, which are recognized once collection is assured, usually upon receipt when the case is settled or favorably adjudicated. Consequently, contract fee revenue is a function of the size and maturity of the investment portfolio. In addition, subsequent to the reverse acquisition, the Company manages the investments in contract portfolios of affiliates and earns a 15% service fee based upon the gross amount collected on behalf of such affiliates when the underlying case is settled or favorably adjudicated, and the payment has been received.

      Total Revenue

      Total revenues consisting of contract fees and service fees aggregated $165,687 for the three months ended March 31, 2004 compared with $140,224 for the three months ended March 31, 2003, an increase of $25,463 or 18.2%. Total revenues aggregated $331,358 for the six months ended March 31, 2004 compared with total revenues of $279,628 for the six months ended March 31, 2003, an increase of $51,730 or 18.5%.

      Contract Fees

      Contract fee revenues were $154,008 for the three months ended March 31, 2004 compared with $117,415 for the three months ended March 31, 2003, an increase of $36,593 or 31.2%. For the six months ended March 31, 2004 and 2003, contract fee revenues were $307,834 and $234,403 respectively, an increase of $73,431 or 31.3%.

      The increase in contract fee revenues for the three and six months ended March 31, 2004 is attributable to the Company's realization of revenues from cases that were initiated after May 24, 2002 with capital provided by the reverse merger as opposed to the three and six months ended March 31, 2003, during which period the Company had limited time to realize revenue from new cases initiated subsequent to the reverse merger. At March 31, 2004, the Company estimates that unrecorded fee income on outstanding investments in contracts (i.e. open cases not yet resolved) approximated $1.1 million, which the Company expects will resolve within the next 12-15 months. This estimate is based on historical performance and includes a provision for losses and settlements at amounts less than contracted fees, however, no assurance can be given that these amounts will eventually be realized.

      Service Fees

      Service fee revenues were $11,679 for the three months ended March 31, 2004 compared with $22,809 for the three months ended March 31, 2003, a decrease of $11,130 or 48.8%. For the six months ended March 31, 2004 and 2003, service fee revenues were $23,524 and $45,225 respectively, a decrease of $21,701 or 48.0%.

      Service fees are based upon collections from the portfolios of Prior CFI under management by the Company and are anticipated to continue their decline as this portfolio matures.

      Operating Costs and Expenses:

      Operating   costs  and  expenses   consist  of  provision  for  losses  on
investments in contracts, general and administrative expenses, and sales and marketing expenses.

      Provision for Losses on Investments in Contracts

      Fee income is recognized once collection is assured, usually upon receipt when a case is settled or favorably adjudicated. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed or settled for an amount less than the Company's investment. The Company has established an allowance for investments in contracts for contracts where the Company is at risk and that may become uncollectible. The allowance for contract investment losses is maintained at a level, which in management's judgment, is adequate to absorb losses in the contract investment portfolio. The amount of the allowance is based on a loss rate which exceeds the amount actually experienced on resolved cases.

      The provision for losses on investments in contracts was a credit of $9,383 for the three months ended March 31, 2004 as opposed to an expense of $90,791 for the three months ended March 31, 2003. Accordingly, the provision for losses on investments in contracts decreased by $100,174 for the three months ended March 31, 2004 as compared with the three months ended March 31, 2003. For the six months ended March 31, 2004 and 2003, the provision for losses decreased by $125,490 from an expense of $107,316 for the six months ended March 31, 2003 to a credit of $18,174 for the six months ended March 31, 2004.

      The Company only records a provision for losses on investments in contracts funded by Company funds thereby excluding investments in contracts funded by third party investors. Although the balance of investments in contracts (without regard to the reserve for contract losses) increased $930,505 to $2,465,032 at March 31, 2004 from $1,534,527 at March 31, 2003, this growth occurred principally as a result of the growth of the L.E.G.s program which is largely funded through third parties. As a result, the Company's aggregate third party participation in investments in contracts increased $1,436,103 to $1,606,103 at March 31, 2004 from $170,000 at March 31, 2003. Because the third parties bear pro rata financial risk in the contracts in which they invest, the portion of investments in contracts for which the Company records a provision for losses on investments in contracts decreased $505,598 to $858,929 at March 31, 2004 from $1,364,527 at March 31, 2003.

      Provision for Impairment of Notes and Other Receivables

      The provision for impairment of notes and other receivables was a credit of $8,911 for the six months ended March 31, 2004. This occurred as a result of the Company's reversal of a receivable from Prior CFI previously written off and subsequently collected.

      General and Administrative

      General and administrative costs and expenses were $399,970 for the three months ended March 31, 2004 as compared with $493,188 for the three months ended March 31, 2003. Accordingly, general and administrative expenses decreased by $93,218 or 18.9% for the three months ended March 31, 2004 as compared with the three months ended March 31, 2003. For the six months ended March 31, 2004 and 2003, general and administrative costs were $760,172 and $977,109, respectively, a decrease of $216,937 or 22.2%.

      The decrease in general and administrative costs and expenses for the six months ended March 31, 2004 as compared with the six months ended March 31, 2003 is primarily attributable to significant reductions in legal costs of $150,000 as a result of the Company's completing development of the Company's core loan programs. Further, the Company has taken significant steps to decrease administrative overhead costs through personnel and management cost reductions. In addition, in conjunction with the Company's new L.E.G.s program, a ten percent fee is collected from certain clients at the inception of a new client enrollment which is recorded by the Company as an offset to general and administrative underwriting costs. These offsets totaled $26,100 for the six months ended March 31, 2004.

      Sales and Marketing

      Sales and marketing expenses were $57,277 for the three months ended March 31, 2004 as compared with $136,652 for the three months March 31, 2003. Accordingly, sales and marketing expenses decreased $79,375 or 58.1% for the three months ended March 31, 2004 as compared with the three months ended March 31, 2003. For the six months ended March 31, 2004 and 2003, sales and marketing expenses were $141,339 and $280,424, respectively, a decrease of $139,085 or 49.6%. The decrease is primarily from a reduction in sales personnel, advertising and promotional costs as the Company continues its efforts to reduce operating losses and cash expenditures.

      Other Income (Expense):

      Interest Expense

      Interest expense was $161,429 for the three months ended March 31, 2004, as compared with $103,931 during the three months ended March 31, 2003. Accordingly, interest expense increased $57,498 for the three months ended March 31, 2004 as compared with the three months ended March 31, 2003. For the six months ended March 31, 2004 and 2003, interest expense was $272,586 and $157,229, respectively, an increase of $115,357.

      The increase in interest expense for the three and six months ended March 31, 2004 compared with the three and six months ended March 31, 2003 results primarily from the interest expense attributable to the $2,000,000 12% note payable agreement entered into by the Company in December 2002, the additional borrowings from related parties used for the expansion of the Company's Recourse Bridge Loan Program, as well as the non-cash interest expense attributable to the 1,000,000 shares of the Company's common stock to be issued in conjunction with the $500,000 secured term loan from a related party in March 2004.

      Contingencies

      The Company is a nominal defendant in a shareholders' derivative action filed in the Superior Court of the State of California for the County of San Diego. The plaintiffs, as shareholders of Asia Web before the merger, have sued the individual defendants, former officers including Michael Schaffer, alleging that they converted to personal use certain corporate assets and are seeking to have the individual defendants return the assets to the Company. The Company is a "nominal" defendant and no relief is being sought against the Company in this action. As a result of the lawsuit, a dispute arose between the Company and a former officer, Michael Schaffer, with respect to Mr. Schaffer's claim for indemnification for legal fees incurred in defending himself in the lawsuit. The Company entered into a settlement agreement with Mr. Schaffer on June 25, 2003 whereby the Company agreed to: (i) grant 18 month options to Mr. Schaffer to purchase 250,000 shares of common stock at an exercise price of $0.30 only if the market price for the Company's common stock exceeds $0.65 for two consecutive trading days, and (ii) pay $70,000 in monthly payments of $10,000 commencing October 2003. The expense related to this settlement was recorded by the Company in June 2003. The Company asserted a breach to this settlement agreement and ceased making payments there under in November 2003.The Company renegotiated this agreement in April 2004 which modified the payment terms such that the remaining balance due of $60,000 shall be deferred until the Company is successful in obtaining an additional $5.0 million dollars in equity financing, at which time the balance shall be paid in six monthly installments of $10,000 each. In addition, the exercise price for the options to purchase 250,000 shares of common stock was increased from $0.30 to $0.50 and is exercisable only if the market price for the Company's common stock exceeds $0.85 per share and must be exercised if the market price for the Company's common stock exceeds $1.10 per share.

      Liquidity and Capital Resources:

      The Company's independent auditors have indicated in their report dated January 9, 2004 for the year ended September 30, 2003 that there is substantial doubt about the Company's ability to continue as a going concern. Management has acted to reduce overhead and increase revenues. During the six months ended March 31, 2004, the Company reduced its overhead in operations, sales and marketing to reflect the current funding ability of the Company. The overhead reduction was achieved by reducing personnel, and the completion of the development of the L.E.G.'s and Recourse Bridge Loan programs. The completion of this development has reduced the Company's consulting expenses for accountants and attorneys. Management has also shifted available funding to the Recourse Bridge Loan program in order to reduce the length of the funding cycle and realize profits faster. The Company has had increasing success in attracting third party investments to its Recourse Bridge Loan program. Management believes that it can continue to attract additional funds to the Recourse Bridge Loan program. Management is also continuing other general fund raising activities, which includes pursuing additional debt and equity investments and joint venture participations with institutional and accredited investors. Management believes that actions presently being taken or to be taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. However there can be no assurance that any of the Company's actions will be successful.

      During the six months ended March 31, 2004, an officer and two directors loaned $260,000 to the Company payable on demand including interest at 12% per annum.

      On February 26, 2004, the Company announced that it had made changes to its Board of Directors and senior management intended to better position the Company for growth and future financings. These changes included appointment of a new Chairman of the Board, who is also associated with the Company's principal lender, and three other new appointments to the Board Directors. The Company also appointed a new CEO who has served as a Director for three years as well as providing loans to the Company. Since these changes were effected, the Company has: 1) secured an additional $500,000 in financing from one of its existing lenders; 2) obtained six month deferrals on interest payments from five of its related party lenders aggregating $2,890,000 in loans to the Company and a total interest payment deferral of $149,000; 3) renegotiated a settlement agreement that was in default and; 4) commenced fund raising activities including assisting in the formation of a limited liability company that will provide $1.0 million in Recourse Bridge Loan Program funds to be offered through the Company.The Company's balance sheet at March 31, 2004 reflects cash of $395,605, an increase of $202,954 for the six months then ended. As of March 31, 2003 the Company's balance sheet reflected cash and investments of $731,455, an increase of $572,246 for the six months then ended. Net cash used in operating activities was $537,150 for the six months ended March 31, 2004 as compared to $1,249,191 for the six months ended March 31, 2003. The decrease in cash used in operating activities of $712,041 for the six months ended March 31, 2004 as compared to the same period for the prior year is primarily attributable to the Company's reduction in net loss of $463,718, reductions in prepayments and other assets of $146,919 and increases in accounts payable and other liabilities of $139,790.

      The Company made contract advances for the six months ended March 31, 2004 of $426,916, a decrease of $798,792 from advances of $1,225,708 made for the six months ended March 31, 2003. The Company's collections on resolved cases for the six months ended March 31, 2004 were $442,293, compared with $1,061,215 for the six months ended December 31, 2003, a decrease of $618,922. Advances declined as a result of the Company's limited cash resources during the current fiscal year as well as the Company's emphasis on its Recourse Bridge Loan Program. Collections have decreased primarily due to the fact that the Company's advances under the new L.E.G.s program which commenced in the quarter ended March 31, 2003 increased significantly in the quarters ending June 30, 2003 and September 2003 and for which the Company estimates a 12 month collection cycle. The Company anticipates increased collections under its current portfolio during the next 180 days.

      During the six months ended March 31, 2004, the Company advanced $554,500 under its Recourse Bridge Loan Program and received collections during this same period of $484,500 from this program. There was no comparable program during the six months ended March 31, 2003.

      During the six months ended March 31, 2004, the Company borrowed $293,139 from three related parties and $25,000 from an unrelated party in the form of demand notes after taking into account the reclassifications discussed. During the same period, the Company repaid $123,438 in short term loans from prior periods and $25,000 of the unrelated party borrowings from within the period and $35,173 of the related party borrowings from within the period.

      In March 2004, the Company borrowed $500,000 pursuant to a secured loan agreement with a related party. This loan is due and payable in a lump sum, inclusive of interest at the rate of 12% per annum, on or before the sooner of the date the Company completes additional equity financings aggregating in excess of $3.0 million or September 8, 2004. The loan is secured by a lien on all assets of the Company. As additional consideration for this loan, the Company is to issue 1,000,000 shares of its common stock to the lender. The fair value of the common stock so issued is being charged to interest expense pro rata over the term of the loan.

      During the six months ended March 31, 2004, the Company increased its obligations under 3rd party investments by $160,697 as follows:

                                                   Unrelated
                                Related Party        Parties          Total
                                -------------        -------          -----
Balance at October 1, 2003        $   470,000    $ 1,763,406    $ 2,233,406

New 3rd party advances                266,500        453,394        719,894
Repayments                           (299,000)      (260,197)      (559,197)
Reclassifications  as of  March
31, 2004                            1,746,603     (1,746,603)            --
                                  -----------    -----------    -----------

Balance at March 31, 2004         $ 2,184,103    $   210,000    $ 2,394,103
                                  ===========    ===========    ===========


      The Company does not have any material capital expenditure commitments as of March 31, 2004.

      FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING

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

THE COMPANY HAS LIMITED OPERATING HISTORY AND LACK OF PROFITABILITY

      The Company was formed in 1998 and, due to working capital limitations since its inception, has been limited in its ability to scale its investment portfolio. In addition, the Company has incurred operating losses in every quarter since inception. The Company is subject to the risks and uncertainties usually encountered by early-stage companies. These risks include risks that the Company cannot attract, train or integrate into the business organization qualified personnel, risks that fluctuations in operating results will be significant as the Company develops and tests business practices, and risks that the Company will fail to properly manage growth and expansion, if and when it occurs.

THE COMPANY'S INABILITY TO COLLECT UPON JUDGMENT, ON A TIMELY BASIS OR AT ALL, WILL HAVE A NEGATIVE IMPACT ON ITS BUSINESS

      The Company may not be able to collect upon the judgment recovery when and if it is paid to the plaintiff, or the Company may not be able to collect without bringing a legal action against the former plaintiff. Either event, the failure to collect or the necessity of legal action to collect, can have an adverse impact on the Company's business, prospects and results of operations.

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

THE COMPANY'S BUSINESS IS DEPENDENT ON KEY PERSONNEL

      The Company's future performance depends on the service of key personnel and the Company's ability to attract, train, and retain additional underwriting, technical, marketing, customer support, and management personnel. The loss of one or more key employees could negatively impact the Company. There can be no assurance that the Company will retain key employees, or attract and retain other needed personnel.

EXERCISE OF OPTIONS AND WARRANTS WILL DILUTE EXISTING STOCKHOLDERS AND COULD DECREASE THE MARKET PRICE OF THE COMPANY'S COMMON STOCK

      As of March 31, 2004 the Company had issued (and to be issued) and outstanding 16,561,108 shares of common stock, outstanding options to purchase 3,332,500 additional shares of common stock, and warrants to purchase 5,475,000 additional shares of common stock. The existence of such options and warrants may adversely affect the market price of the Company's common stock and the terms under which the Company obtains additional equity capital.

COMPANY COMMON STOCK IS LISTED ON THE OVER-THE-COUNTER (OTC) BULLETIN BOARD, WHICH MAY MAKE IT MORE DIFFICULT FOR STOCKHOLDERS TO SELL THEIR SHARES AND MAY CAUSE THE MARKET PRICE OF COMPANY COMMON STOCK TO DECREASE

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

THE COMPANY'S STOCK PRICE MAY BE VOLATILE AND AN INVESTMENT IN SUCH COMMON STOCK COULD SUFFER A DECLINE IN VALUE

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

THE COMPANY'S CHARTER DOCUMENTS AND DELAWARE LAW MAY HAVE THE EFFECT OF MAKING IT MORE EXPENSIVE OR MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE, OR TO ACQUIRE CONTROL, OF THE COMPANY

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

ITEM 3.     CONTROLS AND PROCEDURES

      The Company's management, including the principal executive officer and principal financial officer, conducted an evaluation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, the Company's principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective.

      There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            The Company is a nominal defendant in a shareholders' derivative action filed in the Superior Court of the State of California for the County of San Diego. The plaintiffs, as shareholders of Asia Web before the merger, have sued the individual defendants, former officers including Michael Schaffer, alleging that they converted to personal use certain corporate assets and are seeking to have the individual defendants return the assets to the Company. The Company is a "nominal" defendant and no relief is being sought against the Company in this action. As a result of the lawsuit, a dispute arose between the Company and a former officer, Michael Schaffer, with respect to Mr. Schaffer's claim for indemnification for legal fees incurred in defending himself in the lawsuit. The Company entered into a settlement agreement with Mr. Schaffer on June 25, 2003 whereby the Company agreed to: (i) grant 18 month options to Mr. Schaffer to purchase 250,000 shares of common stock at an exercise price of $0.30 only if the market price for the Company's common stock exceeds $0.65 for two consecutive trading days, and (ii) pay $70,000 in monthly payments of $10,000 commencing October 2003. The expense related to this settlement was recorded by the Company in June 2003. The Company renegotiated this agreement in April 2004 which modified the payment terms such that the remaining balance due of $60,000 shall be deferred until the Company is successful in obtaining an additional $5.0 million dollars in equity financing, at which time the balance shall be paid in six monthly installments of $10,000 each. In addition, the exercise price for the options to purchase 250,000 shares of common stock was increased from $0.30 to $0.50 and is exercisable only if the market price for the Company's common stock exceeds $0.85 per share and must be exercised if the market price for the Company's common stock exceeds $1.10 per share.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

      None

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

CASE FINANCIAL, INC.

By:   /s/
      ------------------------------
      Harvey Bibicoff
      Chief Executive Officer
      (Principal Executive Officer)

Date: May 14, 2004

By:   /s/
      ------------------------------
      Harvey Bibicoff
      Chief Financial Officer
      (Principal Accounting Officer)

Date: May 14, 2004