Form 10QSB
period 2004-06-30
CASE FINANCIAL INC
filed 2004-08-16
CIK 1096841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 AS OF AUGUST 1, 2004 THERE WERE 17,019,236 SHARES OF COMMON STOCK OUTSTANDING.


Transitional Small Business Disclosure format (check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                            Page

                         PART I - FINANCIAL INFORMATION


Item 1.        FINANCIAL STATEMENTS                                           3

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     14

Item 3.        CONTROLS AND PROCEDURES                                       26


                           PART II - OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS                                             28

Item 5.        OTHER INFORMATION                                             28

Item 6.        EXHIBITS, REPORTS ON FORM 8-K                                 29

SIGNATURES                                                                   30

ITEM 1.         FINANCIAL STATEMENTS


                       CASE FINANCIAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                                         June 30, 2004   September 30, 2003
                                                                          (Unaudited)
                                                                         --------------  ------------------
ASSETS
    Cash                                                                 $      182,886    $      192,651
    Investments in contracts - net of allowance for contract losses of
      $258,289 at September 30, 2003 and $278,126 at June 30, 2004            2,052,900         2,265,112
    Loans receivable                                                            978,000           788,000
    Prepayments and other assets                                                252,382           317,571
    Receivables related parties, and other assets, net of impairment             71,674           126,393
      allowance of $131,431 at September 30, 2003 and $122,520 at
      March 31, 2004
    Equipment, at cost, net of accumulated depreciation of $137,868
      at September 30, 2003  and $173,832 at June 30, 2004                       22,950            58,914

    Notes receivable from affiliate,net of impairment allowance of               23,067            23,209
      $810,000 at September 30,2003 and June 30, 2004
                                                                         --------------    --------------
    TOTAL ASSETS                                                         $    3,583,859    $    3,771,850
                                                                         ==============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

    Accounts payable and accrued expenses                                $      566,599    $      474,434
    Loans payable - related parties                                           5,508,628         1,293,438
    Loans payable                                                               555,000         3,966,080
                                                                         --------------    --------------
    TOTAL LIABILITIES                                                         6,630,227         5,733,952

STOCKHOLDERS' DEFICIENCY
    Common stock, par value $0.001 per share,100,000,000 shares                  17,019            15,561
     authorized, 15,561,108 shares issued and outstanding at
    September 30, 2003 and 17,019,230 issued and outstanding at
    June 30, 2004
    Paid-in-capital                                                           8,314,786         7,888,057
    Accumulated deficit                                                     (11,378,173)       (9,865,720)
                                                                         --------------    --------------
    TOTAL STOCKHOLDERS' DEFICIENCY                                           (3,046,368)       (1,962,102)
                                                                         --------------    --------------
    TOTAL LIABILITIES AND
         STOCKHOLDERS' DEFICIENCY                                        $    3,583,859    $    3,771,850
                                                                         ==============    ==============


          See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months      Three Months      Nine Months       Nine Months
                                                       ended June 30,    ended June 30,    ended June 30,    ended June 30,
                                                            2004              2003              2004              2003
                                                       --------------    --------------    --------------    --------------
REVENUE
    Contract fees                                      $      191,535    $       86,166    $      499,369    $      320,569
    Service fees, related parties                              20,017             6,587            43,541            51,812
                                                       --------------    --------------    --------------    --------------

          TOTAL REVENUE                                       211,552            92,753           542,910           372,381
                                                       --------------    --------------    --------------    --------------

OPERATING EXPENSES
    Provision for losses on investments in contracts          104,087            66,951            85,913           174,267
    Provision for impairment of notes and other                    --                --            (8,911)               --
      receivables from affiliate
    General and administrative                                358,972           499,308         1,119,144         1,476,417
    Sales and marketing                                        46,932           136,636           188,270           417,060
                                                       --------------    --------------    --------------    --------------
       TOTAL OPERATING EXPENSES                               509,991           702,895         1,384,416         2,067,744
                                                       --------------    --------------    --------------    --------------
    LOSS FROM OPERATIONS                                     (298,439)         (610,142)         (841,506)       (1,695,363)

OTHER INCOME (EXPENSE)
    Interest income                                               318             1,196               489             8,425
    Interest expense                                         (104,358)          (80,404)         (283,579)         (191,479)
    Non-cash finance expenses                                (296,804)          (25,474)         (390,169)          (71,628)
    Legal settlement - net of costs                                --           149,004                --           149,004
    Miscellaneous Income                                           --                --             2,313                --
                                                       --------------    --------------    --------------    --------------

       TOTAL OTHER INCOME (EXPENSE)                          (400,844)           44,322          (670,946)         (105,678)
                                                       --------------    --------------    --------------    --------------
    NET LOSS                                           $     (699,283)   $     (565,820)   $   (1,512,452)   $   (1,801,041)
                                                       ==============    ==============    ==============    ==============

    Net loss per common share - basic and diluted      $        (0.04)   $        (0.04)   $        (0.09)   $        (0.11)
                                                       ==============    ==============    ==============    ==============
    Weighted average number of common shares -
      basic and diluted                                    16,464,485        16,019,230        16,464,485        16,019,230
                                                       ==============    ==============    ==============    ==============

          See accompanying notes to consolidated financial statements.

                CASE FINANCIAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                                        Nine Months ended   Nine Months ended
                                                                          June 30, 2004       June 30, 2003
                                                                        -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $   (1,512,452)   $   (1,801,041)
Adjustments to reconcile net loss to net cash used in
  operating activities:
      Depreciation                                                                35,964            35,665
      Amortization of debt expense                                               121,244                --
      Provision for losses on investments in contracts                            85,913           174,267
      Impairment of notes receivable from affiliate                               (8,911)               --
      Common stock and options for compensation                                  115,566            86,707
      Warrants issued with debt                                                   18,228            15,882
      Common stock issued with debt                                              294,394                --
   Changes in operating assets and liabilities                                        --                --
          (Increase) decrease in prepayments and other assets                      7,575          (158,302)
          Increase (decrease) in accounts payable and other liabilities           92,165            75,183
                                                                          --------------    --------------
          Net cash used in operating activities                                 (750,314)       (1,571,639)
                                                                          --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of short-term investments                                            --        (1,025,000)
        Redemptions of short-term investments                                         --         1,025,000
     Investment in contracts  -- advances                                       (526,157)       (2,447,222)
     Investment in contracts  -- collections                                     652,455         1,345,184
     Loans receivable - advances                                                (677,500)               --
     Loans receivable - collections                                              487,500                --
     Principal repayments on notes receivable from affiliate                         141             1,272
     Purchase of equipment                                                            --           (17,358)
                                                                          --------------    --------------
          Net cash used in investing activities                                  (63,561)       (1,118,124)
                                                                          --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                     476,360         2,950,980
    Repayments of borrowings                                                    (305,837)          (90,980)
    Proceeds from related party borrowings                                     1,121,673           713,500
    Repayments of related party borrowings                                      (488,086)         (728,500)
                                                                          --------------    --------------
         Net cash provided by financing activities                               804,110         2,845,000
                                                                          --------------    --------------
NET (DECREASE) INCREASE IN CASH                                                   (9,765)          155,237

CASH - BEGINNING OF PERIOD                                                       192,651           159,209
                                                                          --------------    --------------

CASH - END OF PERIOD                                                      $      182,886    $      314,446
                                                                          ==============    ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the nine month period for:
     Interest                                                             $      129,611    $      165,030
     Income taxes                                                         $        5,820    $        7,380

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES:
Warrants issued with debt in December 2002 and January 2003               $       95,775    $       96,099
  and repriced in March 2004

      As of February 23, 2004, the Company appointed a new Chairman of the Board of Directors who is also an officer, director and/or has a controlling interest in several of the entities that had loans outstanding with the Company. As a result, the Company has reclassified $3,896,603 from Loans Payable to Loans Payable-Related Parties and advances and repayments under these loans have been reflected as related party transactions for the three and nine month periods ended June 30, 2004. As of June 7, 2004, the Company has also reclassified various obligations due and owing to their former CEO and parties related to him totaling $315,000 from Loans Payable-Related Parties to Loans Payable, for net reclassification from Loans Payable to Loans Payable-Related Parties of $3,581,603.


          See accompanying notes to consolidated financial statements.

NOTE 1:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Nature of activities:

            Case Financial, Inc. was incorporated in 1998 and completed a reverse acquisition with Asia Web Holdings, Inc. ("Asia Web"), a publicly traded company incorporated in the State of Delaware, on May 24, 2002. As part of the transaction, Asia Web changed its name to Case Financial, Inc. and continued the business of the Company. Case Financial, Inc. and its subsidiaries, Case Financial, LLC, and Case Capital Corporation, (collectively "Case" or the "Company") provide pre-settlement and post-settlement litigation funding services to attorneys (and, previously, plaintiffs) involved in personal injury and other contingency litigation, conducted primarily within the California courts.

            The Company's funding services have included advances to attorneys and previously, plaintiffs, which are non-recourse, meaning that the investment principal, success fees and interest are repaid only when the case is settled or favorably adjudicated in court. These investments are collateralized solely by the potential proceeds of underlying litigation. The Company records such advances as investments in contracts. The Company performs an internal underwriting as to the merits of each case proposed to be financed, the likelihood of its success, and its estimated settlement value. The Company's investment decisions and the pricing of its fees are based on this risk analysis and its estimate of settlement timing.

            In April 2003, Case Capital Corporation became a licensed California finance lender and began marketing two primary loan programs. The first program involves making interest-bearing short-term collateralized loans (Recourse Bridge Loan Program) to attorneys for cases which have settled but are awaiting disbursement of settlement proceeds. The Company charges loan fees in connection with these loans. In addition, interest is charged on these loans if they are not repaid by a specified date. These term loans are typically recourse and collateralized by the proceeds of the case as well as the assets of the borrowers, typically law firms and attorneys, and personal guarantees from the attorneys. The Company performs an internal underwriting as to the adequacy of the collateral. These loans are recorded by the Company as Loans Receivable.

            Also during 2003, Case Capital Corporation began entering into credit agreements with attorneys (L.E.G.s(TM) Program). Advances under this loan program are non-recourse, meaning that the principal, success fees and interest are repaid only when the case is settled successfully or favorably adjudicated in court. The Company records advances under this loan program as investments in contracts to reflect their higher risk and non-recourse characteristics. The Company performs an internal underwriting analysis of each attorney and determines the maximum amount of investments in contracts each attorney may enter into with the Company.

            Operations are conducted from leased premises in Sherman Oaks, California.

            Basis of presentation:

            The accompanying financial statements include the accounts of Case Financial Inc. and its subsidiaries, Case Financial, LLC and Case Capital Corporation. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

            Revenue recognition:

            Contract fee income from investments in contracts is recognized once collection is assured, usually upon receipt of cash, after a case is settled or favorably adjudicated. Selling commissions are expensed as incurred. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed, abandoned, or settled for an amount less than the Company's investment.

            The Company also participates in and services investments in contracts with third party investors. At times, the Company participates in these investments. In the case of these third party investments, the Company receives a success fee equal to a percentage of the income generated upon successful resolution of the underlying case, at which time revenue is recorded. These third party investments are collateralized by specifically identified investments in contracts and are repayable to the investor only upon successful resolution and collection on the underlying case, along with the fees earned, less the agreed upon success fee to the Company. Third party investors bear financial risk with respect to the underlying investment in a contract in relation to their proportionate interest in the principal advanced for such contract. Contract fees are presented net of amounts paid to third party participants.

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

            The Company earns service fees from a contract entered into with two entities including the prior Case Financial, Inc. and its affiliate, Case Financial Funding, Inc ("Prior CFI"). The Company manages Prior CFI's portfolios of investments for a fee equal to 15% of gross amounts collected on its behalf.

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

            Loss per common share:

            Basic and diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for each of the periods presented. The weighted average number of common shares outstanding for computing the basic and diluted loss per common share was 16,464,485 for the three and nine months ended June 30, 2004. For the three and nine months ended June 30, 2003, the weighted average number of common shares outstanding for computing the basic and diluted loss per common share was 16,019,236. The weighted average number of common shares outstanding does not include 6,560,833 and 7,660,000 options and warrants outstanding at June 30, 2004 and June 30, 2003, respectively, because they are antidilutive.

            As a result of an investigation of the number of common shares outstanding conducted in conjunction with the Company's change in transfer agent, the Company has determined that there are an additional 458,122 shares outstanding then had been previously reported. These shares have been recorded during the current quarter.

            Customer Concentrations

            As of June 30, 2004 and June 30, 2003, one law firm customer represented approximately 35% and 34%, respectively, of the portfolio of investments in contracts and loans receivable, net of third party participations. For the nine months ended June 30, 2004, another law firm represented approximately 36% of the total revenue for the period. For the nine months ended June 30, 2003, two law firms represented approximately 20% and 14%, respectively, of the total revenue for the period.

NOTE 2:     INVESTMENTS IN CONTRACTS

            Amounts advanced relating to the Company's investments in contracts range from 3.5% to 15% of the estimated settlement value.

            At September 30, 2003 and June 30, 2004,  investments  in contracts,
            net  of  allowance  for  contract   losses,   were   $2,265,112  and
            $2,052,900, respectively.

            The Company records fee income once collection is assured, usually upon receipt of cash, after the case is settled or successfully adjudicated. Based on historical data, at June 30, 2004, the Company estimates that unrecorded fee income on all outstanding investments in contracts approximates $1.0 million. However, no assurance can be given that these amounts will eventually be realized. This estimate is based on historical performance and includes a provision for settlements at amounts less than contracted fees.

            A summary of the activity in investments in contracts (excluding the allowance for contract losses) for the three and nine months ended June 30, 2004 is as follows:

                               Three Months Ended       Nine Months Ended
                                 June 30, 2004            June 30, 2004
                               -------------------     --------------------
Beginning balance                       2,465,032               $2,523,401
Advances                                   99,241                  526,157
Collections                             (210,162)                (652,455)
Write-offs                               (23,085)                 (66,077)
                               -------------------     --------------------
Ending balance                         $2,331,026               $2,331,026
                               ===================     ====================

NOTE 3:     LOANS RECEIVABLE

            In April 2003, Case Capital Corporation became a licensed California finance lender and in August 2003 began making interest-bearing collateralized recourse term loans under its Recourse Bridge Loan Program. The Company charges loan fees in connection with these term loans. In addition, interest is charged on these loans if the loans are not repaid by a specified date, which is generally before the maturity date.

            A summary of the activity in loans receivable for the three and nine months ended June 30, 2004 is as follows:

                            Three Months Ended      Nine Months Ended
                               June 30, 2004          June 30, 2004
                            -------------------    ---------------------
Beginning balance                     $858,000                 $788,000
New loans                              173,000                  677,500
Collections                           (53,000)                (487,500)
                            -------------------    ---------------------
Ending balance                        $978,000                 $978,000
                            ===================    =====================

            Included in loans receivable as of June 30, 2004 is $728,000 in loans to a single law firm for a group of similar cases, $658,000 of which have been funded through third party investments. These funds were advanced over a seven-month period while the cases were in the process of settling. The Company has received notification that the settlements are now substantially complete on these cases and anticipates that this loan should be repaid within the current fiscal year.

NOTE 4:     DEBT

            On February 23, 2004, the Company appointed a new Chairman of the Board of Directors who is also an officer, director and/or has a controlling interest in several of the entities that had loans outstanding with the Company. As a result, as of March 31, 2004, the Company reclassified $3,896,603 from Loans Payable to Loans Payable-Related Parties. Further, as of June 7, 2004, the Company entered into an agreement and mutual release with its former CEO which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. Accordingly, the Company has reclassified various obligations due and owing this former CEO and parties related to him totaling $315,000 from Loans Payable-Related Parties to Loans
            Payable, for net reclassification from Loans Payable to Loans Payable-Related Parties of $3,581,603. As of June 30, 2004, related party debt totaling $5,508,628 consists of the following:


            a. In December 2002, the Company entered into a $2,000,000 note payable agreement. The note is uncollateralized, has a four year term with principal due at the end of the term, bears interest at 12 % per annum payable monthly, and originally included warrants to purchase 2,000,000 shares of the common stock of the Company at $0.50 per share and warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 per share that expire in four years. The Company is obligated to register the common shares underlying these warrants for resale however such registration has not yet been completed. On March 30, 2004, in conjunction with changes the Company implemented with respect to its senior management and its Board of Directors, the lender of the $2,000,000, now a related party through its affiliation with the Company's Chairman of the Board, agreed to a deferral on interest payments and a suspension of any collection actions for defaults previously asserted under this note, including the failure to register the common shares underlying these warrants for resale, for a period of six months, commencing with the date of the interest payment that had been due for February 2004. In consideration of this deferral, the Company agreed to reduce the exercise price on the warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. All other terms of the warrants remain unchanged. The increase in the fair value of the foregoing warrants as a result of the reduction in the exercise price as well as the initial value are being amortized over the remaining life of the warrants and charged to non-cash finance expense.


            b. In March 2004, the Company entered into a $500,000 secured loan agreement with the same lender as described in the foregoing paragraph. This loan is due and payable in a lump sum, inclusive of interest at the rate of 12% per annum, on or before the sooner of the date the Company completes additional equity financings aggregating in excess of $3.0 million or September 8, 2004. The loan is secured by a lien on all assets of the Company. As additional consideration for this loan, the Company is to issue 1,000,000 shares of its common stock to the lender. The market value as of the date of the loan of the common stock so issued is being amortized over the remaining life of the loan resulting in a charge for the three and nine months ended June 30, 2004 of $252,778 and $294,395, respectively, to non-cash finance expense.


            c. Effective January 1, 2003, an accredited investor, which is now a related party through its affiliation with the Company's Chairman of the Board, converted an investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note issued by the Company. The principal amount of the promissory note was $150,000. As part of the conversion, the Company cancelled four year warrants to purchase 75,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase:
                  (i) 150,000 shares of common stock at an exercise price of $0.50 and (ii) 75,000 shares of common stock at an exercise price of $0.80. The Company also agreed to register the common stock underlying the warrants for resale. On March 30, 2004, in conjunction with changes the Company implemented with respect to its senior management and its Board of Directors, the lender agreed to a deferral on interest payments under this note and a suspension of any collection actions for prior defaults under this note, commencing with the payment that had been due for January 2004 for a period of six months. In consideration of this deferral, the Company agreed to reduce the exercise price on warrants to purchase 75,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. All other terms of the warrants remain unchanged. The increase in the fair value of the foregoing warrants as a result of the reduction in the exercise price as well as the initial value are being amortized over the remaining life of the warrants and charged to non-cash finance expense.


            d. In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note, for $600,000, which was due in May 2004, was to a director of the Company. On March 30, 2004, the holder of the

                  $600,000 promissory agreed to a six month deferral on interest payments commencing with the interest payment that had been due for March 2004 and a deferral of the principal payment to September 30, 2004. In addition, the holder agreed to a suspension of any collection actions for any prior defaults under this note. The second note, for $100,000, was to a relative of the Company's former CEO. As of June 7, 2004, the Company entered into an agreement and mutual release with its former CEO which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. As a result of the foregoing, the Company has reclassified the $100,000 unsecured promissory note due May 2005 from Loans Payable-Related
                  Parties to Loans Payable. The noteholder has informed the Company that this note is due May 2004. The Company is investigating this matter.

            e. As of June 30, 2004, the Company had outstanding $140,000 in unsecured promissory demand notes to stockholders deemed related parties which bear interest at 12%. In addition, the holders of these demand notes also agreed to a deferral on interest payments and the principal payment commencing with the interest payment due March 2004 for a period of six months. In addition, these holders agreed to a suspension of any collection actions for defaults previously asserted under this note.

            f. As of June 30, 2004, the Company's contingent obligations to related third party investors who provided funding for investments in contracts and loans receivable was $1,450,628 and $668,000 respectively. These related third party investors include directors, relatives of directors and companies who are considered related parties through their affiliation with the Company's Chairman of the Board. As of June 7, 2004, the Company entered into an agreement and mutual release with its former CEO which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. As a result of the foregoing, the Company has reclassified $95,000 of such loans from Loans Payable-Related Parties to Loans Payable. During the nine months ended June 30, 2004, the Company received new loans from related third party investors of $384,894 and the Company made principal repayments to related third party investors for closed cases of $344,672. Third party investment participations are collateralized by specifically identified investments in contracts and are repayable only upon successful resolution and collection of the underlying case, along with 50%-75% of the fees received. Contract fees related to such investments are presented net of amounts paid to the third party participants.

            During the nine months ended June 30, 2004, the Company increased its net contingent obligation to unrelated third party investors who provided funding for investments in contracts and loans receivable by $75,000 to $285,000, after taking into account the net reclassifications of $1,651,603 in contingent obligations from unrelated Loans Payable to Loans Payable-Related Parties. Of the $285,000 outstanding as of June 30, 2004, $125,000 was for the Company's Recourse Bridge Loan Program. Other than loans made under the Recourse Bridge Loan Program which are recourse loans, these third party investments are collateralized by specifically identified investments in contracts and are repayable to the investor only upon successful resolution and collection on the underlying case along with 50%-75% of the fees received.

NOTE 5:     CONTINGENCIES

            The Company was a nominal defendant in a shareholders' derivative action filed in the Superior Court of the State of California for the County of San Diego. The plaintiffs, as shareholders of Asia Web before the reverse acquisition, have sued the individual defendants, former officers including Michael Schaffer, alleging that they converted to personal use certain corporate assets and are seeking to have the individual defendants return the assets to the Company. The Company was a "nominal" defendant and no relief was being sought against the Company in this action.

            In June, 2004, the court entered an order dismissing the lawsuit without prejudice. The dismissal followed a determination by a special litigation committee comprised of disinterested directors that the pursuit of the litigation was not in the best interests of the corporation.

            As a result of the lawsuit, a dispute arose between the Company and a former officer, Michael Schaffer, with respect to Mr. Schaffer's claim for indemnification for legal fees incurred in defending himself in the lawsuit. The Company entered into a settlement agreement with Mr. Schaffer on June 25, 2003 whereby the Company agreed to: (i) grant 18 month options to Mr. Schaffer to purchase 250,000 shares of common stock at an exercise price of $0.30 only if the market price for the Company's common stock exceeds $0.65 for two consecutive trading days during the term of the option, and (ii) pay $70,000 in monthly payments of $10,000 commencing October 2003. The expense related to this settlement was recorded by the Company in June 2003. The Company asserted a breach to this settlement agreement and ceased making payments there under in November 2003. The Company renegotiated this agreement in April 2004 which modified the payment terms such that the remaining balance due of $60,000 shall be deferred until the Company was successful in obtaining an additional $5.0 million dollars in equity financing, at which time the balance shall be paid in six monthly installments of $10,000 each. In addition, the exercise price for the options to purchase 250,000 shares of common stock was increased from $0.30 to $0.50 and is exercisable only if the market price for the Company's common stock exceeds $0.85 per share and must be exercised if the market price for the Company's common stock exceeds $1.10 per share.

            The Company was served with a complaint in May 2004 filed in the Los Angeles Superior Court, Central District, from an unrelated third party asserting securities fraud, fraud, breach of contract and unfair business practices against the Company and seeking damages of $65,000. The plaintiff claims that she had loaned the Company the sum of $40,000 pursuant to a verbal agreement and was promised repayment within 45 days plus a 25% profit. The funds were utilized by the Company for a non-recourse advance which the Company was unable to recover and the principal amount of this obligation is included in loans payable-unrelated parties on the Company's balance sheet. The Company has made offers to settle this matter and believes the ultimate outcome will not have a material impact on the Company's financial condition.

            In addition to the foregoing, the Company has received notice of several other potential claims none of which the Company considers material.

NOTE 6:     GOING CONCERN

            The accompanying financial statements contemplate continuation of the Company as a going concern. The Company incurred net losses of $3,127,190 and $1,512,452 during the year and nine months ended September 30, 2003 and June 30, 2004, respectively. There was an accumulated deficit of $11,378,173 as of June 30, 2004, total liabilities exceeded total assets by $3,046,368 as of June 30, 2004, and the Company has been experiencing cash flow problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In their report dated January 9, 2004 on the financial statements for the fiscal year ended September 30, 2003, the Company's independent auditors expressed substantial doubt about the Company's ability to continue as a going concern.

            Management continues to reduce overhead and increase revenues. The Company has reduced its overhead in operations, sales and marketing to reflect the current funding ability of the Company. The overhead reduction was achieved by reducing personnel, and completing the development of the L.E.G.s(TM) and Recourse Bridge Loan programs. Completing these developments has reduced the Company's consulting expenses for accountants and attorneys. Management has also shifted available funding to the Recourse Bridge Loan Program in order to reduce the length of the funding cycle and realize profits faster. On February 26, 2004, the Company announced that it had made changes to its Board of Directors and senior management intended to better position the Company for growth and future financings. These changes included appointment of a new Chairman of the Board, who is also associated with the Company's principal lender, and three other new appointments to the Board of Directors. On June 21, 2004, the Company announced the appointment of Edwin S. Baldwin as CEO who will also serve as CFO on an interim basis. The new CEO is a 20 year veteran of the banking and finance industry and served as Executive Vice President of a company which specialized in specialty legal financing. In addition, the Company has also: 1) secured an additional $500,000 in financing from one of its existing lenders;
            2) obtained six month deferrals on interest payments and waivers of default from five of its related party lenders aggregating $2,890,000 in loans to the Company and a total interest payment deferral of $149,000; and 3) renegotiated a settlement agreement that was in default. The Company intends to seek to negotiate a further extension of these interest deferrals from its related party lenders in the event the Company has not been successful in certain fund raising activities before the due date of these obligations and/or the resumption of interest payments.

            The Company is actively engaged in efforts to raise additional debt and equity financing and in restructuring its loan programs to focus more on recourse lending to law firms. Management believes that actions presently being taken or to be taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that any of the Company's actions will be successful. If the Company is not successful in these efforts, it may have to further curtail its operations and may impede the Company's ability to continue as a going concern.

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

OVERVIEW

      Case Financial, Inc. was incorporated in 1998 and completed a reverse acquisition with Asia Web Holdings, Inc. ("Asia Web"), a publicly traded company incorporated in the State of Delaware, on May 24, 2002. As part of the transaction, Asia Web changed its name to Case Financial, Inc. and continued the business of the Company. The previous entities, Case Financial, Inc and Case Financial Funding, Inc., are referred to herein as "Prior CFI". Case Financial Inc. and its subsidiaries, Case Financial, LLC and Case Capital Corporation, (collectively "Case" or the "Company") provide pre-settlement and post-settlement litigation funding services to attorneys (and, previously, plaintiffs) involved in personal injury and other contingency litigation, conducted primarily within the California courts.

      The Company's funding services have included advances to attorneys and previously, plaintiffs, which are non-recourse, meaning that the investment principal, success fees and interest are repaid only when the case is settled or favorably adjudicated in court. These investments are collateralized solely by the potential proceeds of underlying litigation. The Company records such advances as investments in contracts. The Company performs an internal underwriting as to the merits of each case proposed to be financed, the likelihood of its success, and its estimated settlement value. The Company's investment decisions and the pricing of its fees are based on this risk analysis and its estimate of settlement timing.

      Attorneys use the funds borrowed primarily to pay litigation costs, including expert witness fees, accident reconstruction costs, filing fees, and other costs ordinarily incurred in prosecuting personal injury cases. These expenditures are necessary to maximize settlement or trial award values. This funding helps to "level the playing field" in the legal process against the insurance carriers by providing plaintiff attorneys with the working capital to fund the cost of contingency litigation, which prevents plaintiffs from being forced to prematurely settle potentially valuable claims at a substantial discount.

      In April 2003, Case Capital Corporation, one of the subsidiaries, became a licensed California finance lender and began marketing two primary loan programs. The first program involves making interest-bearing short-term collateralized loans ("Recourse Bridge Loan Program") to attorneys for cases which have settled but are awaiting disbursement of settlement proceeds. The Company charges loan fees in connection with these loans. In addition, interest is charged on these loans if they are not repaid by a specified date. These term loans are typically recourse and collateralized by the proceeds of the case as well as the assets of the borrowers, typically law firms and attorneys, and personal guarantees from the attorneys. The Company performs an internal underwriting as to the adequacy of the collateral. These loans are recorded by the Company as Loans Receivable.

      Also during 2003, Case Capital Corporation began entering into credit agreements with attorneys ("L.E.G.s(TM) Program"). Advances under these loan programs are non-recourse, meaning that the principal, success fees and interest are repaid only when the case is settled successfully or favorably adjudicated in court. The Company records advances under these loan programs as investments in contracts to reflect their higher risk and non-recourse characteristics.

      The Company performs an internal underwriting analysis of each attorney and determines the maximum amount of investments in contracts each attorney may enter into with the Company. Funding decisions are made on the basis of a formal underwriting and risk analysis performed internally as to the merits of each case proposed to be financed, the likelihood of its success, and its estimated settlement value; and not on the credit worthiness of the plaintiff or plaintiff's attorney. The decision to invest, as well as the price charged, is determined by this risk analysis. Success fees are a function of i) the risk price, ii) the amount of funding provided, and iii) in the case of advances or loans, the period of time the advance or loan remains outstanding. Investments and fees are collateralized by the proceeds of the respective legal settlement evidenced by a security interest on the case filed with the attorney of record on the claim, entitling the Company to a priority interest on any monies received by the plaintiff or plaintiff's counsel.

      Since the inception of Prior CFI in December 1998 through June 30, 2004, over 2,000 advances and loans, representing an aggregate of $11.1 million in principal amount of investments in contracts and loans, have been funded. As of June 30, 2004, approximately 84% of those cases have been resolved, resulting in the return of $9.28 million cash (representing 84% of total principal advanced) and an annualized return on investment of 71%, including principal losses of 14% on those resolved cases to date. The Company does anticipate higher principal losses on its remaining cases and past results are no guarantee of future results. Nevertheless, these metrics provide useful aggregate information about the size and past performance of the Company's investments in contracts portfolio. As the Company gains more experience in the marketplace, management has focused on improving its risk analysis, collection techniques, investment timing and pricing models. Over time, risk policies have evolved to include a set of financial metrics and portfolio management techniques to help shorten the average investment period, maximize collection values and minimize the risk of loss.

Revenue Generation, Recognition, and Reserve for Contract Losses

      The majority of the Company's advances, loans and guarantees other than those loans under the Recourse Bridge Loan Program are risk-based investments in contracts subject to the uncertainty of future events in the prosecution of the underlying litigation. The Company charges success fees which are recognized only at the conclusion of the case, and only if such litigation is successful. Pricing is based upon the underwriting and analysis of the risk, and additionally, in the case of advances and loans, on the time value of money. In unsuccessful cases, losses are realized on the investment principal. The Company has established an allowance for investments in contracts that may become uncollectible. It is maintained at a level which, based upon management's judgment, is sufficient to cover future losses. The amount of the allowance is based on trends in historical loss experience, and exceeds the amount experienced on resolved cases.

      Contract Fees - There are two categories of Contract Fees: i) fees generated from the resolution of successful cases and through the Recourse Bridge Loan Program funded entirely by the Company, and ii) fees generated from the resolution of successful cases and through the Recourse Bridge Loan Program arranged and serviced by the Company, but funded by third parties, referred to herein as "Third Party Investments."

      Third Party Investments are utilized in order to provide funding to clients in situations when available internal capital is insufficient to fund the transactions, or when the size of the transaction is larger than is prudent to undertake directly. The Company receives a success fee for servicing the investment, generally equal to 25% to 50% of the income, if any, received upon successful resolution of the underlying case. The third party investors bear the entire financial risk with respect to the underlying investment in the contract. In addition, if the Company also participates in the funding, it shares in the remaining fees and principal with the third party investors according to the pro-rata share of the total capital invested.

      Service Fees - Service Fees consist of revenues generated in connection with the management of the investments in contracts portfolio of Prior CFI under a Service Agreement entered into in May 2002 as part of the reverse acquisition. Prior CFI has retained the underlying investments in these portfolios so the fees are for servicing the investment portfolios during their liquidation. The service fees earned are equal to 15% of the gross amount collected (principal plus contract fee income) on behalf of Prior CFI.

Critical Accounting Policies

      Revenue recognition:

      Contract fee income from investments in contracts is recognized once collection is assured, usually upon receipt of cash after a case is successfully settled or favorably adjudicated. Selling commissions are incurred and expensed when the contract investments are funded. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed, abandoned or settled for an amount less than the amount invested.

      In addition to contract fees from investments in contracts, the Company also services investments in contracts on behalf of third party investors in exchange for a success fee equal to 25% to 50% of the income generated upon successful resolution of the underlying case. These third party investments are collateralized by specifically identified investments in contracts and are repayable to the investor only upon successful resolution and collection of the underlying case, along with fees equal to 50% to 75% of the amount earned. Contract fees are presented net of amounts paid to third party participants.

      Fees and interest, net of direct costs, charged on the Company's recourse loan programs with terms in excess of ninety (90) days are recorded as contract fee income and deferred and amortized over the life of the related loan using the effective interest method. Loan fees on recourse short term loans are generally recognized over the term of the loan. Interest on these recourse loans is accrued as earned.

      The Company has established an allowance for investments in contracts that may become uncollectible. The allowance for contract investment losses is maintained at a level, which in the judgment of management is adequate to absorb principal losses in the contract investment portfolios. The amount of the allowance is based on trends in historical loss experience, and exceeds the amount experienced on resolved cases.

      Use of estimates:

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the making of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

      A significant estimate is the allowance for losses on investments in contracts. Because of the inherent uncertainties in estimating the allowance for losses on investments in contracts, it is likely that the Company's estimate of the allowance for losses on investments in contracts will change, as circumstances become better known.

      The Company closely monitors the progress of each case in order to reevaluate its estimate of uncollectible investments in contracts.

      Long-lived assets:

      The Company reviews for the impairment of long-lived assets, including the notes receivable from Prior CFI, and certain identifiable intangibles, whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If impairment is indicated, the amount of the loss to be recorded is based on an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted estimated cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. When a note receivable becomes impaired, interest is no longer accrued and is recognized when received in cash.

      Trends and Uncertainties:

      The business of providing non-recourse pre-settlement litigation funding in personal injury and other contingency litigation as well as providing post-settlement bridge financing is a developing market. The Company has focused on educating attorneys within the State of California as to the ethical use of these alternative forms of financing. The industry has shifted from an early emphasis on providing funding primarily to plaintiffs to funding plaintiff attorneys and law firms. The total burden of the cost of contingency litigation continues to increase, and law firms are beginning to understand the value proposition in non-recourse pre-settlement funding that helps them share the economic risk while freeing up their business and personal assets for other purposes.

      The Company presently focuses on the personal injury market in California which is a large market, and has a legal, statutory and economic climate favorable to its business. The principal uncertainties the Company faces are access to adequate capital to build our portfolio of investments in contracts and loans receivable, market acceptance of our L.E.G.s(TM) and Recourse Bride Loan programs, the ability to develop and market other recourse loan programs and the regulatory requirements as a licensed California finance lender.

      RESULTS OF OPERATIONS

Results of Operations for the three and nine months ended June 30, 2004 compared with the three and nine months ended June 30, 2003.

      Revenues:

      Revenues consist primarily of fees earned on investments in contracts, which are recognized once collection is assured, usually upon receipt when the case is settled or favorably adjudicated and interest and fees on loans receivable. Consequently, contract fee revenue is a function of the size and maturity of the investment portfolio. In addition, subsequent to the reverse acquisition, the Company manages the investments in contract portfolios of two entities including the prior Case Financial, Inc. and its affiliate, Case Financial Funding, Inc ("Prior CFI"). The Company manages Prior CFI's portfolios of investments for a fee equal to 15% of gross amounts collected on its behalf.

      Total Revenue

      Total revenues consisting of contract fees and service fees aggregated $211,552 for the three months ended June 30, 2004 compared with $92,753 for the three months ended June 30, 2003, an increase of $118,799 or 128.1%. Total revenues aggregated $542,910 for the nine months ended June 30, 2004 compared with total revenues of $372,381 for the nine months ended June 30, 2003, an increase of $170,529 or 45.8%.

      Contract Fees

      Contract fee revenues were $191,535 for the three months ended June 30, 2004 compared with $ $86,166 for the three months ended June 30, 2003, an increase of $105,369 or 122.3%. For the nine months ended June 30, 2004 and 2003, contract fee revenues were $499,369 and $320,569 respectively, an increase of $178,800 or 55.8%.

      The increase in contract fee revenues for the three and nine months ended June 30, 2004 is attributable to the Company's realization of revenues from cases that were initiated after May 24, 2002 with capital provided by the reverse acquisition as opposed to the three and nine months ended June 30, 2003, during which period the Company had limited time to realize revenue from new cases initiated subsequent to the reverse acquisition. At June 30, 2004, the Company estimates that unrecorded fee income on outstanding investments in contracts (i.e. open cases not yet resolved) approximated $1.0 million, which the Company expects will resolve within the next 12-15 months. This estimate is based on historical performance and includes a provision for losses and settlements at amounts less than contracted fees; however, no assurance can be given that these amounts will eventually be realized.

      Service Fees

      Service fee revenues were $20,017 for the three months ended June 30, 2004 compared with $6,587 for the three months ended June 30, 2003, an increase of $13,430 or 203.8%. For the nine months ended June 30, 2004 and 2003, service fee revenues were $43,541 and $51,812 respectively, a decrease of $8,271 or 16.0%.

      Service fees are based upon collections from the portfolios of Prior CFI under management by the Company and are anticipated to decline as this portfolio matures. The increase for three months ended June 30, 2004 compared to the three months ended June 30, 2003 was attributable primarily to the settlement of one case.

      Operating Costs and Expenses:

      Operating   costs  and  expenses   consist  of  provision  for  losses  on
investments in contracts, provision for impairment of notes and other receivables, general and administrative expenses, and sales and marketing expenses.

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

      The provision for losses on investments in contracts was $104,087 for the three months ended June 30, 2004 as opposed to $66,951 for the three months ended June 30, 2003, an increase of $37,136. This increase was the result of a reassessment during the three months ended June 30, 2004 of the Company's forecasted collections from investments in contracts which have not complied with the terms of their agreements. The result of this reassessment was an increase to the Reserve for Losses of approximately $100,000 during the three months ended June 30, 2004.

      For the nine months ended June 30, 2004 and 2003, the provision for losses decreased by $88,354 from $174,267 to $85,913. The Company only records a provision for losses on investments in contracts funded by Company funds thereby excluding investments in contracts funded by third party investors. The balance of investments in contracts (without regard to the reserve for contract losses) decreased $91,795 to $2,331,026 at June 30, 2004 from $2,422,821 at June 30,
2003 principally as a result of the Company's focus on the Recourse Bridge Loan Program for new financings. The Company's aggregate third party participation in investments in contracts increased $515,628 to $1,585,628 at June 30, 2004 from $1,070,000 at June 30, 2003. Because the third parties bear pro rata financial risk in the contracts in which they invest, the portion of investments in contracts for which the Company records a provision for losses on investments in contracts decreased $607,423 to $745,398 at June 30, 2004 from $1,352,821 at
June 30, 2003.

      Provision for Impairment of Notes and Other Receivables

      The provision for impairment of notes and other receivables was a credit of $8,911 for the nine months ended June 30, 2004. This occurred as a result of the Company's reversal of a receivable from Prior CFI previously written off and subsequently collected.

      General and Administrative

      General and administrative costs and expenses were $358,972 for the three months ended June 30, 2004 as compared with $499,308 for the three months ended June 30, 2003. Accordingly, general and administrative expenses decreased by $140,336 or 28.1% for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003. For the nine months ended June 30, 2004 and 2003, general and administrative costs were $1,119,144 and $1,476,417, respectively, a decrease of $357,273 or 24.2%.

      The decrease in general and administrative costs and expenses for the nine months ended June 30, 2004 as compared with the nine months ended June 30, 2003 is primarily attributable to significant reductions in legal costs of $217,000 as a result of the Company's completing development of the Company's core loan programs. Further, the Company has taken significant steps to decrease administrative overhead costs through personnel and management cost reductions. In addition, in conjunction with the Company's new L.E.G.s(TM) program, a ten % fee is collected from certain clients at the inception of a new client enrollment which is recorded by the Company as an offset to general and administrative underwriting costs. These offsets totaled $29,350 for the nine months ended June 30, 2004.

      Sales and Marketing

      Sales and marketing expenses were $46,931 for the three months ended June 30, 2004 as compared with $136,636 for the three months June 30, 2003.
Accordingly, sales and marketing expenses decreased $89,705 or 65.7% for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003. For the nine months ended June 30, 2004 and 2003, sales and marketing expenses were $188,270 and $417,060, respectively, a decrease of $228,790 or 54.9%. The decrease is primarily from a reduction in sales personnel, marketing consultants, advertising and promotional costs as the Company continues its efforts to reduce operating losses and cash expenditures.

      Other Income (Expense):

      Interest Expense

      Interest expense was $104,358 for the three months ended June 30, 2004, as compared with $80,404 during the three months ended June 30, 2003. Accordingly, interest expense increased $23,954 for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003. For the nine months ended June 30, 2004 and 2003, interest expense was $283,579 and $191,479, respectively, an increase of $92,100.


      The increase in interest expense for the three and nine months ended June 30, 2004 compared with the three and nine months ended June 30, 2003 results primarily from the interest expense attributable to the $2,000,000 12% note payable agreement entered into by the Company in December 2002 with a related party through its affiliation with the Company's Chairman of the Board, the additional borrowings from various related parties used for the expansion of the Company's Recourse Bridge Loan Program, as well as the interest expense attributable to the $500,000 secured term loan from a related party through its affiliation with the Company's Chairman of the Board in March 2004.


      Non-Cash Finance Expense

      Non-cash finance expenses were $296,804 for the three months ended June 30, 2004, as compared with $25,474 during the three months ended June 30, 2003. Accordingly, non-cash finance expenses increased $271,330 for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003. For the nine months ended June 30, 2004 and 2003, non-cash finance expenses were $390,169 and $71,628, respectively, an increase of $318,541.

      Non-cash finance expenses represents amortized costs of common stock, options and warrants granted in conjunction with financing transactions. The principal reason for the increase in non-cash finance charges for the three and nine months ended June 30, 2004 is the amortization of costs associated with granting of 1.0 million shares of the Company's common stock as additional consideration for the $500,000 secured term loan from a related party in March 2004 as well as the additional costs associated with the repricing of the 1.0 million warrants from $0.80 to $0.50 each as additional consideration for the six month interest moratorium granted by the holder of a $2,000,000 note payable who is also a related party.

      Contingencies

      The Company was a nominal defendant in a shareholders' derivative action filed in the Superior Court of the State of California for the County of San Diego. The plaintiffs, as shareholders of Asia Web before the reverse acquisition, have sued the individual defendants, former officers including Michael Schaffer, alleging that they converted to personal use certain corporate assets and are seeking to have the individual defendants return the assets to the Company. The Company was a "nominal" defendant and no relief was being sought against the Company in this action.


      In June, 2004, the court entered an order dismissing the lawsuit without prejudice. The dismissal followed a determination by a special litigation committee comprised of disinterested directors that the pursuit of the litigation was not in the best interests of the corporation.


      As a result of the lawsuit, a dispute arose between the Company and a former officer, Michael Schaffer, with respect to Mr. Schaffer's claim for indemnification for legal fees incurred in defending himself in the lawsuit. The Company entered into a settlement agreement with Mr. Schaffer on June 25, 2003 whereby the Company agreed to: (i) grant 18 month options to Mr. Schaffer to purchase 250,000 shares of common stock at an exercise price of $0.30 only if the market price for the Company's common stock exceeds $0.65 for two consecutive trading days during the term of the option, and (ii) pay $70,000 in monthly payments of $10,000 commencing October 2003. The expense related to this settlement was recorded by the Company in June 2003. The Company asserted a breach to this settlement agreement and ceased making payments there under in November 2003. The Company renegotiated this agreement in April 2004 which modified the payment terms such that the remaining balance due of $60,000 shall be deferred until the Company was successful in obtaining an additional $5.0 million dollars in equity financing, at which time the balance shall be paid in six monthly installments of $10,000 each. In addition, the exercise price for the options to purchase 250,000 shares of common stock was increased from $0.30 to $0.50 and is exercisable only if the market price for the Company's common stock exceeds $0.85 per share and must be exercised if the market price for the Company's common stock exceeds $1.10 per share.


      The Company was served with a complaint in May 2004 filed in the Los Angeles Superior Court, Central District, from an unrelated third party asserting securities fraud, fraud, breach of contract and unfair business practices against the Company and seeking damages of $65,000. The plaintiff claims that she had loaned the Company the sum of $40,000 pursuant to a verbal agreement and was promised repayment within 45 days plus a 25% profit. The funds were utilized by the Company for a non-recourse advance which the Company was unable to recover and the principal amount of this obligation is included in loans payable-unrelated parties on the Company's balance sheet. The Company has made offers to settle this matter and believes the ultimate outcome will not have a material impact on the Company's financial condition.

      In addition to the foregoing, the Company has received notice of several other potential claims none of which the Company considers material.

      Liquidity and Capital Resources:

      In their report dated January 9, 2004 on the financial statements for the fiscal year ended September 30, 2003, the Company's independent auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management continues to reduce overhead and increase revenues. The Company has reduced its overhead in operations, sales and marketing to reflect the current funding ability of the Company. The overhead reduction was achieved by reducing personnel, and completing the development of the L.E.G.s(TM) and Recourse Bridge Loan programs. Completing these developments has reduced the Company's consulting expenses for accountants and attorneys. Management has also shifted available funding to the Recourse Bridge Loan Program in order to reduce the length of the funding cycle and realize profits faster. On February 26, 2004, the Company announced that it had made changes to its Board of Directors and senior management intended to better position the Company for growth and future financings. These changes included appointment of a new Chairman of the Board, who is also associated with the Company's principal lender, and three other new appointments to the Board of Directors. Since these changes were effected, the Company has: 1) secured an additional $500,000 in financing from one of its existing lenders; 2) obtained six month deferrals on interest payments and waivers of default from five of its related party lenders aggregating $2,890,000 in loans to the Company and a total interest payment deferral of $149,000; and 3) renegotiated a settlement agreement that was in default. At present, these interest deferrals are scheduled to expire in September 2004. The Company intends to seek to negotiate an extension of these deferrals in the event the Company has not been successful in its fund raising activities before the due date of these obligations and/or the resumption of interest payments. On June 21, 2004, the Company announced the appointment of a new CEO who will also serve as CFO on an interim basis. The new CEO is a 20 year veteran of the banking and finance industry and served as Executive Vice
President of a company which specialized in specialty legal financing. The Company is actively engaged in efforts to raise additional debt and equity financing and in restructuring its loan programs to be focus more on recourse lending to law firms. Management believes that actions presently being taken or to be taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that any of the Company's actions will be successful. If the Company is not successful in these efforts, it may have to further curtail its operations and may impede the Company's ability to continue as a going concern.

      The Company's balance sheet at June 30, 2004 reflects cash of $182,886, a decrease of $9,765 for the nine months then ended. As of June 30, 2003 the Company's balance sheet reflected cash and investments of $314,446, an increase of $155,237 for the nine months then ended. Net cash used in operating activities was $750,314 for the nine months ended June 30, 2004 as compared to $1,571,639 for the nine months ended June 30, 2003. The decrease in cash used in operating activities of $821,325 for the nine months ended June 30, 2004 as compared to the same period for the prior year is primarily attributable to the Company's reduction in net loss of $288,589, the value of common stock issued in conjunction with the $500,000 secured term loan of $294,394, the increase in non-cash expenses for amortization of debt expenses of $121,244 and the reduction in the increase in prepayments and other assets of $165,878 offset by the reduction in provisions for losses on investments in contracts of $88,354.

      The Company made contract advances for the nine months ended June 30, 2004 of $526,157, a decrease of $1,921,065 from advances of $2,447,222 made for the nine months ended June 30, 2003. The Company's collections on resolved cases for the nine months ended June 30, 2004 were $652,455, compared with $1,345,184 for the nine months ended December 31, 2003, a decrease of $692,729. Advances declined as a result of the Company's limited cash resources during the current fiscal year as well as the Company's emphasis on its Recourse Bridge Loan Program. Collections have decreased primarily due to the fact that the Company's advances under the new L.E.G.s(TM) program which commenced in the quarter ended

June 30, 2003 increased significantly in the quarters ending June 30, 2003 and September 2003 and for which the Company estimates a 12-15 month collection cycle. The Company anticipates increased collections under its current portfolio during the next 180 days.

      During the nine months ended June 30, 2004, the Company advanced $677,500 under its Recourse Bridge Loan Program and received collections during this same period of $487,500 from this program. There was no comparable program during the nine months ended June 30, 2003.

      During the nine months ended June 30, 2004, the Company borrowed $173,139 from three related parties and $145,000 from an unrelated party in the form of demand notes after taking into account the reclassifications discussed. During the same period, the Company repaid $25,000 of the unrelated party borrowings from within the period and $159,251 of the related party borrowings from within the period.

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

         During the nine months ended June 30, 2004, the Company increased its contingent obligations under third party investments by $170,222 as follows:

                                                                 Unrelated
                                             Related Party        Parties             Total

Balance at October 1, 2003                  $      470,000    $    1,763,406    $    2,233,406

New third party advances                           326,500           453,394           779,894
Repayments                                        (329,475)         (280,197)         (609,672)
Net reclassifications as of June 30, 2004
                                                 1,651,603        (1,651,603)               --
                                            --------------    --------------    --------------

Balance at June 30, 2004                    $    2,118,628    $      285,000    $    2,403,628
                                            ==============    ==============    ==============


      The Company does not have any material capital expenditure commitments as of June 30, 2004.

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

THE COMPANY'S CASH FLOW IS DEPENDANT ON A LENGTHY COLLECTION CYCLE AND FACTORS BEYOND ITS CONTROL THAT MAY REQUIRE THE COMPANY TO OBTAIN INTERIM FINANCING.

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

THE  COMPANY'S   INVESTMENT   PORTFOLIO  AND  REVENUES  HAVE  A  HIGH  LEVEL  OF
CONCENTRATION IN SEVERAL KEY CLIENTS.

      The Company's current portfolio of investment in contracts and loans receivable has a high level of concentration in a relatively small number of law firms. Should one or more of these firms discontinue operations, the resulting loss of principal and revenues could have material adverse consequences to the Company's current resources.

THE COMPANY'S RESULTS MAY BE VOLATILE DUE TO THE UNCERTAINTY OF LITIGATION OUTCOMES.

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

THE COMPANY HAS LIMITED OPERATING HISTORY AND LACK OF PROFITABILITY.

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

THE COMPANY'S INABILITY TO COLLECT UPON JUDGMENT, ON A TIMELY BASIS OR AT ALL, WILL HAVE A NEGATIVE IMPACT ON ITS BUSINESS.

      The Company may not be able to collect upon the judgment recovery when and if it is paid to the plaintiff, or the Company may not be able to collect without bringing a legal action against the former plaintiff. In either event, the failure to collect or the necessity of legal action to collect, can have an adverse impact on the Company's business, prospects and results of operations.

THE COMPANY'S ABILITY TO EXPAND IS LIMITED BY JURISDICTIONAL LIMITATIONS.

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

COURTS MAY DEEM THE COMPANY'S ADVANCES TO BE LOANS RESULTING IN LIMITATIONS ON HOW THE COMPANY DOES BUSINESS.

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

THE COMPANY HAS LIMITED UNDERWRITING EXPERIENCE AND INFORMATION ON WHICH TO BASE ITS OPERATIONS FACTORS THAT MAY MAKE IT MORE DIFFICULT TO EVALUATE THE COMPANY'S BUSINESS AND RESULTS.

      The Company has only six years of precedents upon which to base its operations. The Company also has only four years of experience underwriting risks. While the Company believes that the time spent in the past four years refining its underwriting procedures allows it to evaluate the plaintiffs and cases to whom it advances money, there is no extensive history in underwriting upon which the Company or investors may rely. Although the Company makes comparisons to other claims and is compiling a database to assist the Company's underwriting procedures, the Company does not have an extensive database upon which it can make the Company's underwriting decisions. Underwriting decisions made on incomplete or inaccurately assessed information may lead to lower rates of claims recovery and may have an adverse impact on the Company's business and results of the Company's operations.

IN ORDER TO SUCCEED THE COMPANY MUST EDUCATE CUSTOMERS ABOUT ITS SERVICES.

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

TORT REFORM IN THE FORM OF LEGISLATED RESTRICTIONS ON PLAINTIFF'S ABILITY TO SUE WOULD NEGATIVELY AFFECT THE COMPANY'S BUSINESS.

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

THE COMPANY'S NEED FOR INFORMATION ABOUT A CASE MAY HAVE A NEGATIVE IMPACT ON ITS OUTCOME.

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

THE COMPANY'S BUSINESS MAY BE COPIED BY COMPETITORS AS THERE ARE FEW IF ANY BARRIERS TO COMPETITION.

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

THE COMPANY'S BUSINESS IS DEPENDENT ON KEY PERSONNEL.

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

EXERCISE OF OPTIONS AND WARRANTS WILL DILUTE EXISTING STOCKHOLDERS AND COULD DECREASE THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

      As of June 30, 2004 the Company had issued and outstanding 17,019,236 shares of common stock, outstanding options to purchase 3,060,833 additional shares of common stock, and warrants to purchase 3,500,000 additional shares of common stock. The existence of such options and warrants may adversely affect the market price of the Company's common stock and the terms under which the Company obtains additional equity capital.

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

ITEM 3.           CONTROLS AND PROCEDURES

      Management, including the principal executive officer, who is also the principal financial officer, conducted an evaluation of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer, who is also the principal accounting officer, concluded that the Company's disclosure controls and procedures are adequate and effective.

      During the quarterly period covered by this report, there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

            The Company was a nominal defendant in a shareholders' derivative action filed in the Superior Court of the State of California for the County of San Diego. The plaintiffs, as shareholders of Asia Web before the reverse acquisition, have sued the individual defendants, former officers including Michael Schaffer, alleging that they converted to personal use certain corporate assets and are seeking to have the individual defendants return the assets to the Company. The Company was a "nominal" defendant and no relief was being sought against the Company in this action.


      In June 2004, the court entered an order dismissing the lawsuit without prejudice. The dismissal followed a determination by a special litigation committee comprised of disinterested directors that the pursuit of the litigation was not in the best interests of the corporation


            As a result of the lawsuit, a dispute arose between the Company and a former officer, Michael Schaffer, with respect to Mr. Schaffer's claim for indemnification for legal fees incurred in defending himself in the lawsuit. The Company entered into a settlement agreement with Mr. Schaffer on June 25, 2003 whereby the Company agreed to: (i) grant 18 month options to Mr. Schaffer to purchase 250,000 shares of common stock at an exercise price of $0.30 only if the market price for the Company's common stock exceeds $0.65 for two consecutive trading days during the term of the option, and (ii) pay $70,000 in monthly payments of $10,000 commencing October 2003. The expense related to this settlement was recorded by the Company in June 2003. The Company asserted a breach to this settlement agreement and ceased making payments there under in November 2003. The Company renegotiated this agreement in April 2004 which modified the payment terms such that the remaining balance due of $60,000 shall be deferred until the Company was successful in obtaining an additional $5.0 million dollars in equity financing, at which time the balance shall be paid in six monthly installments of $10,000 each. In addition, the exercise price for the options to purchase 250,000 shares of common stock was increased from $0.30 to $0.50 and is exercisable only if the market price for the Company's common stock exceeds $0.85 per share and must be exercised if the market price for the Company's common stock exceeds $1.10 per share.

            The Company was served with a complaint in May 2004 filed in the Los Angeles Superior Court, Central District, from an unrelated third party asserting securities fraud, fraud, breach of contract and unfair business practices against the Company and seeking damages of $65,000. The plaintiff claims that she had loaned the Company the sum of $40,000 pursuant to a verbal agreement and was promised repayment within 45 days plus a 25% profit. The funds were utilized by the Company for a non-recourse advance which the Company was unable to recover and the principal amount of this obligation is included in loans payable-unrelated parties on the Company's balance sheet. The Company has made offers to settle this matter and believes the ultimate outcome will not have a material impact on the Company's financial condition.

            In addition to the foregoing, the Company has received notice of several other potential claims none of which the Company considers material.

ITEM 5.     OTHER INFORMATION

            On July 21, 2004, Edwin S. Baldwin was named to the Board of Directors and appointed CEO/CFO, replacing interim CEO/CFO Harvey Bibicoff, who remains on the Board and who was named to the Executive Committee. In addition, the Board accepted the resignations of Directors Eric A. Alden and Thomas G. Brown.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         None

(a) EXHIBITS

      31    CEO  and  CFO   Certification   Pursuant   To  Section  302  Of  The
            Sarbanes-Oxley Act Of 2002..
      32    CEO  and  CFO   Certification   Pursuant   To  Section  906  Of  The
            Sarbanes-Oxley Act Of 2002.

(b) REPORTS ON FORM 8-K

      None.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASE FINANCIAL, INC.

By:      /s/
         -----------------------------------
         Edwin S Baldwin
         Chief Executive Officer
         (Principal Executive Officer)
Date: August 16, 2004

By:      /s/
         -----------------------------------
         Edwin S Baldwin
         Chief Financial Officer
         (Principal Accounting Officer)
Date: August 16, 2004