Form 10KSB
period 2004-09-30
CASE FINANCIAL INC
filed 2005-02-01
CIK 1096841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE ANNUAL PERIOD ENDED SEPTEMBER 30, 2004

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

               5950 La Place Court, Suite 155, Carlsbad, CA 92008
               --------------------------------------------------
                    (Address of principal executive offices)
                                       -

                                 (760) 804-1449
                                 --------------
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                         -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year. $738,376

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

As of December 31, 2004 there were 17,019,236 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [_] No [X]

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, but are not limited to, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                                TABLE OF CONTENTS

      PART I

      Item 1  Description of Business.........................................1
      Item 2. Description of Property.........................................5
      Item 3. Legal Proceedings...............................................5
      Item 4. Submission of Matters to a Vote of Security Holders.............6

      PART II

      Item 5. Market for Common Equity , Related Stockholder Matters, and Small
              Business Issuer Purchases of Equity Securities..................6
      Item 6. Management's Discussion and Analysis or Plan of Operation.......8
      Item 7. Financial Statements...........................................19
      Item 8. Changes in and Disagreements With Accountants on Accounting and
               Financial Disclosure .........................................42
      Item 8A. Controls and Procedures.......................................42
      Item 8B. Other Information.............................................43

      PART III

      Item 9.  Directors, and Executive Officers of the Registrant...........43
      Item 10. Executive Compensation........................................45
      Item 11. Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters...............................46

      Item 12. Certain Relationships and Related Transactions................47

      Item 13.  Exhibits and Reports.........................................49

      Signatures.............................................................49

      Exhibit Index..........................................................50

      Certifications.........................................................51

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We were originally incorporated as Asia Web Holdings, Inc. ("Asia Web") on August 26, 1983 in British Columbia, Canada. In September 1993, we domesticated under Section 388 of the Delaware General Corporation Law. Since our incorporation, we have been in several different businesses; however, Asia Web had not had any significant operations since its fiscal year ended August 31, 2001. On March 12, 2002, we entered into a definitive Asset Purchase Agreement (the "Agreement") with Case Financial, Inc., a private California corporation, wherein we purchased certain assets and the entire business operations of Case Financial, Inc. and its wholly owned subsidiary Case Financial Funding, Inc. (hereinafter referred to as "Old CFI"), and Case Financial, LLC (a California Limited Liability Company related through common ownership, and hereinafter referred to as "LLC") (together hereinafter referred to as "Old Case"), for up to 9,475,000 shares of our common stock, 5,000,000 of which were reserved for issuance to note holders of Old Case at $0.50 per share for the 60 days following closing. We secured over 51 percent approval from 19 of our shareholders. In addition, commencing March 15, 2002, we began managing the liquidation of the existing portfolios of Old Case pursuant to a Service Agreement entered into in connection with the asset purchase transaction, for a management fee equal to 15 percent of the gross amounts collected by us on behalf of Old CFI. Also, on March 15, 2002, Mr. Michael Schaffer resigned as an officer and director, and Mr. Eric Alden, the President of Old CFI, was appointed the new Chief Executive Officer and a director of the Company. As of March 15, 2002, we assumed all future operations of the Old Case business, including the hiring of Old CFI's 13 employees.

The asset purchase transaction closed on May 24, 2002, at which time we issued 3,100,000 shares of our common stock to Old CFI, including an investment banking fee of 480,000 shares valued at $216,000, and exchanged 1,750,700 shares of common stock for notes receivable from Old CFI in the face amount of $835,000 plus accrued interest of $40,350. These notes are unsecured, due on demand, bear interest at 12% - 18% per annum, and are subordinate to $2,200,000 in secured indebtedness of Old CFI. We also purchased 100% of the members' interest in Case Financial, LLC for 150,000 common shares valued at $67,500 and $700,000 in 8% subordinated promissory notes. At that date, the principal amount of investments in contracts outstanding held by LLC and acquired by us was $471,460, net of a reserve for contract losses of $117,865. The transaction has been accounted for as a reverse acquisition.

Lastly, all of our former directors resigned in favor of new directors, and 1,825,000 common shares were approved for issuance to new management, certain new directors and consultants.

At the closing, management, shareholders and note holders of Old Case held or had the right to receive an aggregate of 6,825,700 common shares representing approximately 44% of our then outstanding common stock.

In May 2002, Asia Web changed its name to Case Financial, Inc and changed its fiscal year end to September 30. The Company has carried on the historical business of Old Case since that date.

In November 2002, Case Capital Corporation was formed and in April 2003, Case Capital Corporation became a licensed California finance lender. Case Financial, Inc. and its subsidiaries, Case Financial, LLC, and Case Capital Corporation are hereinafter referred to collectively as "Case" or the "Company".

OVERVIEW

Case's business is to provide pre-settlement and post-settlement litigation funding services to attorneys (and, previously, plaintiffs) involved in personal injury and other contingency litigation, conducted primarily within the California courts.

Our funding services have included advances to attorneys and previously, plaintiffs, which are non-recourse, meaning that the investment principal, success fees and interest are repaid only when the case is settled or favorably adjudicated in court. These investments are collateralized solely by the potential proceeds of underlying litigation. We record such advances as investments in contracts.

In April 2003, Case Capital Corporation became a licensed California finance lender and began marketing two primary loan programs. The first program involves making interest-bearing short-term collateralized loans (Recourse Bridge Loan Program) to attorneys for cases which have settled but are awaiting disbursement of settlement proceeds. We charge loan fees in connection with these loans. In addition, interest is charged on these loans if they are not repaid by a specified date. These term loans are typically recourse and collateralized by the proceeds of the case as well as the assets of the borrowers, typically law firms and attorneys, and personal guarantees from the attorneys. We perform an internal underwriting as to the adequacy of the collateral. These loans are recorded as Loans Receivable.

Also during 2003, Case Capital Corporation began entering into credit agreements with attorneys (L.E.G.s(TM) Program). Advances under this loan program are non-recourse, meaning that the principal, success fees and interest are repaid only when the case is settled successfully or favorably adjudicated in court. We record advances under this loan program as investments in contracts to reflect their higher risk and non-recourse characteristics.

Since its inception in 1998, Case (and Old Case) has incurred operating losses in every quarter. Since the reverse acquisition, net losses have exceeded $7,000,000. In February 2004, we appointed Harvey Bibicoff interim Chief Executive Officer and interim Chief Financial Officer and accepted the resignation of Eric Alden as Chief Executive Officer and Chief Financial Officer. Also in February 2004, Clifford R. Evans was appointed as Chairman of the Board of Directors, replacing Mr. Alden who remained as a director, and three other new directors were appointed replacing two director positions previously held by members of management and filling a vacant position. In March 2004, in conjunction with the foregoing changes we implemented with respect to our senior management and our Board of Directors, we obtained a secured short term bridge loan from the Canadian Commercial Workers Industrial Pension Plan ("CCWIPP") and obtained deferrals on other debt obligations while we sought additional capital which we were unable to obtain. In June 2004, the Board of Directors appointed Ed Baldwin a director as well as our Chief Executive Officer and Chief Financial Officer to develop a new strategy for our litigation financing business as well as assist us in our efforts to raise additional capital.

On October 7, 2004, five directors resigned including the Chairman, Clifford Evans as well as Harvey Bibicoff, William Polley and John Irvine. In addition, Ed Baldwin resigned his position as CEO, CFO, and director. Gordon Gregory continued as a director. At the same Board of Directors meeting, four new directors were appointed to fill all but one of the seats to be vacated including Michael Schaffer, Lawrence Schaffer, William Rapaglia and Waddy Stephenson. Effective as of the adjournment of the meeting, Michael Schaffer, previously Chairman of the Board and Chief Executive Officer of our Company from April 1994 to March 2002, was elected as the new Chairman of the Board of Directors. At a second Board of Directors meeting several days later, Michael Schaffer was appointed Chief Executive Officer. Further, newly appointed director Lawrence Schaffer was appointed Chief Financial Officer and President; director William Rapaglia was appointed Chief Operating Officer; and director Waddy Stephenson as Corporate Secretary.

The new Board of Directors and management is conducting a full investigation of the finances of Case over the past several years, as well as evaluate the viability of our litigation financing business and, if determined not viable, seek out new business opportunities.

In November of 2004 the company received a letter from a law firm representing a large shareholder of the corporation demanding the Company undertake an investigation into, among other things the asserted negligence of certain officers and directors. Management believes that this demand is being addressed through its ongoing investigation.

REVENUE GENERATION AND RECOGNITION

Contract fee income from investments in contracts is recognized once collection is assured, usually upon receipt of cash, after a case is settled or favorably adjudicated. Selling commissions are expensed as incurred. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed, abandoned, or settled for an amount less than the Company's investment.

We also participate in and service investments in contracts with third party investors. At times, we participate in these investments. In the case of these third party investments, we receive a success fee equal to a percentage of the income generated upon successful resolution of the underlying case, at which time revenue is recorded. These third party investments are collateralized by specifically identified investments in contracts and are repayable to the investor only upon successful resolution and collection on the underlying case, along with the fees earned, less our agreed upon success fee. Third party investors bear financial risk with respect to the underlying investment in a contract in relation to their proportionate interest in the principal advanced for such contract. These advances from third party investors are recorded as loans payable, non recourse. Contract fees are presented net of amounts paid to third party participants.

We establish an allowance for investments in contracts and loans receivable that may become uncollectible. These allowances are maintained at a level which, in our management's judgment, is adequate to absorb losses in the contract investment portfolio. In conjunction with new management's investigation of our Company's finances, outside counsel has been retained to pursue collection on the majority of our portfolio of investments in contracts and loans receivable and the allowance for uncollectible balances for both loans receivable and investments in contracts has been increased to an amount equal to the principal and accrued revenue balances outstanding, excluding amounts attributable to third party fundings, less collections to date.

No allowance is recorded for investments in contracts or loans receivable to the extent funded through third party investments as the risk of loss is born by the investor and, in the event of such loss, the loans payable non recourse accounts would be reduced pro rata with the loss recorded.

Loan fees and interest, net of direct costs, charged on loans receivable with terms in excess of ninety (90) days are deferred and amortized over the life of the related loan using the effective interest method. Loan fees on short term loans are generally recognized over the term of the loan. Interest on these loans is accrued as earned.

We earn service fees from a contract entered into with two entities including the prior Case Financial, Inc. and its affiliate, Case Financial Funding, Inc ("Old CFI"). The Company manages Old CFI's portfolios of investments for a fee equal to 15% of gross amounts collected on its behalf.

INDUSTRY OVERVIEW AND COMPETITION

To date, we have focused our efforts on the personal injury litigation market, and limited operations principally to state and federal litigation conducted within the State of California. Unlike attorneys who bill hourly for their legal services, plaintiff attorneys in personal injury litigation work on a contingency basis and routinely fund the cost of litigation themselves. Expert witnesses are essential in the process of litigating a personal injury case, and can cost several thousand dollars per expert per case. Accordingly, a plaintiff attorney's ability to maximize the value of a case is based in part on their ability to fund the case. In addition, plaintiff attorneys are often obligated to provide funds to their clients for living and other expenses while awaiting settlement. In order to satisfy their clients' needs, they may be forced to settle a client's claim at a lesser amount, advance their own funds to clients without the lawful ability to charge interest, or risk losing clients to other attorneys who will advance funds.

Commercial banks rarely lend money to trial lawyers, primarily due to the fact that the collateral supporting the loans is contingent upon the outcome of cases. Bank regulators assign zero loan value to contingent collateral. Therefore, unless the law firm and its owners have significant net worth separate and apart from the firm's case inventory, the bank cannot justify large loans to finance case development costs. A secondary impediment to bank financing is that the banks normally view trial lawyers as potential adversaries in litigation, making it unappetizing to fund expenses associated with litigation.

Little competition currently exists in pre-settlement and post-settlement litigation funding services to attorneys. In the California personal injury litigation market, we face competition from the following companies: LitFunding Corporation (currently in bankruptcy proceedings), Core Funding Group LP, Law Finance Group Inc., Oasis Legal Funding, and ExpertFunding.com Corporation.

Another potential source of competition comes from upstream law firms. For years, the standard practice in case development finance has been for cash-starved firms to borrow money from the largest and most successful law firms. Therefore, the rates of interest to be charged by us may be more attractive than financing from upstream law firms.

BUSINESS OPERATIONS AND STRATEGY

The process of underwriting risk and monitoring progress on cases funded is a critical component to the business of litigation funding services. Prior to October 2004, we managed these functions through our internal staff managed by our Vice President of Underwriting, an attorney licensed to practice in California. In June 2004, a new Chief Executive Officer, Ed Baldwin, was retained and who, during the quarter ended September 30, 2004, began a review of the status of all outstanding cases and law firms with whom we had made advances and loans. In the course of this review, it became apparent that significant improvements were needed both in the underwriting of individual cases as well as underwriting the credit worthiness of certain of the attorneys to whom we had made advances and loans. As a result, our allowance for contract losses for both loans receivable and investments in contracts has been increased to an amount equal to the principal and accrued revenue balances outstanding as of September 30, 2004 on all non third party funded loans receivable and investments in contracts less collections to date. (See Item 8A; Controls and Procedures)

In October 2004, Ed Baldwin resigned as CEO in addition to his positions of CFO and director and four other directors also resigned. At the same meeting, four new directors were appointed to fill all but one of the seats to be vacated. Effective as of the adjournment of the meeting, Michael Schaffer, previously Chairman of the Board and Chief Executive Officer of our Company from April 1994 to March 2002, was elected as the new Chairman of the Board of Directors. At a second Board of Directors meeting several days later, Michael Schaffer was appointed Chief Executive Officer of the Company. Further, newly appointed directors Lawrence Schaffer was appointed Chief Financial Officer and President; director William Rapaglia was appointed Chief Operating Officer; and director Waddy Stephenson as Corporate Secretary.

In conjunction with new management's investigation of our finances, outside counsel has been retained to pursue collection on the majority of our portfolio of investments in contracts and loans receivable. In October, 2004,we terminated all of our employees with the exception of its CEO, CFO and bookkeeper.

SALES AND MARKETING

During the year ended September 30, 2004, our sales and marketing activities were significantly restricted given the limited resources available for new loans and investments. Future sales and marketing activities will be contingent upon new management's assessment of the viability of the existing business model.

CUSTOMERS

 As of September 30, 2004 and September 30, 2003, one law firm customer represented approximately 45% and 25%, respectively, of the portfolio of investments in contracts and loans receivable. For the year ended September 30, 2004, another law firm represented approximately 15% of the total revenue for the period. For the year ended September 30, 2003, one law firm represented approximately 23% of the total revenue for the period.

EMPLOYEES

At September 30, 2004, we had eight full-time employees and one part-time employee. Our employment agreements and their terms are described in our discussion entitled "Directors, Executive Officers, Promoters and Control Persons - Employment Agreements." None of the employees are covered by a collective bargaining agreement. In October, 2004, we terminated all of our employees with the exception of our CEO, CFO and bookkeeper.

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

ITEM 2. DESCRIPTION OF PROPERTY

Through October 31, 2004 the Company subleased approximately 3,565 square feet of offices located at 15060 Ventura Boulevard, Suite 240, Sherman Oaks, California, 91403. These facilities were leased at a monthly rental of $6,774, which expired on September 30, 2004. As of November 1, 2004, the Company leased a new office located at 5950 La Place Court, Suite 155, Carlsbad, California 92008. These facilities were leased at a monthly rental of $1,926 for the initial twelve months and $1,980 for the second twelve months. This lease expires on October 31, 2006.

ITEM 3. LEGAL PROCEEDINGS

The Company was served with a complaint in May 2004 filed in the Los Angeles Superior Court, Central District, Case Number BC 316068, from an unrelated third party asserting securities fraud, fraud, breach of contract and unfair business practices against the Company and seeking damages of $65,000. The plaintiff claims that she had loaned the Company the sum of $40,000 pursuant to a verbal agreement and was promised repayment within 45 days plus a 25% profit. The funds were utilized by the Company for a non-recourse advance which the Company was unable to recover and the principal amount of this obligation is included in non recourse loans payable-unrelated parties on the Company's balance sheet. The Company has made offers to settle this matter and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $25,000 as of September 30, 2004 as general and administrative expenses for this potential claim.

The Company was served with a complaint in February 2004 filed in the Los Angeles Superior Court, Northwest District, Case Number LC 067786, naming the Company and Harvey Bibicoff, a former director of the Company, as co-defendants in a case against Old CFI claiming a breach of a promissory note by Old Case and asserting fraud seeking damages of $140,000 plus attorneys fees and punitive damages. The Company is defending this suit and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $140,000 as of September 30, 2004 as general and administrative expenses for this potential claim.

The Company was served with a complaint in October 2004 filed in the San Diego Superior Court, North County District, Case Number GIN040080 from an attorney who had represented the Company on a previous legal matter for contract, breach of contract, common counts, imposition and foreclosure of attorneys' lien, injunctive relief and declaratory relief seeking damages in the amount of $31,741.32 for legal services rendered. The Company believes the amount sought to be in excess of the fair value of the services rendered and is defending this suit. The full amount of the claim asserted by the plaintiff in this matter has been recorded in the Company's books as legal expense as of September 30, 2004.

The Company is in default on all of its recourse debt obligations as described in Notes 4 and 5 and, although no formal demands for payment have been made by any of the lenders, there is no assurance that such demand will not be made in the future and that the Company will be able to resolve such demands.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock is traded on the Over the Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "CSEF." Prior to June 4, 2002, the Common Stock was traded on the OTC Bulletin Board under the symbol "AWHI." The following table sets forth the high and low trade prices of the Common Stock for the quarters indicated as quoted on the OTC Bulletin Board.

                                        2004                  2003
                                        ----                  ----
                                    HIGH     LOW          HIGH      LOW
                                    ----     ---          ----      ---
     First Quarter                  $0.25    $0.12        $0.54     $0.30
     Second Quarter                 $0.55    $0.15        $0.45     $0.20
     Third Quarter                  $0.51    $0.32        $0.30     $0.17
     Fourth Quarter                 $0.50    $0.11        $0.32     $0.12

As of December 31, 2004, there were approximately 418 holders of record of Common Stock.

We do not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

On March 8, 2004, we entered into a $500,000 secured loan agreement with CCWIPP, the same lender who had loaned $2.0 million to us in December 2002 and, a company for whom Clifford Evans, our former Chairman of the Board from February 2004 to October 2004, served as a director. As additional consideration for this loan, the Company issued 1,000,000 shares of its common stock to CCWIPP. The issuance of the stock was exempt from the registration provisions of the Securities Act of 1933, as amended, (the "Act") pursuant to Section 4(2) thereof.

On December 12, 2002, we issued and sold one Unit to CCWIPP for a total of $2 million. The Unit consisted of a promissory note in the amount of $2 million bearing interest at the rate of 12% per annum and warrants to purchase; (i) 2 million shares of common stock at an exercise price of $0.50, and (ii) 1 million shares of common stock at an exercise price of $0.80 per share. We paid a finder's fee in the amount of 10%, or $200,000, payable in 3 annual installments as well as warrants to purchase 200,000 shares of common stock at an exercise price of $0.50 per share. The finder's warrants expire four years from the date of grant. No forms of general solicitation or advertising were used in connection with the sale and issuance of the Unit. The issuance and sale of the Unit was exempt from the registration provisions of the Securities Act of 1933, as amended, (the "Act") pursuant to Section 4(2) thereof.

On December 6, 2002, we issued and sold a $50,000 promissory note to one unrelated accredited investor. The investor paid $50,000 in exchange for 3 year promissory notes bearing interest at the rate of 9.85% per annum and 3 year warrants to purchase 25,000 shares of common stock at an exercise price of $0.60 per share. We did not pay any placement agent fees or commissions in connection with the sale of the promissory note. No forms of general solicitation or advertising were used in connection with the sale and issuance of the promissory note. The issuance and sale of the note was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof. On January 1, 2003, we changed the notes to four year promissory notes bearing interest at the rate of 12% per annum and 4 year warrants to purchase 50,000 shares of common stock at an exercise price of $0.50 and 25,000 shares of common stock at an exercise price of $0.80.

From September 20, 2002 to December 5, 2002, we issued and sold a total of $150,000 of promissory notes to Red Sands LLC, an accredited investor who, in February 2004, was deemed a related party by virtue of its relationship with Clifford Evans, the newly appointed Chairman of the Board. The investor paid $150,000 in cash in exchange for 3 year promissory notes bearing interest at the rate of 9.85% per annum and 3 year warrants to purchase 75,000 shares of common stock at an exercise price of $0.60 per share. We paid a finder's fee of 5%, or $7,500 to one individual. No forms of general solicitation or advertising were used in connection with the sale and issuance of the promissory notes. The issuance and sale of the notes was exempt from the registration provisions of the Act pursuant to Section 4(2) thereof. On January 1, 2003, we changed the notes to four year promissory notes bearing interest at the rate of 12% per annum and four years warrants to purchase 150,000 shares of common stock at an exercise price of $0.50 and 75,000 shares of common stock at an exercise price of $0.80.

EQUITY COMPENSATION PLAN INFORMATION

During the year ended September 2003, we granted 990,000 options to purchase our common stock to management and employees at an exercise prices ranging from $0.20 to $0.45 per share with vesting periods either immediately vested (290,000 options) or vesting in three years ( 700,000 options). During the year ended September 30, 2004, no additional options were granted and 386,667 options were cancelled as a result of employee terminations prior to vesting, including 204,167 options which were cancelled pursuant to the termination agreement with Eric Alden.

During the year ended September 30, 2003, we granted 550,000 options to purchase our common stock to directors as compensation for attendance at Board of Director meetings at an exercise prices ranging from $0.20 to $0.45 per share which vest over a twelve month period. During the year ended September 30, 2004, no additional options were granted to directors and 150,000 options were cancelled as a result of board resignations prior to vesting.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

FORWARD LOOKING STATEMENTS

The following "Management's Discussion and Analysis or Plan of Operation" includes "forward looking statements." All statements other than statements of historical fact made in this Form 10-KSB are forward-looking. In particular, any statements made in this Form 10-KSB regarding industry prospects or our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. The forward-looking statements contained herein are subject to a variety of risks and uncertainties, including those discussed above under the heading "Factors That May Affect Future Results" and elsewhere in this Annual Report on Form 10-KSB that could cause actual results to differ materially from those anticipated by us. Our actual results may differ significantly from our expectations.

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

Our funding services have included advances to attorneys and previously, plaintiffs, which are non-recourse, meaning that the investment principal, success fees and interest are repaid only when the case is settled or favorably adjudicated in court. These investments are collateralized solely by the potential proceeds of underlying litigation. We record such advances as investments in contracts.

In April 2003, Case Capital Corporation became a licensed California finance lender and began marketing two primary loan programs. The first program involves making interest-bearing short-term collateralized loans (Recourse Bridge Loan Program) to attorneys for cases which have settled but are awaiting disbursement of settlement proceeds. We charge loan fees in connection with these loans. In addition, interest is charged on these loans if they are not repaid by a specified date. These term loans are typically recourse and collateralized by the proceeds of the case as well as the assets of the borrowers, typically law firms and attorneys, and personal guarantees from the attorneys. These loans are recorded as Loans Receivable.

Also during 2003, Case Capital Corporation began entering into credit agreements with attorneys (L.E.G.s(TM) Program). Advances under this loan program are non-recourse, meaning that the principal, success fees and interest are repaid only when the case is settled successfully or favorably adjudicated in court. We record advances under this loan program as investments in contracts to reflect their higher risk and non-recourse characteristics.

Since its inception in 1998, Case (and Old Case) has incurred operating losses in every quarter. Since the reverse acquisition, net losses have exceeded $7,000,000. In February 2004, we appointed Harvey Bibicoff interim Chief Executive Officer and interim Chief Financial Officer and accepted the resignation of Eric Alden as Chief Executive Officer and Chief Financial Officer. Also in February 2004, Clifford R. Evans was appointed as Chairman of the Board of Directors, replacing Mr. Alden who remained as a director, and three other new directors were appointed replacing two director positions previously held by members of management and filling a vacant position. In March 2004, in conjunction with foregoing changes we implemented with respect to our senior management and our Board of Directors, we obtained a secured short term bridge loan from the Canadian Commercial Workers Industrial Pension Plan ("CCWIPP") and obtained deferrals on other debt obligations while we sought additional capital which we were unable to obtain. In June 2004, the Board of Directors appointed Ed Baldwin a director as well as our Chief Executive Officer and Chief Financial Officer to develop a new strategy for our litigation financing business as well as assist us in our efforts to raise additional capital.

At a Board of Directors meeting held October 7, 2004, Ed Baldwin resigned as a director in addition to his positions of Chief Executive Officer and Chief Financial Officer. At the same meeting, the Board appointed Waddy Stephenson as a director to fill a vacant seat on the Board. In addition, also at the same meeting, Michael A. Schaffer, William J. Rapaglia and Lawrence C. Schaffer were appointed as directors to fill the seats to be vacated by Clifford R. Evans, John Irvine and William Polley, who submitted resignations from the Board of Directors effective as of the adjournment of the meeting and Michael Schaffer was elected as the new Chairman of the Board of Directors. Also resigning as a director at the same meeting was Harvey Bibicoff.

At a Board of Directors meeting held October 12, 2004, Chairman Michael Schaffer was appointed as our Chief Executive Officer. Further, director Lawrence Schaffer was appointed Chief Financial Officer and President, replacing Gary Primes as President; director William Rapaglia was appointed Chief Operating Officer; and director Waddy Stephenson replaced Gary Primes as Corporate Secretary.

The new Board of Directors and management intends to conduct a full investigation of the finances of Case over the past several years, as well as evaluate the viability of our litigation financing business and, if determined not viable, seek out new business opportunities.

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

The process of underwriting risk and monitoring progress on cases funded is a critical component to the business of litigation funding services. Prior to October 2004, we managed these functions through our internal staff managed by our Vice President of Underwriting, an attorney licensed to practice in California. In June 2004, a new Chief Executive Officer, Ed Baldwin, was retained and who, during the quarter ended September 30, 2004, began a review of the status of all outstanding cases and law firms with whom we had made advances and loans. In the course of this review, it became apparent that significant improvements were needed both in the underwriting of individual cases as well as underwriting the credit worthiness of certain of the attorneys to whom we had made advances and loans. As a result, our allowance for contract losses for both loans receivable and investments in contracts has been increased to an amount equal to the principal and accrued revenue balances outstanding as of September 30, 2004 on all non third party funded loans receivable and investments in contracts less collections to date.

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

In addition to contract fees from investments in contracts, we also service investments in contracts on behalf of third party investors in exchange for a success fee equal to 25% to 50% of the income generated upon successful resolution of the underlying case. These third party investments are collateralized by specifically identified investments in contracts and are repayable to the investor only upon successful resolution and collection of the underlying case, along with fees equal to 50% to 75% of the amount earned. Contract fees are presented net of amounts paid to third party participants.

Fees and interest, net of direct costs, charged on our recourse loan programs with terms in excess of ninety (90) days are recorded as contract fee income and deferred and amortized over the life of the related loan using the effective interest method. Loan fees on recourse short term loans are generally recognized over the term of the loan. Interest on these recourse loans is accrued as earned.

We establish an allowance for investments in contracts that may become uncollectible. The allowance for contract investment losses is maintained at a level, which in the judgment of management is adequate to absorb principal losses in the contract investment portfolios. The amount of the allowance is based on trends in historical loss experience, and exceeds the amount experienced on resolved cases.

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

Trends and Uncertainties:

The principal uncertainties we face are access to adequate capital to either rebuild our litigation finance business with significant modifications or seek other business opportunities.

RESULTS OF OPERATIONS

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

Total Revenues

Total revenues consisting of contract fees, participations from third party investments in contract, and service fees aggregated $738,376 for the year ended September 30, 2004 compared with $527,908 for the year ended September 30, 2003 an increase of $ 210,468 or 40%.

Contract Fees

Contract fee revenues were $688,813 for the year ended September 30, 2004 as compared to $468,389 for the year ended September 30, 2003, an increase of $220,424, or 47%. Contract fees are presented net of amounts paid to third party participants.

Contract fee revenue is directly related to the principal amount of successful case resolutions as well as the length of time the related investment in contract has been outstanding. The increase in contract fee revenues for the year ended September 30, 2004 is attributable to our realization of revenues from cases that were initiated after May 24, 2002 with capital provided by the reverse acquisition as opposed to the year ended September 30, 2003, during which period we had limited time to realize revenue from new cases initiated subsequent to the reverse acquisition.

Service Fees

Service fee revenues for the year ended September 30, 2004 were $49,563 as compared to $59,519 for year ended September 30, 2003, a decrease of $9,956, or 17%. Service fees are based upon collections from the portfolios of Old CFI under management by us and are anticipated to decline as this portfolio matures.

Customer Concentrations

As of September 30, 2004 and September 30, 2003, one law firm customer represented approximately 45% and 25%, respectively, of the portfolio of investments in contracts and loans receivable. For the year ended September 30, 2004, another law firm represented approximately 15% of the total revenue for the period. For the year ended September 30, 2003, one law firm represented approximately 23% of the total revenue for the period.

Operating Costs and Expenses:

Operating costs and expenses consist of provision for losses on investments in contracts, general and administrative expenses, sales and marketing expenses, and provision for impairment of notes and other receivables from affiliate.

Provision for Losses on Investments in Contracts

Fee income is recognized when a case is settled or favorably adjudicated. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed or settled for an amount less than our investment. We have established an allowance for investments in contracts that may become uncollectible.

The process of underwriting risk and monitoring progress on cases funded is a critical component to the business of litigation funding services. Prior to October 2004, we managed these functions through our internal staff managed by our Vice President of Underwriting, an attorney licensed to practice in California. In June 2004, a new Chief Executive Officer, Ed Baldwin, was retained and who, during the quarter ended September 30, 2004, began a review of the status of all outstanding cases and law firms with whom we had made advances and loans. In the course of this review, it became apparent that significant improvements were needed both in the underwriting of individual cases as well as underwriting the credit worthiness of certain of the attorneys to whom we had made advances and loans. As a result, our allowance for contract losses for both loans receivable and investments in contracts has been increased to an amount equal to the principal and accrued revenue balances outstanding as of September 30, 2004 on all non third party funded loans receivable and investments in contracts less collections to date. The provision for losses on investments in contracts was $452,605 for the year ended September 30, 2004 compared with $300,800 for the year ended September 30, 2003, an increase of $ 151,805 or 50%.

Impairment of Notes Receivable

During the year ended September 30, 2003, we recognized an impairment loss of $635,000 on our notes receivable from Old CFI in the principal amount of $833,209 which were acquired in connection with the reverse acquisition, representing all but approximately $23,000 principal on secured loans bringing the total impairment allowance on these notes receivable to $810,000. As of September 30, 2004, an impairment loss was recognized for this $23,000 as well. The unsecured notes are subordinated to $2,200,000 secured indebtedness of Old CFI. The ability of Old CFI to service and retire the notes held by us is conditioned upon two primary factors: i) the collectability of the portfolio of investments of Old CFI retained by Old CFI, and ii) the value of 2,620,000 shares of our common stock, valued at $0.08 per share as of December 31, 2004 held by Old CFI. In connection with our obligation to manage the Old CFI portfolio, we regularly review the collectability of each investment in the portfolio. As a result of the most current review, management believes that an increase in the estimate of future contract losses of the Old CFI portfolio is appropriate. As such, we estimate of the fair value of the assets of Old CFI would be insufficient to retire all of its indebtedness, including the notes and the other receivables held by us.

General and Administrative

General and administrative costs and expenses were $1,597,391 for the year ended September 30, 2004 compared with $1,884,802 for the year ended September 30, 2003 for year ended September 30, 2003, a decrease of $287,411 or 15%.

The decrease in general and administrative costs and expenses for year ended September 30, 2004 as compared with the year ended September 30, 2003 is primarily attributable to significant reductions in legal costs as a result of completing development of our core loan programs. This decrease was offset by the accrual of $165,000 in expenses for potential claims related to two litigation matters (See: Item 3. Legal proceedings) Further, we have taken significant steps to decrease administrative overhead costs through personnel and management cost reductions. In addition, in conjunction with the our L.E.G.s program, a ten (10) % fee is collected from certain clients at the inception of a new client enrollment which is recorded as an offset to general and administrative underwriting costs. These offsets totaled $30,850 for the year ended September 30, 2004. In October 2004, we terminated all employees except for the CEO, CFO and a bookkeeper as well as relocated to less expensive office facilities which will minimize general and administrative costs for the coming year.

Sales and Marketing

Sales and marketing expenses were $228,471 for the year ended September 30, 2004 compared with $504,741 for the year ended September 30, 2003, a decrease of $276,270 or 55%. The decrease is primarily from a reduction in sales personnel, marketing consultants, advertising and promotional costs as we continued our efforts to reduce operating losses and cash expenditures.

Other Income (Expense):

Interest Income

Interest income was $530 for the year ended September 30, 2004 compared with $3,509 for the year ended September 30, 2003, a decrease of $2,979 or 85%.

Interest income is derived from interest earned on bank deposits. As our cash resources have diminished interest income has decreased as well.

Interest Expense

Interest expense was $389,183 for the year ended September 30, 2004 compared with $278,242 for the year ended September 30, 2003, an increase of $110,941, or 40%. Interest expense on related party indebtedness aggregated $140,392 for the year ended September 30, 2003 compared with $294,902 for the year ended September 30, 2002.

The increase in interest expense for the year ended September 30, 2004 compared with the year ended September 30, 2003 results primarily from the interest expense attributable to the $2,000,000 12% note payable agreement entered into in December 2002 with the Canadian Commercial Workers Industrial Pension Plan ("CCWIPP), a related party in that Clifford Evans, our then Chairman of the Board, was also a director of CCWIPP, the additional borrowings from various related parties used for the expansion of our Recourse Bridge Loan Program, as well as the interest expense attributable to the $500,000 secured term loan from CCWIPP in March 2004.

Non-Cash Finance Expense

Non-cash finance expenses were $599,057 for the year ended September 30, 2004, as compared with $98,802 during the year ended September 30, 2003, an increase of $500,255.

Non-cash finance expenses represent amortized costs of common stock, options and warrants granted in conjunction with financing transactions. The principal reason for the increase in non-cash finance charges for the year ended September 30, 2004 is the amortization of costs in the amount of $450,000 associated with granting of 1.0 million shares of our common stock as additional consideration for the $500,000 secured term loan from CCWIPP in March 2004 as well as the additional costs associated with the repricing of the 1.0 million warrants from $0.80 to $0.50 each as additional consideration for the six month interest moratorium granted on the $2,000,000 note payable to CCWIPP.

Legal Settlement Income and Expense

During the year ended September 30, 2003, we received $274,866 in legal settlements and paid $125,862 in settlement costs. There was no comparable legal settlement income or expense in the year ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

In their report dated December 19, 2004 on the financial statements for the fiscal year ended September 30, 2004, our independent auditors expressed substantial doubt about our ability to continue as a going concern. We have incurred net losses of $ $2,578,438 and $3,127,190 during the years ended September 30, 2004 and 2003, respectively. There was an accumulated deficit of $ 12,444,158 as of September 30, 2004, total liabilities exceeded total assets by $3,950,530 as of September 30, 2004. We have been experiencing cash flow problems and new management is evaluating whether the overall business model is sustainable or should be discontinued so we can pursue a different business strategy. Those conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

Our balance sheet at September 30, 2004 reflects cash of $33,383 compared to cash of $192,651 at September 30, 2003, a decrease of $159,268. Net cash used in operating activities was $956,973 for the year ended September 30, 2004 compared to $1,945,277 for the year ended September 30, 2003, a decrease in cash used in operating activities of $988,304. The decrease in cash used in operating activities is primarily attributable to our reduction in net loss of $753,752 which is net of the value of common stock issued in conjunction with the $500,000 secured term loan of $450,000.

..
Investment Activities

Net cash provided by investing activities for the year ended September 30, 2004 was $67,369 compared to net cash used by investing activities of $2,145,799 for the year ended September 30, 2003 a decrease of $ 2,213,168. This decrease was primarily attributable to our inability to advance funds for new investments in contracts resulting in a decrease in funds advanced of $2,485,497.

Financing Activities

Net cash provided by financing activities was $730,336 for the year ended September 30, 2004 as compared to $4,124,518 for the year ended September 30, 2003 a decrease of $3,394,182. The decrease was primarily attributable to the $2.0 million loan from CCWIPP and increases in third party investments in contracts of $1,951,080, both of which occurred in the year ended September 30, 2003 offset by a $500,000 secured loan from CCWIPP in March 2004 as described below. In March 2004, we entered into a $500,000 secured loan agreement with CCWIPP, the same lender who had loaned $2.0 million to us in December 2002 and, an organization for whom Clifford Evans served as a director. As additional consideration for this loan, we issued 1,000,000 shares of our common stock to CCWIPP, and as a result, CCWIPP is now deemed a related party in that their common stock ownership exceeds 5%.

Further, as of June 7, 2004, we entered into an agreement and mutual release with Eric Alden, our former CEO and Chairman of the Board, which included provisions for this former officer, director and shareholder to divest of the majority of his shares of our common stock. The new management, which assumed control as of October 7, 2004 is investigating the adequacy of the consideration and the legal validity of the release. Accordingly, we have reclassified various obligations due and owing Eric Alden and parties related to him totaling $315,000 from Loans Payable-Related Parties to Loans Payable, for net reclassification from Loans Payable to Loans Payable-Related Parties of $3,581,603.

We are in default on all of our recourse debt obligations and, although no formal demands for payment have been made by any of the lenders, there is no assurance that such demand will not be made in the future and that we will be able to resolve such demands.

In October, 2004, we terminated all of our employees with the exception of our CEO, CFO and bookkeeper. We have vacated our offices in Sherman Oaks, California and leased a smaller office space in Carlsbad, California and retained outside counsel to pursue collections of our existing contract investment portfolio.

Also in October 2004, we entered into an agreement with PCI LLC, a related party through its affiliation with CCWIPP, to assign administration and collection duties for $728,000 in loans to a single law firm for a group of similar cases, $658,000 of which have been funded through a third party investor. As of September 30, 2004, we had accrued revenue to accounts receivable of $206,338 on these cases. These funds were advanced over a seven-month period while the cases were in the process of settling. We had received notification that the settlements are now substantially complete on these cases however there have been numerous legal delays in obtaining final court approval for disbursement of funds. Further, we have increased our allowance for bad debts by $99,851 as of September 30, 2004 representing 100% of uncollected principal and accrued fees still outstanding for these cases.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated December 8, 2004 for the year ended September 30, 2004; our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans where possible. The going concern uncertainty in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

THE COMPANY'S REMAINING INVESTMENT PORTFOLIO MAY BE UNCOLLECTIBLE.

As a result of a review of the status of all outstanding cases and law firms with whom the Company had made advances and loans, it became apparent that significant improvements were needed both in the underwriting of individual cases as well as underwriting the credit worthiness of certain of the attorneys to whom the Company had made advances and loans. As a result, the Company's allowance for contract losses for both loans receivable and investments in contracts has been increased to an amount equal to the principal and accrued revenue balances outstanding as of September 30, 2004 on all non third party funded loans receivable and investments in contracts less collections to date.

THE COMPANY'S INABILITY TO COLLECT UPON JUDGMENT, ON A TIMELY BASIS OR AT ALL, WILL HAVE A NEGATIVE IMPACT ON ITS business.

The Company may not be able to collect upon the judgment recovery when and if it is paid to the plaintiff, or the Company may not be able to collect without bringing a legal action against the former plaintiff. In either event, the failure to collect or the necessity of legal action to collect can have an adverse impact on the Company's business, prospects and results of operations. The Company entered into an agreement with PCI LLC, a related party through its affiliation with CCWIPP, to assign administration and collection duties for $728,000 in loans to a single law firm for a group of similar cases, $658,000 of which have been funded through a third party investor. As of September 30, 2004, the Company had accrued revenue to accounts receivable of $206,338 on these cases. These funds were advanced over a seven-month period while the cases were in the process of settling. The Company had received notification that the settlements are now substantially complete on these cases however there have been numerous legal delays in obtaining final court approval for disbursement of funds. Further, the Company has increased its allowance for bad debts by $99,851 as of September 30, 2004 representing 100% of uncollected principal and accrued fees still outstanding for these cases.

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

EXERCISE OF OPTIONS AND WARRANTS WILL DILUTE EXISTING STOCKHOLDERS AND COULD DECREASE THE MARKET PRICE OF THE COMPANY'S COMMON STOCK.

As of September 30, 2004 the Company had issued and outstanding 17,019,236 shares of common stock, outstanding options to purchase 2,978,333 additional shares of common stock, and warrants to purchase 3,750,000 additional shares of common stock. The existence of such options and warrants may adversely affect the market price of the Company's common stock and the terms under which the Company obtains additional equity capital.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Case Financial, Inc.

We have audited the accompanying consolidated balance sheet of Case Financial, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2004 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Case Financial, Inc. and subsidiaries as of September 30, 2004, and the results of its consolidated operations and its cash flows for the year ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.


The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $12,444,158 of September 30, 2004 and has incurred a net loss of $2,578,438 for the year ended September 30, 2004. These factors as discussed in Note 12 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS
Huntington Beach, California
December 8, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Case Financial, Inc.

We have audited the consolidated statements of operations, stockholders' deficit, and cash flows for the year ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted out audit in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows, of Case Financial, Inc. and subsidiaries for the year ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company incurred net losses of $3,127,190 during the year ended September 30, 2003, there was an accumulated deficit of $9,865,720 as of September 30, 2003, total liabilities exceeded total assets by $1,962,102 as of September 30, 2003, and the Company has been experiencing cash flow problems. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GUMBINER SAVETT INC.

January 9, 2004
Santa Monica, California

                         CASE FINANCIAL INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET

                                                                                      September 30,
                                                                                           2004
                                                                                      --------------
ASSETS
     Cash & cash equivalents                                                               $  33,383

     Investments in contracts - net of allowance for contract losses of
       $462,737                                                                            1,765,167

     Loans receivable - net of allowance for bad debts of $99,851                            791,180

     Prepayments and other assets                                                            278,850

     Receivables related parties, and other assets, net of impairment allowance
       of $122,520                                                                                --

     Equipment, at cost, net of accumulated depreciation of $176,002                          20,780

     Notes receivable from affiliate, net of impairment allowance of $832,149                     --
                                                                                      ---------------
     TOTAL ASSETS                                                                        $ 2,889,360
                                                                                      ===============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

     Accounts payable and accrued expenses                                                 $ 850,036

     Non recourse loans payable - related parties                                          2,048,832

     Non recourse loans payable                                                              281,022

     Loans payable - related parties                                                       3,390,000

     Loans payable                                                                           270,000
                                                                                      ---------------
     TOTAL LIABILITIES                                                                     6,839,890

STOCKHOLDERS' DEFICIENCY

     Common stock, par value $0.001 per share,100,000,000 shares authorized,
       17,019,236 issued and outstanding                                                      17,019

     Paid-in-capital                                                                       8,476,609
     Accumulated deficit                                                                (12,444,158)
                                                                                      ---------------

     TOTAL STOCKHOLDERS' DEFICIENCY                                                      (3,950,530)
                                                                                      ---------------
     TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIENCY                                                       $ 2,889,360
                                                                                      ===============


   The accompanying notes are an integral part of these financial statements.

                                       CASE FINANCIAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year ended               Year ended
                                                                          September 30,            September 30,
                                                                              2004                     2003
                                                                          --------------           -------------
REVENUE
     Contract fees                                                        $     688,813            $    468,389
     Service fees, related parties                                               49,563                  59,519
                                                                          --------------           -------------

           TOTAL REVENUE                                                        738,376                 527,908
                                                                          --------------           -------------

OPERATING EXPENSES

     Provision for losses on investments in contracts                           452,605                 300,800

     Provision for impairment of notes and other receivables
     from affiliate                                                              13,237                 766,431
     General and administrative                                               1,637,105               1,884,802
     Sales and marketing                                                        228,471                 504,741
                                                                          --------------           -------------

        TOTAL OPERATING EXPENSES                                              2,331,418               3,456,774
                                                                          --------------           -------------
     LOSS FROM OPERATIONS                                                    (1,593,041)             (2,928,866)

OTHER INCOME (EXPENSE)
     Interest income                                                                530                   3,509
     Interest expense                                                          (389,183)               (278,242)
     Non cash finance expenses                                                 (599,057)                (98,802)
     Legal settlement - net of costs                                                 --                 175,211
     Miscellaneous Income                                                         2,314                      --
                                                                          --------------           -------------


        TOTAL OTHER INCOME (EXPENSE)                                           (985,396)               (198,324)
                                                                          --------------           -------------
     NET LOSS                                                               $(2,578,438)           $ (3,127,190)
                                                                          ==============           =============

     Net loss per common share - basic and diluted                          $     (0.15)         $        (0.20)
                                                                          ==============           =============
     Weighted average number of common shares - basic and
     diluted                                                                 16,603,929              15,561,108
                                                                          ==============           =============

   The accompanying notes are an integral part of these financial statements.


                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Year ended               Year ended
                                                                                        September 30,            September 30,
                                                                                            2004                     2003
                                                                                    ---------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $(2,578,438)             $(3,127,190)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                           38,134                   47,193
      Amortization of debt premium                                                          212,237                   75,828
      Provision for losses on investments in contracts                                      452,605                  300,800
      Impairment of notes receivable of affiliate                                                --                  766,431
      Common stock and options for compensation                                              94,351                  167,358
      Amortization of warrants issued with debt                                              45,659                   24,650
      Common Stock issued with debt                                                         450,000                       --
      Changes in operating assets and liabilities
          (Increase) decrease in prepayments and other assets                               (47,123)                (168,931)
          Increase (decrease) in accounts payable and accrued expenses                       375,602                  (31,416)
                                                                                         -----------              -----------
             Net cash used in operating activities                                         (956,973)              (1,945,277)
                                                                                         -----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of short-term investments                                                       --               (1,025,000)
        Redemptions of short-term investments                                                    --                1,025,000
        Investment in contracts  -- advances                                               (567,676)              (3,053,173)
        Investment in contracts  -- collections                                             714,866                1,711,460
        Increase in loans receivable - advances                                            (689,000)                (788,000)
        Decrease in loans receivable - collections                                          585,969                       --
        Principal repayments on notes receivable from affiliate                              23,209                    1,273
        Purchase of equipment                                                                    --                  (17,359)
                                                                                         -----------              -----------
             Net cash provided (used) in investing activities                                67,369               (2,145,799)
                                                                                         -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                               476,360                3,919,060
     Repayments of borrowings                                                              (309,815)                (102,980)
     Proceeds from related party borrowings                                               1,133,173                1,086,938
     Repayments of related party borrowings                                                (569,382)                (778,500)
                                                                                         -----------              -----------
           Net cash provided by financing activities                                        730,336                4,124,518
                                                                                         -----------              -----------
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS
                                                                                           (159,268)                  33,442
CASH & CASH EQUIVALENTS - BEGINNING OF YEAR                                                 192,651                  159,209
                                                                                         -----------              -----------
CASH & CASH EQUIVALENTS - END OF YEAR                                                    $   33,383               $  192,651
                                                                                         ===========              ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                                                              $  138,524               $  251,910
   Income taxes                                                                          $    2,400               $       --

   The accompanying notes are an integral part of these financial statements.


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES:
Warrants issued with debt                                                                $  149,056               $  118,321



As of February 23, 2004, the Company appointed new Chairman of the Board of Directors who is also an officer, director and/or has a controlling interest in several of the entities that had loans outstanding with the Company. As a result, the Company has reclassified $3,896,603 from Loans Payable to Loans Payable-Related Parties and advances and repayments under these loans have been reflected as related party transactions for the year ended September 30, 2004. On October 7, 2004,Chairman of the Board of Directors resigned, however; in as much as one of the entities which has the loans outstanding now owns in excess of 5.0% of the Company's common stock they will continue to be deemed related parties (See Subsequent Events Note 11).




   The accompanying notes are an integral part of these financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficiency)
                 For the years ended September 30, 2004 and 2003


                                                                                      ADDITIONAL       ACCUMULATED
                                                         SHARES         AMOUNT      PAID IN CAPITAL      DEFICIT          TOTAL
                                                         ------         ------      ---------------    -----------        -----
BALANCE, SEPTEMBER 30, 2002                            15,561,108    $     15,561    $  7,602,378     $ (6,738,530)    $    879,409
Warrants issued in connection with debt
   financing (Note 9)                                          --              --         110,276               --          110,276
Warrants issued to finders in connection
   with debt financing (Note 9)                                --              --           8,045               --            8,045
Stock option/warrant compensation charged
   to expense (Note 9)                                         --              --         167,358               --          167,358

Net loss                                                       --              --              --       (3,127,190)      (3,127,190)
                                                     ------------    ------------     ------------     ------------     ------------

 BALANCE, SEPTEMBER 30, 2003                           15,561,108    $     15,561     $ 7,888,057      $ 9,865,720)     $(1,962,102)
                                                     ------------    ------------     ------------     ------------     ------------

Adjustment to outstanding stock (Note  9)                 458,128             458            (458)              --               --

Common stock issued in connection with
  bridge loan (Note 9)                                  1,000,000           1,000         449,000               --          450,000

Warrants issued in connection with debt
  financing (Note 9)                                           --              --          45,659               --           45,659
Stockoption/warrant compensation
  charged to expense (Note 9)                                  --              --          94,351               --           94,351

Net loss                                                       --              --              --       (2,578,438)      (2,578,438)
                                                     ------------    ------------     ------------     ------------     ------------

 BALANCE, SEPTEMBER 30, 2004                           17,019,236    $     17,019    $  8,476,609     $(12,444,158)    $ (3,950,530)
                                                     ============    ============    =============    ==============   =============


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

The Company has experienced substantial operating losses since completing its reverse acquisition with Asia Web and, as a result, depleted its working capital available for new advances under its loan programs. In order to continue to generate revenues, the Company had increased its reliance upon third party investors to provide non recourse funding for its L.E.G.s and Recourse Bridge Loan Programs.

At a Board of Directors meeting held October 7, 2004, five directors resigned from Board and an officer of the Company relinquished his positions as Chief Executive Officer and Chief Financial Officer of the Company. At the same meeting, the Board of Directors appointed five directors to fill the seats created by submission of resignations effective as of the adjournment of the meeting and new Chairman of the Board of Directors was appointed in the meeting.

Operations had been conducted from leased premises in Sherman Oaks, California and have now relocated to Carlsbad, California (see Subsequent Events Note 11).

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

The Company also participates in and services investments in contracts with third party investors. At times, the Company participates in these investments. In the case of these third party investments, the Company receives a success fee equal to a percentage of the income generated upon successful resolution of the underlying case, at which time revenue is recorded. These third party investments are collateralized by specifically identified investments in contracts and are repayable to the investor only upon successful resolution and collection on the underlying case, along with the fees earned, less the agreed upon success fee to the Company. Third party investors bear financial risk with respect to the underlying investment in a contract in relation to their proportionate interest in the principal advanced for such contract. These advances from third party investors are recorded as loans payable, non recourse. Contract fees are presented net of amounts paid to third party participants.

The Company has established an allowance for investments in contracts and loans receivable that may become uncollectible. These allowances are maintained at a level which, in management's judgment, is adequate to absorb losses in the contract investment portfolio

No allowance is recorded for investments in contracts or loans receivable to the extent funded through third party investments as the risk of loss is born by the investor and, in the event of such loss, the loans payable non recourse accounts would be reduced pro rata with the loss recorded.

Loan fees and interest, net of direct costs, charged on loans receivable with terms in excess of ninety (90) days are deferred and amortized over the life of the related loan using the effective interest method. Loan fees on short term loans are generally recognized over the term of the loan. Interest on these loans is accrued as earned.

The Company earns service fees from a contract entered into with two entities including the prior Case Financial, Inc. and its affiliate, Case Financial Funding, Inc ("Old CFI"). The Company manages Old CFI's portfolios of investments for a fee equal to 15% of gross amounts collected on its behalf.

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

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts.

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

Loss per common share:

Basic and diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for each of the periods presented. The weighted average number of common shares outstanding for computing the basic and diluted loss per common share was 16,603,929 and 15,561,108 for the years ended September 30, 2004 and 2003, respectively. The weighted average number of common shares outstanding does not include 6,778,333 and 8,990,000 options and warrants outstanding at September 30, 2004 and 2003, respectively, because they are antidilutive.

As a result of an investigation of the number of common shares outstanding conducted in conjunction with the Company's change in transfer agent, the Company has determined that there are an additional 458,122 shares outstanding then had been previously reported. These shares have been recorded during the current year.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

Customer Concentrations

As of September 30, 2004 and September 30, 2003, one law firm customer represented approximately 45% and 25%, respectively, of the portfolio of investments in contracts and loans receivable. For the year ended September 30, 2004, another law firm represented approximately 15% of the total revenue for the period. For the year ended September 30, 2003, one law firm represented approximately 23% of the total revenue for the period.

Current accounting pronouncements:

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

Reclassifications

Certain items in prior financial statements are reclassified to conform to the current presentation.

NOTE  2: INVESTMENTS IN CONTRACTS

At September 30, 2004, investments in contracts, net of allowance for contract losses, was $1,765,167.

The Company's investment in contracts consists of investments funded through the Company's own cash resources as well as investments funded through non recourse loans payable from third parties. Third party investors bear financial risk with respect to the underlying investment in a contract in relation to their proportionate interest in the principal advanced for such contract.

The Company records fee income once collection is assured, usually upon receipt of cash, after the case is settled or successfully adjudicated.

A summary of the activity in investments in contracts (excluding the allowance for contract losses) for the year ended September 30, 2004 is as follows:

                                        Year ended September 30, 2004
                                   ----------------------------------------
                                   Internally
                                     funded     Third party
                                      cases     funded cases       Total
                                   ----------   ------------       -----
Balance at beginning of period    $1,007,994     $1,515,406     $2,523,400

New advances                         430,676        137,000        567,676

Collections                         (642,270)       (72,596)     (714,866)

Write-offs due to uncollectibility  (148,306)            --      (148,306)
                                  -----------    -----------    ----------

Balance at end of period             $648,094    $ 1,579,810   $2,227,904
                                  ===========    ===========   ===========

In conjunction with new management's investigation of the Company's finances, outside counsel has been retained to pursue collection on the majority of the Company's portfolio of investments in contracts and loans receivable and the allowance for contract losses for both loans receivable and investments in contracts has been increased to an amount equal to the principal and accrued revenue balances outstanding as of September 30, 2004 on all non third party funded loans receivable and investments in contracts less collections to date. A summary of allowance for contract losses is as follows:

                                                              Year ended
                                                             September 30,
                                                                 2004
                                                             -------------
Balance at beginning of period                               $  258,289
Increases to the allowances                                     352,754
Write-offs due to uncollectibility                            (148,306)
                                                      -----------------
Balance at end of period                                     $  462,737
                                                      =      ==========

NOTE 3: LOANS RECEIVABLE

In April 2003, Case Capital Corporation became a licensed California finance lender and in July 2003 began making interest-bearing collateralized recourse term loans under its Recourse Bridge Loan Program. The Company charges loan fees in connection with these term loans. In addition, interest is charged on these loans if the loans are not repaid by a specified date, which is generally before the maturity date.

A summary of the activity in loans receivable for the years ended September 30, 2004 is as follows:

                                                        Year Ended
                                                    September 30, 2004
                                                    -------------------
                   Beginning balance                     $788,000
                   New loans                              689,000
                   Collections                           (585,969)
                                                    -------------------
                   Ending balance                        $891,031
                                                    ===================

Included in loans receivable as of September 30, 2004 is $728,000 in loans to a single law firm for a group of similar cases, $658,000 of which have been funded through third party investments. In addition, as of September 30, 2004, the Company had accrued revenue to accounts receivable of $206,338 on these cases. These funds were advanced over a seven-month period while the cases were in the process of settling. The Company had received notification that the settlements are now substantially complete on these cases however there have been numerous legal delays in obtaining final court approval for disbursement of funds. Accordingly, the Company has entered into an agreement with PCI LLC, the principal third party investor in these cases, a related party through its affiliation with CCWIPP, a major stockholder, to oversee collection of the remaining balances under these cases. Further, the Company has increased its allowance for bad debts by $99,851 as of September 30, 2004 representing 100% of uncollected principal and accrued fees still outstanding.

NOTE 4: EQUIPMENT

Equipment consisted of the following as of September 30, 2004:

                                                   September 30,
                                                        2004

Computer Software                                    $62,218
Office furniture and fixtures                         40,856
Office Equipment                                      93,708
                                                     196,782

Less: Accumulated depreciation                       176,002
                                                    $ 20,780

NOTE 5: LOANS PAYABLE, RELATED PARTIES

On February 23, 2004, the Company appointed new Chairman of the Board of Directors who is also an officer, director and/or has a controlling interest in several of the entities that had loans outstanding with the Company including the Canadian Commercial Industrial Workers Pension Plan ("CCWIPP"). As a result, as of March 31, 2004, the Company reclassified $3,896,603 from Loans Payable to Loans Payable-Related Parties. On October 7, 2004, the Chairman resigned from the Board of Directors.

In March 2004, the Company entered into a $500,000 secured loan agreement with CCWIPP, the same lender who had loaned $2.0 million to the Company in December 2002 and, an organization for whom the former Chairman served as a director. As additional consideration for this loan, the Company issued 1,000,000 shares of its common stock to CCWIPP, and as a result, CCWIPP is now deemed a related party in that their common stock ownership exceeds 5%. Further, as of June 7, 2004, the Company entered into an agreement and mutual release with former CEO and Chairman of the Board, which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 (See Note 11: Subsequent Events) is investigating the adequacy of the consideration and the legal validity of the release. Accordingly, the Company has reclassified various obligations due and owing former CEO and Chairman and parties related to him totaling $315,000 from Loans Payable-Related Parties to Loans Payable, for net reclassification from Loans Payable to Loans Payable-Related Parties of $3,581,603. As of September 30, 2004, related party debt consists of the following:

                                                                   September 30,
                                                                       2004

Non recourse loans payable - Notes to major
stockholders, officers and directors collateralized by
specifically identified investments in contracts, payable
upon settlement of the related investments in contracts
plus either 75% or 50% of the fee income earned
thereon. Repayment of these notes is contingent upon
recovery of the specifically identified investments in
 contracts.                                                           $2,048,832

Note payable to major stockholder, uncollateralized, interest
payable monthly at 12.0% per annum, due December 12, 2006 (1)          2,000,000

Secured note payable, major shareholder, secured by a lien on all assets of the Company, interest payable monthly at 12.0%
per annum, due September 8, 2004 (2)                                     500,000

Note payable, unsecured, payable May 23, 2004 plus interest at
8% per annum. (3)                                                        600,000

Notes payable, uncollateralized, interest payable monthly at
12.0% per annum, due January 1, 2007 (4)                                 150,000

Promissory demand notes, unsecured , interest payable monthly
at 12.0% per annum (5)                                                   140,000
                                                                         -------
                                                                      $5,438,832
                                                                      ==========

(1) This loan also included warrants to purchase 2,000,000 shares of the common stock of the Company at $0.50 per share and warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 per share that expire in four years. CCWIPP agreed to a deferral on interest payments and a suspension of any collection actions for defaults previously asserted under this note, including the failure to register the common shares underlying these warrants for resale, for a period of six months, commencing with the date of the interest payment that had been due for February 2004. In consideration of this deferral, the Company agreed to reduce the exercise price on the warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. The Company is in default on this loan and has been unable to resume interest subsequent to the expiration of this deferral in July 2004 and, as of September 30, 2004, total accrued interest totaled $159,781.

(2) In March 2004, the Company entered into a $500,000 secured loan agreement with the CCWIPP. This loan was due and payable in a lump sum, inclusive of interest at the rate of 12% per annum, on or before the sooner of the date the Company had completed additional equity financings aggregating in excess of $3.0 million or September 8, 2004. The loan is secured by a lien on all assets of the Company. As additional consideration for this loan, the Company issued 1,000,000 shares of its common stock to the lender. The market value as of the date of the loan of the common stock issued has been amortized over the life of the loan resulting in a charge for year ended September 30, 2004 of $450,000 to non-cash finance expense. The Company is in default on this loan and, as of September 30, 2004, total accrued interest totaled $33,833.

(3) In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note for $600,000, which was due in May 2004, was to Harvey Bibicoff, a director and former interim CEO and CFO of the Company. On March 30, 2004, Mr. Bibicoff agreed to a six month deferral on interest payments commencing with the interest payment that had been due for March 2004 and a deferral of the principal payment to September 30, 2004. In addition, he agreed to a suspension of any collection actions for any prior defaults under this note. The second note, for $100,000, was to a relative of Eric Alden, the Company's former CEO. As of June 7, 2004, the Company entered into an agreement and mutual release with Eric Alden which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 (See Note 11: Subsequent Events) is investigating the adequacy of the consideration and the legal validity of the release. As a result of the foregoing, the Company has reclassified the $100,000 unsecured promissory note due May 2005 from Loans Payable-Related Parties to Loans Payable. The noteholder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on both of these notes due to non payment of interest (and principal, in the case of the $600,000 note) and, as of September 30, 2004, total accrued interest on the $600,000 totaled $40,000.

(4) Effective January 1, 2003, an accredited investor, which is now a related party through its affiliation with CCWIPP, converted an investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note issued by the Company. The principal amount of the promissory note was $150,000. As part of the conversion, the Company cancelled four year warrants to purchase 75,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase: (i) 150,000 shares of common stock at an exercise price of $0.50 and (ii) 75,000 shares of common stock at an exercise price of $0.80. The Company also agreed to register the common stock underlying the warrants for resale. On March 30, 2004, in conjunction with changes the Company implemented with respect to its senior management and its Board of Directors, the lender agreed to a deferral on interest payments under this note and a suspension of any collection actions for prior defaults under this note, commencing with the payment that had been due for January 2004 for a period of six months. In consideration of this deferral, the Company agreed to reduce the exercise price on warrants to purchase 75,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. All other terms of the warrants remain unchanged. The increase in the fair value of the foregoing warrants as a result of the reduction in the exercise price as well as the initial value are being amortized over the remaining life of the warrants and charged to non-cash finance expense. The Company is in default on this note due to non payment of interest and, as of September 30, 2004, accrued interest totaled $13,500.

(5) The Company had outstanding as of September 30, 2004, $140,000 in unsecured promissory demand notes ($40,000 at an interest rate of 12% per annum,$75,000 at an interest rate of 12% per annum and $25,000 at an interest rate of 12% per annum), all to former and current directors. The holders of these demand notes agreed to a deferral on interest payments and the principal payment commencing with the interest payment due March 2004 for a period of six months. The Company is in default on these notes due to non payment of interest and, as of September 30, 2004, accrued interest totaled $21,210.

NOTE 6: LOANS PAYABLE, UNRELATED PARTIES

      As of September 30, 2004, unrelated party debt consists of the following:

                                                                   September 30,
                                                                       2004

Non recourse loans payable - Notes collateralized by
specifically identified investments in contracts, payable
upon settlement of the related investments in contracts
plus either 75% or 50% of the fee income earned
thereon. Repayment of these notes is contingent upon
recovery of the specifically identified investments in
contracts                                                              $ 281,022

Note payable unsecured payable May 23, 2004 plus interest at
8% per annum.(1)                                                         100,000

Notes payable, uncollateralized, interest payable monthly at
12.0% per annum, due January 1, 2007 (2)                                  50,000

Promissory demand notes, unsecured , interest payable monthly
at 12.0% per annum (3)                                                   120,000
                                                                         -------
                                                                       $ 551,022
                                                                      ==========

(1) In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note for $600,000, which was due in May 2004, was to a director and former interim CEO and CFO of the Company. The second note, for $100,000, was to a relative of the Company's former CEO. As of June 7, 2004, the Company entered into an agreement and mutual release with the former CEO which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 (See Note 11: Subsequent Events) is investigating the adequacy of the consideration and the legal validity of the release. As a result of the foregoing, the Company has reclassified the $100,000 unsecured promissory note due May 2005 from Loans Payable-Related Parties to Loans Payable. The noteholder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on this note due to non payment of interest and, as of September 30, 2004, accrued interest totaled $667.

(2) The principal amount of this promissory note was $50,000. Effective January 1, 2003, the noteholder converted their investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note. As part of the conversion, the Company cancelled four year warrants to purchase 25,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase: (i) 50,000 shares of common stock at an exercise price of $0.50 and (ii) 25,000 shares of common stock at an exercise price of $0.80. The Company also agreed to register the common stock underlying the warrants for resale. The Company is in default on this note due to non payment of interest and, as of September 30, 2004, accrued interest totaled $1,500.

(3) The Company had outstanding as of September 30, 2004, $120,000 in unsecured promissory demand notes to the former CEO and a relative of the former CEO which bear interest at 12%. The Company is in default on these notes due to non payment of interest and, as of September 30, 2004, accrued interest totaled $10,571.

NOTE 7: CONTINGENCIES

The Company was served with a complaint in May 2004 filed in the Los Angeles Superior Court, Central District, Case Number BC 316068, from an unrelated third party asserting securities fraud, fraud, breach of contract and unfair business practices against the Company and seeking damages of $65,000. The plaintiff claims that she had loaned the Company the sum of $40,000 pursuant to a verbal agreement and was promised repayment within 45 days plus a 25% profit. The funds were utilized by the Company for a non-recourse advance which the Company was unable to recover and the principal amount of this obligation is included in non recourse loans payable-unrelated parties on the Company's balance sheet. The Company has made offers to settle this matter and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $25,000 as of September 30, 2004 as general and administrative expenses for this potential claim.

The Company was served with a complaint in February 2004 filed with the Los Angeles Superior Court, Northwest District, Case Number LC 067786, naming the Company and a former director of the Company Harvey Bibicoff, as co-defendants in a case against Old CFI claiming a breach of a promissory note by Old Case and asserting fraud seeking damages of $140,000 plus attorneys fees and punitive damages. The Company is defending this suit and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $140,000 as of September 30, 2004 as general and administrative expenses for this potential claim.

The Company is in default on all of its recourse debt obligations as described in Notes 4 and 5 and, although no formal demands for payment have been made by any of the lenders, there is no assurance that such demand will not be made in the future and that the Company will be able to resolve such demands.

NOTE 8: TAXES ON INCOME

No provision was made for Federal income tax since the Company has significant net operating loss. As of September 30, 2004, the Company had available federal and state net operating loss carryforwards amounting to approximately $10,100,000 and $9,500,000, respectively, that may be applied against future federal and state taxable income and that expire in 2023 for federal tax purposes and 2009 for state tax purposes. A substantial portion of these net operating loss carryforwards may be limited due to past and future changes of ownership.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:


                                               September 30,    September 30,
                                                    2004            2003

  Tax (expense) credit at statutory rate-federal   34%               34%
  State tax expense net of federal tax              6                 6
  Permanent differences                             1                 1
  Changes in valuation allowance                 ( 41)              (41)
                                                ------             -----
  Tax expense at actual rate                       --                --
                                                ======             =====

Temporary differences giving rise to net deferred tax assets consist primarily of the net operating losses and the allowance for contract losses. Since the Company cannot determine if it is more likely than not that the net deferred tax assets will be realized, the deferred tax assets recognized are fully offset by a valuation allowance.


                                                FEDERAL              STATE              TOTAL
                                                -------              -----              -----
Net operating loss carryforward               $10,100,000          $9,500,000
Effecive tax rate                                      32%                  8%
Deferred tax asset                              3,232,000             760,000        3,992,000
Valuation allowance                            (3,232,000)           (760,000)      (3,992,000)
                                              ------------         -----------      -----------
   Net deferred tax asset                              --                  --               --
                                              ============         ===========      ===========



NOTE 9: STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock:

During the year ended September 30, 2004, the Company issued 1,000,000 shares of common stock valued at $450,000, their fair market value, as additional consideration for a $500,000 bridge loan from an entity that, at the time of the transaction, the Company's Chairman of the Board served as a director, and is therefore considered a related party.

As a result of an investigation of the number of common shares outstanding conducted in conjunction with the Company's change in transfer agent, the Company has determined that there are an additional 458,122 shares outstanding then had been previously reported. These shares have been recorded during the current year.

Stock options:

During the year ended September 30, 2003, the board of directors approved grants of options to purchase 1,790,000 shares at exercise prices ranging from $0.20 to $0.65 to employees, consultants, certain members of management and the board of directors. The fair value of these options was approximately $85,000. The options generally vest over three years.

During the year ended September 30, 2004, no new options were granted and 486,667 options were cancelled due to terminations. The following table shows the expirations of options granted as well as the expirations based upon scheduled vesting and the weighted average exercise price for each:


                                          STOCK OPTION EXPIRATIONS
                                          ------------------------
                           AS OF SEPTEMBER 30, 2004           AS OF SEPTEMBER 30, 2003
                       ---------------------------------   --------------------------------
                YEAR         GRANTED           VESTED             GRANTED          VESTED
                ----         -------           ------             -------          ------
                2005         250,000           250,000            250,000         250,000
                2006         300,000           300,000            300,000         300,000
                2007         125,000           125,000            125,000         125,000
                2008         490,000           490,000            490,000         490,000
                2009         450,000           400,000            550,000         178,000
                2010         895,833           766,666          1,100,000         488,000
                2011         517,500           191,444            700,000          25,000
                             -------           -------          ---------         -------
                           3,028,333         2,523,111          3,515,000       1,856,000
                           =========        ==========          =========       =========
Weighted average
exercise price             $   0.36         $     0.38          $    0.33       $    0.37
                           =========        ==========          =========       =========


Warrants:

On December 6, 2002 the Company granted warrants to non-employees to purchase 25,000 shares of the Company's common stock at $.60 per share expiring December 6, 2005 in connection with a private placement of $50,000 in 9.85% convertible subordinated notes (Note 5).

On December 12, 2002, the Company granted warrants to non-employees to purchase 3,000,000 of the Company's common stock, 2,000,000 at $0.50 per share, and 1,000,000 at $0.80 per share expiring December 12, 2006 in connection with a private placement of $2,000,000 in unsecured note payable. The Company is obligated to register the common shares underlying these warrants for resale (Note 5).

On December 12, 2002, the Company granted warrants to non-employees to purchase 200,000 of the Company's common stock at $.50 per share expiring December 12, 2006 in connection with a private placement of $2,000,000 in unsecured note payable (Note 5).

On January 1, 2003, the Company converted $200,000 in 9.85% uncollateralized four year notes payable for new 12% notes payable (Note 6). In connection therewith, 100,000 four year warrants at an exercise price $0.60 per share originally issued in connection with the issuance of the notes were cancelled, and 300,000 new four year warrants were issued, 200,000 exercisable at $0.50 per share, and 100,000 at $0.80 per share. The Company is obligated to register the common shares underlying these warrants for resale and has not complied with this requirement to date.

On June 8, 2004, the Company granted warrants to non-employees to purchase 250,000 of the Company's common stock at $.50 per share expiring June 7, 2005 in consideration of consulting services rendered.

On July 31, 2004 warrants to purchase 1,975,000 of the Company's common stock at $3.00 per share issued July, 1999 expired without exercise.

The balance of warrants outstanding and exercisable at September 30, 2004 amounted to 3,750,000 warrants, at a weighted average exercise price of $0.59 per warrant, expiring 250,000 (2005) and 3,500,000 (2007). The weighted average remaining contractual life for the warrants is approximately 3 years.

NOTE 10: RELATED PARTY TRANSACTIONS

At September 30, 2004, receivables and other assets, related parties include approximately $43,000 advanced by Case Financial, LLC to Old CFI prior to the reverse acquisition. This advance is due on demand. At September 30, 2004, the advance was fully offset by an impairment allowance.

During the years September 30, 2004, and September 30, 2003, the Company recognized $49,563 and $59,519, respectively, in service fees from Old CFI and subsidiary pursuant to a service agreement entered into in connection with the reverse acquisition.

Service fees receivable amounted to approximately $349 at September 30, 2004 and is included in receivables and other assets, related parties.

During the year ended September 30, 2004, related parties advanced $254,394 to the Company for investment in contracts and loans receivable as third party participations, and the Company returned $228,968 in principal to related parties upon successful case resolutions.

As of September 30, 2004, $832,149 was due from Old CFI under notes receivable which are due on demand and accrue interest at 12 to 18 percent per annum. No interest was recognized from these receivables during the year ended September 30, 2004. Accrued interest receivable from this affiliate amounted to approximately $79,000 at September 30, 2004 and is included in receivables and other assets, related parties. As of September 30, 2004, an impairment loss was recognized for the $23,000 for which an impairment loss was not previously recognized. Furthermore, all but the $23,000 secured portion of the principal amount of the notes are unsecured and subordinated to $2,200,000 of secured indebtedness of Old CFI. The ability of Old CFI to service and retire the notes held by the Company is conditioned upon two primary factors: i) the collectability of the portfolio of investments of Old CFI retained by Old CFI, and ii) the value of the Company's common stock, valued at $0.08 per share during January 2005 held by Old CFI. In connection with the Company's obligation to manage the Old CFI portfolio, it regularly reviews the collectability of each investment in the portfolio. As a result of the most current review, management of the Company believes that an increase in the estimate of future contract losses of the Old CFI portfolio is appropriate. As such, the Company's estimate of the fair value of the assets of Old CFI would be insufficient to retire all of its indebtedness, including the notes and the other receivables held by the Company.

In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note, for $600,000, which was due in May 2004, to a director and former interim CEO and CFO of the Company. On March 30, 2004, the director agreed to a six month deferral on interest payments commencing with the interest payment that had been due for March 2004 and a deferral of the principal payment to September 30, 2004. In addition, he agreed to a suspension of any collection actions for any prior defaults under this note. The second note, for $100,000, was to a relative of the director, the Company's former CEO and Chairman of the Board. As of June 7, 2004, the Company entered into an agreement and mutual release with its former CEO which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 (See Note 11: Subsequent Events) is investigating the adequacy and validity of the consideration for this release. As a result of the foregoing, the Company has reclassified the $100,000 unsecured promissory note due May 2005 from Loans Payable-Related Parties to Loans Payable. The noteholder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on both of these notes due to non payment of interest and, as of September 30, 2004, total accrued interest on the $600,000 totaled $40,000.

On February 23, 2004, the Company appointed new Chairman of the Board of Directors who is also an officer, director and/or has a controlling interest in several of the entities that had loans outstanding with the Company. As a result, as of March 31, 2004, the Company reclassified $3,896,603 from Loans Payable to Loans Payable-Related Parties. On October 7, 2004, the director resigned from the Board of Directors.

In March 2004, the Company entered into a $500,000 secured loan agreement with CCWIPP, the same lender who had loaned $2.0 million to the Company in December 2002 and, an organization for whom the Chairman of the Company served as a director. As additional consideration for this loan, the Company issued 1,000,000 shares of its common stock to CCWIPP and as a result, the lender is now deemed a related party in that the lender's common stock ownership exceeds 5%.

As of June 7, 2004, the Company entered into an agreement and mutual release with its former CEO which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 (See Note 11: Subsequent Events) is investigating the adequacy and validity of the consideration for this release., The Company has reclassified various obligations due and owing the former CEO and parties related to him totaling $315,000 from Loans Payable-Related Parties to Loans Payable.

NOTE 11: SUBSEQUENT EVENTS

At a Board of Directors meeting held October 7, 2004, five directors resigned from Board and an officer of the Company relinquished his positions as Chief Executive Officer and Chief Financial Officer of the Company. At the same meeting, the Board of Directors appointed four directors to fill the seats created by submission of resignations effective as of the adjournment of the meeting and new Chairman of the Board of Directors was appointed in the meeting.

In October, 2004, the Company terminated all of its employees with the exception of its CEO, CFO and bookkeeper. The Company vacated its offices in Sherman Oaks, California and leased a smaller office space in Carlsbad, California and the Company retained outside counsel to pursue collections of its existing contract investment portfolio.

Also in October 2004, the Company entered into an agreement with PCI LLC, a related party through its affiliation with CCWIPP, to assign administration and collection duties for $728,000 in loans to a single law firm for a group of similar cases, $658,000 of which have been funded through the third party investor. As of September 30, 2004, the Company had accrued revenue to accounts receivable of $206,338 on these cases. These funds were advanced over a seven-month period while the cases were in the process of settling. The Company had received notification that the settlements are now substantially complete on these cases however there have been numerous legal delays in obtaining final court approval for disbursement of funds. Further, the Company has increased its allowance for bad debts by $99,851 as of September 30, 2004 representing 100% of uncollected principal and accrued fees still outstanding for these cases.

NOTE 12: GOING CONCERN

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company incurred net losses of $ $2,578,438 and $3,127,190 during the years ended September 30, 2004 and 2003, respectively. There was an accumulated deficit of $ 12,444,158 as of September 30, 2004, total liabilities exceeded total assets by $3,950,530 as of September 30, 2004, the Company has been experiencing cash flow problems and new management is evaluating whether the overall business model is sustainable or should be discontinued so the Company can pursue a different business strategy. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has reduced its overhead to minimal levels while the Company evaluates its options to continue is current business with major modifications of its lending programs and practices or pursue a new business strategy altogether.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 26, 2004 the Board of Directors of Case Financial, Inc. (the "Company") dismissed GUMBINER SAVETT INC. as the Company's independent accountants and appointed the firm of Kabani & Company, Inc., to serve as independent public accountants of the Company for the fiscal year ending September 30, 2004.

GUMBINER SAVETT INC.'s report on the Company's consolidated financial statements for the fiscal years ended September 30, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, audit scope or accounting principles, however, they were modified to include an explanatory paragraph wherein they expressed substantial doubt about the Registrant's ability to continue as a going concern.

During the years ended September 30, 2003 and 2002 and through November 26, 2004, there were no disagreements with GUMBINER SAVETT INC. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to GUMBINER SAVETT INC.'s satisfaction, would have caused them to make reference to the subject matter of such disagreements in connection with their report on the Company's consolidated financial statements for such years.

The Company provided GUMBINER SAVETT INC. with a copy of the foregoing disclosures.

During the years ended September 30, 2003 and 2002 and through the date hereof, the Company did not consult with Kabani & Company, Inc. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

ITEM 8A. CONTROLS AND PROCEDURES.

a) Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including it's newly appointed principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that, other than as described in Item 8A (b) below, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

b) Changes in internal controls: The process of underwriting risk and monitoring progress on cases funded is a critical component to the business of litigation funding services. Prior to October 2004, the Company managed these functions through its internal staff managed by its Vice President of Underwriting, an attorney licensed to practice in California. In June 2004, a new Chief Executive Officer, Ed Baldwin, was retained by the Company and who, during the quarter ended September 30, 2004, began a review of the status of all outstanding cases and law firms with whom the Company had made advances and loans. In the course of this review, it became apparent that significant improvements were needed both in the underwriting of individual cases as well as underwriting the credit worthiness of certain of the attorneys to whom the Company had made advances and loans. As a result, the Company's allowance for contract losses for both loans receivable and investments in contracts has been increased to an amount equal to the principal and accrued revenue balances outstanding as of September 30, 2004 on all non third party funded loans receivable and investments in contracts less collections to date.

      The new Board of Directors and management intends to conduct a full investigation of the finances of the Company over the past several years, as well as evaluate the viability of the Company's litigation financing business and, if determined not viable, seek out new business opportunities for the Company.

      In conjunction with new management's investigation of the Company's finances, outside counsel has been retained to pursue collection on the majority of the Company's portfolio of investments in contracts and loans receivable.

ITEM 8B. OTHER INFORMATION

      Not applicable.

PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following are the directors and officers as of December 31, 2004.


             NAME                                                      POSITION                                              AGE
             ----                                                      --------                                              ----
Michael Schaffer                                   Chairman of the Board, Chief Executive Officer                             62
Lawrence Schaffer                                  Director, President,  Chief Financial Officer                              36
Waddy Stephenson                                   Director, Secretary                                                        44
William J Rappaglia                                Director, Chief Operating Officer                                          57
Gordon Gregory                                     Director                                                                   51


      o Eric Alden resigned position as Chairman of the Board and Chief Executive Officer as of February 23, 2004 and resigned his position as director June 8, 2004.

      o Lorne Pollock resigned position as director on February 23, 2004 and resigned his position of Vice President Underwriting October 12, 2004.

      o Gary Primes resigned position as director on February 23, 2004 and resigned his position of President October 12, 2004

      o Harvey Bibicoff was Interim Chief Executive and Chief Financial Officer from February 23 to June 8 , 2004 and resigned his position as director on October 7, 2004.

      o Bernard Christophe resigned his position ad director as of February 23, 2004. Clifford R. Evans was Chairman of the Board from February 23, 2004 to October 7, 2004.

      o William Polley, Thomas Brown and John Irvine were directors from February 23, 2004 to October 7, 2004.

      o Ed Baldwin was a director, Chief Executive Officer and Chief Financial Officer from June 8, 2004 to October 7, 2004.

Michael A. Schaffer had served as Chairman of the Board and Chief Executive Officer of the Company from April 1994 to March 2002. Since 1975, Mr. Schaffer has been a private investor. In addition, since 1970 Mr. Schaffer received a Bachelor of Arts degree from Hunter College and a Juris Doctorate from Brooklyn Law School. Mr. Schaffer was admitted to the practice of law in the State of New York in 1967 and practiced law through 1974. Mr. Schaffer is also a shareholder of the Company.

Lawrence C. Schaffer had served as President and a Director of the Company from June 1994 to May 2002. In addition, Mr. Schaffer has ten years of experience in administration and marketing for several small-cap public companies. Mr. Schaffer received a Bachelor of Arts degree from the University of Arizona in 1991. Mr. Schaffer is also a shareholder of the Company.

Waddy Stephenson had served as Director and Vice President of the Company March 1999 to May 2002. Mr. Stephenson is also a shareholder of the Company. Mr. Stephenson has 20 years experience in the development and management of computer software. Mr. Stephenson received a Bachelor of Science from the University of North Florida in 1985.

William Rapaglia has over twenty five years experience in real-estate acquisitions, finance syndication and development. Additionally since 1995, Mr. Rapaglia has been intricately involved with the management, direction, growth and development of both private and public companies.

Gordon Gregory served as Co-Chairman of the Company from May 2002 through February 2004. Since 1989, Mr. Gregory has served Chairman and Managing Director of the investment banking firms Mosaic Capital LLC, affiliate Mosaic Capital Securities LLC and its predecessor company. Mr. Gregory earned a Bachelor of Arts degree in Economics from the University of Southern California, an MBA in Finance from the University of California, Berkeley and a Juris Doctorate from the University of California, Hastings College of the Law.

COMPLIANCE WITH SECTION 16(A) OF THE ACT

The members of the Board of Directors, certain executive officers of the Company and persons who hold more than 10% of the Company's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act which require them to file reports with respect to their ownership of common stock and their transactions in common stock. Based upon the copies of Section 16(a) reports that the Company received from such persons for their 2004 fiscal year transactions in the common stock and their common stock holdings, the Company believes that the reporting requirements under Section 16(a) for such fiscal year were not met in a timely manner by certain of its executive officers, Board members and greater than ten-percent stockholders. The following schedule contains the required information for the last fiscal year:

                                              Number of
                       Number of late     transactions not        Number of
                          reports         reported on time    failures to file
                       --------------     ----------------    ----------------
Michael Schaffer              1                   --                  --
Lawrence Schaffer             1                   --                  --
Waddy Stephenson              1                   --                  --
William J Rappaglia           1                   --                  --
Gordon Gregory                1                   1                   --

CODE OF ETHICS

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of reviewing a code of ethics with our attorneys and the independent board members and will adopt one upon completion of discussions.

ITEM 10. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the three other most highly compensated executive officers who were serving as such as of September 30, 2004 (collectively, the "Named Executive Officers"), each of whose aggregate compensation for fiscal year 2004 exceeded $100,000 for services rendered in all capacities to the Company and its subsidiaries for that fiscal year.


                                          Annual Compensation                           Long Term Compensation
                                     -------------------------------         ---------------------------------------------
                                                                                                     Shares of common
                                                                                Other               stock underlying
  Name                      Year      Salary          Bonus                 Compensation                options
Ed Baldwin, Former CEO      2004    $ 107,997       $      --    (6)       $        --                       --
Eric Alden, Former          2004    $  52,769       $      --              $        --                       --
CEO and Chairman            2003    $ 120,000       $      --              $    43,750   (5)             175,000       (3)
                            2002    $  84,050       $  90,132    (1)       $   346,546   (2)              87,500       (3)
Gary Primes, Former COO     2004    $ 100,000       $      --              $        --                   325,000       (3)
                            2003    $  96,667       $     --               $        --                   158,333       (3)
                            2002    $  54,188       $  18,055    (1)       $    44,000   (4)              16,667       (3)
Lorne Pollock, Former VP    2004    $  90,000       $      --              $      --                     166,667       (3)
Underwriting                2003    $  64,000       $      --              $      --                     100,000       (3)
                            2002    $  90,000       $  15,160    (1)       $  44,000     (4)              16,667       (3)
James Lewis,                2004    $  84,200       $      --              $      --                     225,000       (3)
Former VP Sales             2003    $  80,000       $      --              $      --                     125,000       (3)
                            2002    $  77,796       $  23,453    (1)       $  66,000     (4)                  --
Steve Gershick              2003    $ 168,095       $      --              $       --                     66,666       (3)
Former CFO                  2002    $  50,463       $      --              $       --                     83,334       (3)


(1) Reimbursement for income taxes payable with respect to stock grants.

(2) Represents the product of 787,500 shares of restricted stock that vested at September 30, 2002 times the closing price of $0.44 at September 30, 2002

(3) Reflects the vested portion of options to purchase shares of common stock of the Company.

(4) Represents the product of 150,000 shares of restricted stock that vested at September 30, 2002 times the closing price of $0.44 at September 30, 2002

(5) Represents the product of 175,000 shares of restricted stock that vested at September 30, 2003 times the closing price of $0.25 at September 30, 2003

(6) Includes $67,500 in compensation and $40,497 in expense reimbursements and allowances.

OPTION GRANTS IN LAST FISCAL YEAR

      None

AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR AND YEAR END OPTION HOLDINGS


                                                          Number of Securities Underlying         Value of Unexercised
                                                                Unexercised Options             In-The-Money Options (1)

                                Shares
                              Acquired on     Value
       Name                    Exercise      Realized     Exercisable       Unexercisable      Exercisable    Unexercisable
James Lewis                             --          --        225,000                50,000            --                --
Gary Primes                             --          --        325,000               225,000            --                --
Lorne Pollock                           --          --        166,667                33,333            --                --


As of October 2004, Gary Primes, Lorne Pollock and James Lewis were terminated. Their options will expire on January 31, 2005.

EMPLOYMENT AGREEMENTS

As of September 30, 2004, all employment agreements that had been in force had expired.

COMPENSATION OF DIRECTORS

During the year ended September 2004 there were no new options granted to directors and there was no other compensation paid. The Board of Directors may grant additional options in subsequent years. In addition, each director is reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at Board and committee meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2004, with respect to beneficial ownership of the outstanding shares of common stock of the Registrant by the Registrant's directors, executive officers and each person known by the Registrant to own in excess of 5% of the outstanding shares of common stock of the Registrant, and the directors and executive officers as a group. Unless otherwise specified, the address of all listed persons is 5950 La Place Court, Suite 155, Carlsbad, CA 92008. Beneficial ownership is determined in accordance with the SEC Rule 13d-3 and generally includes shares over which the holder has voting or investment power, subject to community property laws. All shares of common stock obtainable upon conversion of securities or exercise of stock options or warrants (including those that are not currently exercisable but will become exercisable within 60 days hereafter) are considered to be beneficially owned by the person holding the options or warrants for computing that person's percentage, but are not treated as outstanding for computing the percentage of any other person. Unless otherwise specified, each person below has personal and sole beneficial ownership of the shares of common stock:


                                                                            Percentage of
          Name of Beneficial Owner                     Number of Shares       Ownership
Michael Schaffer                               (1)         906,015              5.32%

Lawrence Schaffer                              (2)         762,850              4.48%

Waddy Stephenson                               (3)         196,300              1.15%

William Rapaglia                                           50,000               0.29%

Gordon Gregory                                 (4)        1,098,000             6.45%

Directors and Executive Officers as a
group (5 persons)                                         3,013,165            17.70%

Canadian Commercial Workers
Industry Pension Plan                          (5)        4,520,833            26.56%
125 Queens Plate Drive, Ste. 220
Etobicoke,Ontario M9W 6V1

Old CFI Inc                                               2,620,000            15.39%

C/O William Barnett Esquire

15233 Ventura Boulevard, Suite 410

Sherman Oaks, California 91403


Percentage of ownership is calculated based on 17,019,236 shares outstanding at December 31, 2004.

(1) - Includes 350,000 shares underlying options

(2) - Includes 100,000 shares underlying options

(3)- Includes 100,000 shares underlying options and 46,300 shares owned indirectly through Measurable Software Corporation (a California Corp).

(4) - Includes 300,000 shares underlying options and 480,000 shares owned by Mosaic Capital LLC

(5) - Includes 1,320,833 shares and 3,200,000 shares underlying warrants owned by I, F, Propco Holdings (Ontario) 32, Ltd., a wholly owned subsidiary of this entity.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At September 30, 2004 and 2003, receivables and other assets, related parties include approximately $43,000 advanced by Case Financial, LLC to Old CFI prior to the reverse acquisition. This advance is due on demand. At September 30, 2004 and 2003, the advance was fully offset by an impairment allowance.

During the years September 30, 2004, and September 30, 2003, the Company recognized $49,563 and $59,519, respectively, in service fees from Old CFI and subsidiary pursuant to a service agreement entered into in connection with the reverse acquisition.

Service fees receivable amounted to approximately $349 at September 30, 2004 and $8,900 at September 30, 2003 and are included in receivables and other assets, related parties. At September 30, 2003, this receivable was fully offset by an impairment allowance but was later collected offsetting the current year impairment allowance expense.

During the year ended September 30, 2004 and the year ended September 30, 2003, related parties advanced $254,394 and $913,500, respectively, to the Company for investment in contracts and loans receivable as third party participations, and the Company returned $228,968 and $674,000, respectively, in principal to related parties upon successful case resolutions.

As of September 30, 2004 and 2003 $832,149 and $833,209, respectively, was due from Old CFI under notes receivable which are due on demand and accrue interest at 12 to 18 percent per annum. No interest was recognized from these receivables during the year ended September 30, 2003 or 2004. Accrued interest receivable from this affiliate amounted to approximately $79,000 at September 30, 2004 and 2003 and is included in receivables and other assets, related parties. As of September 30, 2003, this receivable was fully offset by an impairment allowance except for $23,000 that had been secured notes. As of September 30, 2004, an impairment loss was recognized for this $23,000 as well. Furthermore, all but the $23,000 secured portion of the principal amount of the notes are unsecured and subordinated to $2,200,000 of secured indebtedness of Old CFI. The ability of Old CFI to service and retire the notes held by the Company is conditioned upon two primary factors: i) the collectability of the portfolio of investments of Old CFI retained by Old CFI, and ii) the value of the Company's common stock, valued at $0.08 per share during January 2005 held by Old CFI. In connection with the Company's obligation to manage the Old CFI portfolio, it regularly reviews the collectability of each investment in the portfolio. As a result of the most current review, management of the Company believes that an increase in the estimate of future contract losses of the Old CFI portfolio is appropriate. As such, the Company's estimate of the fair value of the assets of Old CFI would be insufficient to retire all of its indebtedness, including the notes and the other receivables held by the Company.

In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note, for $600,000, which was due in May 2004, was to Harvey Bibicoff, a director and former interim CEO and CFO of the Company. On March 30, 2004, Mr. Bibicoff agreed to a six month deferral on interest payments commencing with the interest payment that had been due for March 2004 and a deferral of the principal payment to September 30, 2004. In addition, he agreed to a suspension of any collection actions for any prior defaults under this note. The second note, for $100,000, was to a relative of Eric Alden, the Company's former CEO and Chairman of the Board. As of June 7, 2004, the Company entered into an agreement and mutual release with its former CEO which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 (See Note 11: Subsequent Events) is investigating the adequacy and validity of the consideration for this release. As a result of the foregoing, the Company has reclassified the $100,000 unsecured promissory note due May 2005 from Loans Payable-Related Parties to Loans Payable. The noteholder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on both of these notes due to non payment of interest and, as of September 30, 2004, total accrued interest on the $600,000 totaled $40,000.

On February 23, 2004, the Company appointed Clifford Evans as new Chairman of the Board of Directors who is also an officer, director and/or has a controlling interest in several of the entities that had loans outstanding with the Company. As a result, as of March 31, 2004, the Company reclassified $3,896,603 from Loans Payable to Loans Payable-Related Parties. On October 7, 2004, Mr. Evans resigned from the Board of Directors.

In March 2004, the Company entered into a $500,000 secured loan agreement with CCWIPP, the same lender who had loaned $2.0 million to the Company in December 2002 and, an organization for whom Clifford Evans served as a director. As additional consideration for this loan, the Company issued 1,000,000 shares of its common stock to CCWIPP and as a result, they are deemed a related party in that the lender's common stock ownership exceeds 5%.

As of June 7, 2004, the Company entered into an agreement and mutual release with Eric Alden, its former Chairman of the Board and CEO, which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 (See Note 11: Subsequent Events) is investigating the adequacy of the consideration and the legal validity of the release. Accordingly, the Company has reclassified various obligations due and owing Eric Alden and parties related to him totaling $315,000 from Loans Payable-Related Parties to Loans Payable.

ITEM 13. EXHIBITS AND REPORTS

      (a) Exhibits. The exhibits listed on the attached Exhibit Index are filed as part of this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CASE FINANCIAL, INC.

Date: January 31, 2005              By: /S/ Michael  Schaffer
                                        --------------------------------
                                    Michael Schaffer, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.


              SIGNATURE                             TITLE(S)                               DATE
/s/ Michael Schaffer
-------------------------------------       Chairman of the Board of
Michael Schaffer                       Directors, Chief Executive Officer            January 31, 2005
/s/ Lawrence Schaffer
-------------------------------------      Director, President, Chief
Lawrence Schaffer                               Financial Officer                    January 31, 2005
/s/ Waddy Stephenson
-------------------------------------
Waddy Stephenson                               Director, Secretary                   January 31, 2005
/s/ William Rapaglia
-------------------------------------
William Rapaglia                        Director, Chief Operating Officer            January 31, 2005
/s/ Gordon Gregory
-------------------------------------
Gordon Gregory                                      Director                         January 31, 2005


                                  EXHIBIT INDEX

4.1* Warrant to Purchase 2,000,000 Shares of Common Stock Issued to I.F. Propco Holdings, 32 Ltd dated December 12, 2002

4.2* Warrant to Purchase 1,000,000 Shares of Common Stock Issued to I.F. Propco Holdings, 32 Ltd dated December 12, 2002

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

10.7* Employment Agreement between the Registrant and James Lewis dated August
      15, 2002

10.8* Consent to Sublease Agreement and Sublease between Kody Pappadato as sublessor and the Registrant as sublessee dated June 21, 2002

10.9* Investment Banking Services Agreement between the Registrant and Mosaic
      Capital LLC dated November 12, 2001

10.10* $600,000 Promissory Note of Case Financial Inc. issued to Harvey Bibicoff dated May 24, 2002

10.11 Loan and Security Agreement for $500,000 secured loan to I.F. Propco Holdings 32 Ltd. dated March 8, 2004

10.12 Release and Settlement Agreement with Eric Alden dated June 7, 2004

10.13 Lease for premises located at 5950 La Place Court, Suite 155, Carlsbad, CA 92008

21.1* Subsidiaries of the Registrant

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002