Form 10QSB
period 2004-12-31
CASE FINANCIAL INC
filed 2005-03-01
CIK 1096841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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


               5950 La Place Court, Suite #155, Carlsbad, CA 92008
               ---------------------------------------------------
                    (Address of principal executive offices)


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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of February 1, 2005 there were 17,019,236 shares of common stock outstanding.

    Transitional Small Business Disclosure Format (check one). Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page

                         PART I - FINANCIAL INFORMATION


Item 1.        FINANCIAL STATEMENTS                                           2

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     13

Item 3.        CONTROLS AND PROCEDURES                                       19

                           PART II - OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS                                             19

Item 5.        OTHER INFORMATION                                             19

Item 6.        EXHIBITS                                                      19

SIGNATURES                                                                   21

ITEM 1. INTERIM FINANCIAL STATEMENTS

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                   (Unaudited)


                                                                    December 31, 2004

ASSETS

Cash & cash equivalents                                               $    115,139

Investments in contracts - net of allowance for contract losses of
$462,737                                                                 1,587,641

Loans receivable - net of allowance for bad debts of $99,851               377,865

Prepayments and other assets                                               259,406
Equipment, at cost, net of accumulated depreciation of $171,730             13,805
                                                                      ------------
      TOTAL ASSETS                                                    $  2,353,856
                                                                      ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable and accrued expenses                                 $    970,207

Non-recourse loans payable - related parties                             1,676,535

Non-recourse loans payable                                                 279,522

Loans payable - related parties                                          3,460,000

Loans payable                                                              270,000
                                                                      ------------
      TOTAL LIABILITIES                                                  6,656,264
                                                                      ------------
STOCKHOLDERS' DEFICIENCY

Common stock, par value $0.001 per share,

100,000,000 shares authorized, 17,019,236 shares issued and
 outstanding at December 31, 2004                                           17,019

Paid-in-capital                                                          8,504,041

Accumulated deficit                                                    (12,823,468)
                                                                      ------------
      TOTAL STOCKHOLDERS'  DEFICIENCY                                   (4,302,408)
                                                                      ------------
      TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIENCY                                   $  2,353,856
                                                                      ============



See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)


                                                             Three month Periods   Three month Periods
                                                             ended December 31,    ended December 31,
                                                             2004                  2003
                                                             -------------------   -------------------

REVENUE

      Contract fees                                          $     33,403              153,826
      Service fees, related parties                                 2,592               11,845
                                                             ------------          ------------
            TOTAL REVENUE                                          35,994              165,671

OPERATING EXPENSES

      Provision for losses on investments in contracts                 --               (8,791)
      Provision for impairment of notes and other
      receivables from affiliate                                       --               (8,911)
      General and administrative                                  250,232              360,202

      Sales and marketing                                           3,542               84,062
         TOTAL OPERATING EXPENSES                                 253,773              426,562
                                                             ------------         ------------
      LOSS FROM OPERATIONS                                       (217,779)            (260,891)

OTHER INCOME (EXPENSE)

      Interest income                                                 290                    2
      Interest expense                                           (107,702)            (111,157)
      Non-cash finance expenses                                   (54,119)
      Miscellaneous Income                                             --                1,000
                                                             ------------         ------------

         TOTAL OTHER EXPENSE                                     (161,531)            (110,155)
                                                             ------------         ------------

      NET LOSS                                               $   (379,310)        $   (371,046)
                                                             ============         ============

      Net loss per common share - basic and diluted                  (.02)                (.02)
                                                             ============         ============

      Weighted average number of common shares                 17,019,236           15,561,108
                                                             ============         ============

See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                            Three month Periods          Three month Periods
                                                                            ended December 31, 2004      ended December 31, 2003
                                                                            ------------------------   ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $(379,310)                $(371,046)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                     6,266                    11,988
      Amortization of debt premium                                                    18,957                    18,957
      Provision for losses on investments in contracts                                    --                    (8,791)
      Impairment of notes receivable of affiliate                                         --                    (8,911)
      Amortization of warrants issued with debt                                       27,432                        --
      Common stock and options for compensation                                           --                    41,493
       Decrease in prepayments and other assets                                          347                    30,748
       Increase in accounts payable and other liabilities                            120,172                    68,718
       Net cash used in operating activities                                        (206,137)                 (216,844)
                                                                                   ---------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in contracts  -- advances and loans                                       --                 (331,656)
     Investment in contracts  -- collections                                         177,526                  187,780
     Increase in loans receivable-advances                                                --                 (369,500)
     Decrease in loans receivable - collections                                      413,314                  325,000
                                                                                   ---------                 --------
      Net cash provided by (used in) investing activities                            590,840                 (188,376)
                                                                                   ---------                 --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                --                  351,071
  Repayments of borrowings                                                            (1,500)                (145,000)
  Proceeds from related party borrowings                                              70,850                  351,500
  Repayments of related party borrowings                                            (372,297)                (315,938)
                                                                                   ---------                 ---------
   Net cash provided by (used in) financing activities                              (302,947)                 241,633
                                                                                   ---------                 ---------
NET INCREASE (DECREASE) IN CASH
                                                                                      81,756                 (163,587)

CASH AND CASH EQUIVALENTS  - BEGINNING OF PERIOD                                      33,383                  192,651
                                                                                   ---------                 ---------

CASH AND CASH EQUIVALENTS  - END OF PERIOD                                         $ 115,139                $  29,064
                                                                                   =========                =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the three month period for:
   Interest                                                                        $     981                $  57,158
                                                                                   =========                =========
   Income taxes                                                                    $      25                $      --
                                                                                   =========                =========


See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                  For the three months ended December 31, 2004

NOTE 1: NATURE OF ACTIVITIES

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

In April 2003, Case Capital Corporation became a licensed California finance lender and making interest-bearing short-term collateralized loans (Recourse Bridge Loan Program) to attorneys for cases which have settled but are awaiting disbursement of settlement proceeds. The Company charges loan fees in connection with these loans. In addition, interest is charged on these loans if they are not repaid by a specified date. These term loans are typically recourse and collateralized by the proceeds of the case as well as the assets of the borrowers, typically law firms and attorneys, and personal guarantees from the attorneys. These loans are recorded by the Company as Loans Receivable.

At a Board of Directors meeting held October 7, 2004, five directors resigned from Board and an officer of the Company relinquished his positions as Chief Executive Officer and Chief Financial Officer of the Company. At the same meeting, the Board of Directors appointed five directors to fill the seats created by submission of resignations effective as of the adjournment of the meeting and a new Chairman of the Board of Directors was appointed in the meeting.

The Company has experienced substantial operating losses since completing its reverse acquisition with Asia Web and, as a result, depleted its working capital available for new advances under its loan programs. In order to continue to generate revenues, the Company had increased its reliance upon third party investors to provide non recourse funding for its loan programs. The new Board of Directors and management is conducting a full investigation of the finances of the Company over the past several years, as well as evaluating the viability of its litigation financing business and, if determined not viable, seek out new business opportunities.

Operations are conducted from leased premises in Carlsbad, California.

Basis of presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended September 30, 2004 were filed on February 2, 2005 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005 . The accompanying financial statements include the accounts of Case Financial Inc. and its subsidiaries Case Financial, LLC, and Case Capital Corporation. All significant inter-company accounts, transactions and profits have been eliminated upon consolidation and combination.

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

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                  For the three months ended December 31, 2004

The Company has established an allowance for investments in contracts and loans receivable that may become uncollectible. Theses allowances are maintained at a level which, in management's judgment, is adequate to absorb losses in the contract investment portfolio.

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

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

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

Basic and diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for each of the periods presented. The weighted average number of common shares outstanding for computing the basic and diluted loss per common share was 17,019,236 and 15,561,108 for the years ended December 31, 2004 and 2003, respectively. The weighted average number of common shares outstanding does not include 6,410,833 and 8,990,000 options and warrants outstanding at December 31, 2004 and 2003, respectively, because they are antidilutive.

Customer Concentrations

As of December 31, 2004, one law firm customer represented approximately 58% of the portfolio of investments in contracts and loans receivable. For the three months ended December 31, 2004, two other law firms represented approximately 45% and 29% respectively of the total revenue for the period.

NOTE 2: INVESTMENTS IN CONTRACTS

At December 31, 2004, investments in contracts, net of allowance for contract losses of $462,737, were $ 1,587,641. Management reviews each case prior to making an advance.

The Company's investment in contracts consists of investments funded through the Company's own cash resources as well as investments funded through non recourse loans payable from third parties. Third party investors bear financial risk with respect to the underlying investment in a contract in relation to their proportionate interest in the principal advanced for such contract.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                  For the three months ended December 31, 2004

The Company records fee income once collection is assured, usually upon receipt of cash, after the case is settled or successfully adjudicated.

A summary of the activity in investments in contracts (excluding the allowance for contract losses) for the three months ended December 31, 2004 is as follows:


               Balance - October 1, 2004            $ 2,227,904

               New advances                                   0
               Collections                             (177,526)
               Write-offs due to uncollectibility             0
                                                    -----------
               Balance - December 31, 2004          $ 2,050,378
                                                    ===========

In conjunction with new management's investigation of the Company's finances, outside counsel has been retained to pursue collection on the majority of the Company's portfolio of investments in contracts and loans receivable and the allowance for contract losses for both loans receivable and investments in contracts has been increased to an amount equal to the principal and accrued revenue balances outstanding as of December 31, 2004 on all non third party funded loans receivable and investments in contracts less collections to date. A summary of allowance for contract losses is as follows:


                                              Three month Periods ended
                                                  December 31, 2004
                                                  -----------------
                 Balance at beginning of period       $462,737
                 Increases to the allowances                 0
                 Write-offs due to uncollectibility          0
                                                      --------
                 Balance at end of period             $462,737
                                                      ========



NOTE 3: LOANS RECEIVABLE

In April 2003, Case Capital Corporation became a licensed California finance lender and in August 2003 began making interest-bearing collateralized term loans. The Company charges loan fees in connection with these term loans. In addition, interest is charged on these loans if the loans are not repaid by a specified date, which is generally before the maturity date.

A summary of the activity in loans receivable (excluding the allowance for bad debts of $ 99,851 for the three months ended December 31, 2004 is as follows:

                    Balance - October 1, 2004     $ 891,031

                    New loans                             0
                    Repayments                     (413,315)
                                                  ---------
                    Balance - December 31, 2004   $ 477,716
                                                  =========

Included in loans receivable as of December 31, 2004 is $356,453 in loans to a single law firm for a group of similar cases, $286,453 of which have been funded through third party investments. In addition, as of December 31, 2004, the Company had accrued revenue to accounts receivable of $206,338 on these cases and collected $167,276 for the quarter ended December 31, 2004. These funds were advanced over a seven-month period while the cases were in the process of settling. The Company had received notification that the settlements are now substantially complete on these cases however there have been numerous legal delays in obtaining final court approval for disbursement of funds. Accordingly, the Company has entered into an agreement with PCI LLC, the principal third party investor in these cases, and a related party through its affiliation with a major stockholder, to oversee collection of the remaining balances under these cases. Further, the Company has increased its allowance for bad debts by $99,851 as of December 31, 2004 representing 100% of uncollected principal and accrued fees still outstanding.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                  For the three months ended December 31, 2004

NOTE 4: LOANS PAYABLE, RELATED PARTIES

As of December 31, 2004, related party debt consists of the following:


Non recourse loans payable - Notes to major stockholders, officers and directors collateralized by specifically identified investments in contracts, payable upon settlement of the related investments in contracts plus either 75% or 50% of the fee income earned thereon. Repayment of these notes is contingent upon recovery of the specifically identified
investments in contracts.                                                            $  1,676,535

Note payable to major stockholder, uncollateralized, interest
payable monthly at 12.0% per annum, due December 12,   2006
(1)                                                                                     2,000,000
Secured note payable,  major shareholder,  secured by a lien on all assets of the Company,  interest  payable  monthly at 12.0%
per  annum,  due  September  8,  2004,  This  note  payable  is
currently in default. (2)                                                                 500,000

Note payable, unsecured,  payable May 23, 2004 plus interest at
8% per annum. This note payable is currently in default (3)                               600,000
Notes payable, uncollateralized, interest payable monthly at
12.0% per annum, due January 1, 2007 (4)                                                  150,000
Promissory demand notes, unsecured , interest payable monthly
at 12.0% per annum (5)                                                                    140,000
Loan payable, unsecured, to a former director                                              70,000
                                                                                     ------------
                                                                                     $  5,136,535
                                                                                     ============


(1) This loan also included warrants to purchase 2,000,000 shares of the common stock of the Company at $0.50 per share and warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 per share that expire in four years. CCWIPP agreed to a deferral on interest payments and a suspension of any collection actions for defaults previously asserted under this note, including the failure to register the common shares underlying these warrants for resale, for a period of six months, commencing with the date of the interest payment that had been due for February 2004. In consideration of this deferral, the Company agreed to reduce the exercise price on the warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. The Company is in default on this loan and has been unable to resume interest subsequent to the expiration of this deferral in July 2004 and, as of December 31, 2004, total accrued interest totaled $220,274.

(2) In March 2004, the Company entered into a $500,000 secured loan agreement with the CCWIPP. This loan was due and payable in a lump sum, inclusive of interest at the rate of 12% per annum, on or before the sooner of the date the Company had completed additional equity financings aggregating in excess of $3.0 million or September 8, 2004. The loan is secured by a lien on all assets of the Company. As additional consideration for this loan, the Company issued 1,000,000 shares of its common stock to the lender. The market value as of the date of the loan of the common stock issued has been amortized over the life of the loan resulting in a charge for three months ended December 31, 2004 of $450,000 to non-cash finance expense. The Company is in default on this loan and, as of December 31, 2004, total accrued interest totaled $48,833.

(3) In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note for $600,000, which was due in May 2004, was to Harvey Bibicoff, a director and former interim CEO and CFO of the Company. On March 30, 2004, Mr. Bibicoff agreed to a six month deferral on interest payments commencing with the interest payment that had been due for March 2004 and a deferral of the principal payment to December 31, 2004. In addition, he agreed to a suspension of any collection actions for any prior defaults under this note. The second note, for $100,000, was to a relative of Eric Alden, the Company's former CEO. As of June 7, 2004, the Company entered into an agreement and mutual release

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                  For the three months ended December 31, 2004

with Eric Alden which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 is investigating the adequacy of the consideration and the legal validity of the release. As a result of the foregoing, the Company has reclassified the $100,000 unsecured promissory note due May 2005 from Loans Payable-Related Parties to Loans Payable. The noteholder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on both of these notes due to non payment of interest (and principal, in the case of the $600,000 note) and, as of December 31, 2004, total accrued interest on the $600,000 totaled $52,000.

(4) Effective January 1, 2003, an accredited investor, which is now a related party through its affiliation with CCWIPP, converted an investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note issued by the Company. The principal amount of the promissory note was $150,000. As part of the conversion, the Company cancelled four year warrants to purchase 75,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase: (i) 150,000 shares of common stock at an exercise price of $0.50 and (ii) 75,000 shares of common stock at an exercise price of $0.80. The Company also agreed to register the common stock underlying the warrants for resale. On March 30, 2004, in conjunction with changes the Company implemented with respect to its senior management and its Board of Directors, the lender agreed to a deferral on interest payments under this note and a suspension of any collection actions for prior defaults under this note, commencing with the payment that had been due for January 2004 for a period of six months. In consideration of this deferral, the Company agreed to reduce the exercise price on warrants to purchase 75,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. All other terms of the warrants remain unchanged. The increase in the fair value of the foregoing warrants as a result of the reduction in the exercise price as well as the initial value are being amortized over the remaining life of the warrants and charged to non-cash finance expense. The Company is in default on this note due to non payment of interest and, as of December 31, 2004, total accrued interest totaled $18,000.00.

(5) The Company had outstanding as of December 31, 2004, $140,000 in unsecured promissory demand notes ($40,000 at an interest rate of 12% per annum,$75,000 at an interest rate of 12% per annum and $25,000 at an interest rate of 12% per annum), all to former and current directors. The holders of these demand notes agreed to a deferral on interest payments and the principal payment commencing with the interest payment due March 2004 for a period of six months. The Company is in default on these notes due to non payment of interest and, as of December 31, 2004, total accrued interest totaled $26,957.

The Company recorded interest expense of $ 99,835 and $ 78,859 for the three month period ending December 31, 2004 and 2003.

NOTE 5: LOANS PAYABLE, UNRELATED PARTIES

      As of December 31, 2004, unrelated party debt consists of the following:

                                                                  December 31,
                                                                  2004
Non recourse loans payable - Notes collateralized by
specifically identified investments in contracts, payable upon settlement of the related investments in contracts plus either
75% or 50% of the fee income earned thereon. Repayment of
these notes is contingent upon recovery of the specifically
identified investments in contracts                               $    279,522
Note payable unsecured payable May 23, 2004 plus interest at
8% per annum., This note payable is
 currently in default. (1)                                             100,000
Notes payable, uncollateralized, interest payable monthly at
12.0% per annum, due January 1, 2007 (2)                                50,000
Promissory demand notes, unsecured , interest payable monthly
at 12.0% per annum (3)                                                 120,000
                                                                  ------------
                                                                  $    549,522
                                                                  ============

(1) In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note for $600,000, which was due in May 2004, was to a director and former interim CEO and CFO of the Company. The second note, for $100,000, was to a relative of the Company's former CEO. As of June 7, 2004, the Company entered into an agreement and mutual release with the former CEO which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 is investigating the adequacy of the consideration and the legal validity of the release. As a result of the foregoing, the Company has reclassified the $100,000 unsecured promissory note due May 2005 from Loans Payable-Related Parties to Loans Payable. The noteholder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on this note due to non payment of interest and, as of December 31, 2004, accrued interest totaled $2,666.63.

(2) The principal amount of this promissory note was $50,000. Effective January 1, 2003, the noteholder converted their investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note. As part of the conversion, the Company cancelled four year warrants to purchase 25,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase: (i) 50,000 shares of common stock at an exercise price of $0.50 and (ii) 25,000 shares of common stock at an exercise price of $0.80. The Company also agreed to register the common stock underlying the warrants for resale. The Company is in default on this note due to non payment of interest and, as of December 31, 2004, accrued interest totaled $3,000.00.

(3) The Company had outstanding as of December 31, 2004, $120,000 in unsecured promissory demand notes to the former CEO and a relative of the former CEO which bear interest at 12%. The Company is in default on these notes due to non payment of interest and, as of December 31, 2004, accrued interest totaled $14,202.55.

The Company recorded interest expense of $ 7,131 and $ 3,500 for the three month period ending December 31, 2004 and 2003.

NOTE 6: STOCKHOLDER'S DEFICIENCY

Common Stock:

During the quarter ended December 31, 2004, the Company did not issue any shares of common stock.

Stock Options:

During the quarter ended December 31, 2004, the Company did not issue any options to purchase shares of common stock. In addition, options to purchase 367,500 shares of its common stock expired during the quarter.

Warrants:

During the quarter ended December 31, 2004, the Company did not issue any warrants to purchase shares of common stock.

NOTE 7: RELATED PARTY TRANSACTION

At December 31, 2004, receivables and other assets, related parties include approximately $43,000 advanced by Case Financial, LLC to Old CFI prior to the reverse acquisition. This advance is due on demand. As of December 31, 2004, the advance was fully offset by an impairment allowance.

During the three month period ending December 31, 2004, and December 31, 2003, the Company recognized $ 2,592 and $ 11,845, respectively, in service fees from Old CFI and subsidiary pursuant to a service agreement entered into in connection with the reverse acquisition.

Service fees receivable amounted to approximately $2,592 at December 31, 2004 and is included in receivables and other assets, related parties.

During the three months ended December 31, 2004, the Company returned $372,297 to related parties upon successful case resolutions.

As of December 31, 2004, $832,149 was due from Old CFI under notes receivable which are due on demand and accrue interest at 12 to 18 percent per annum. No interest was recognized from these receivables during the three months ended December 31, 2004. Accrued interest receivable from this affiliate amounted to approximately $79,000 at December 31, 2004 and is included in receivables and other assets, related parties. As of December 31, 2004, an impairment loss was recognized for the $22,149 for which an impairment loss was not previously recognized. Furthermore, all but the $22,149 secured portion of the principal amount of the notes are unsecured and subordinated to $2,200,000 of secured indebtedness of Old CFI. The ability of Old CFI to service and retire the notes held by the Company is conditioned upon two primary factors: i) the collectibility of the portfolio of investments of Old CFI retained by Old CFI, and ii) the value of the Company's common stock, valued at $0.08 per share during January 2005 held by Old CFI. In connection with the Company's obligation to manage the Old CFI portfolio, it regularly reviews the collectibility of each investment in the portfolio. As a result of the most current review, management of the Company believes that an increase in the estimate of future contract losses of the Old CFI portfolio is appropriate. As such, the Company's estimate of the fair value of the assets of Old CFI would be insufficient to retire all of its indebtedness, including the notes and the other receivables held by the Company.

In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note, for $600,000, which was due in May 2004, to a director and former interim CEO and CFO of the Company. On March 30, 2004, the director agreed to a six month deferral on interest payments commencing with the interest payment that had been due for March 2004 and a deferral of the principal payment to December 31, 2004. In addition, he agreed to a suspension of any collection actions for any prior defaults under this note. The second note, for $100,000, was to a relative of the director, the Company's former CEO and Chairman of the Board. As of June 7, 2004, the Company entered into an agreement and mutual release with its former CEO which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 is investigating the adequacy and validity of the consideration for this release. As a result of the foregoing, the Company has reclassified the $100,000 unsecured promissory note due May 2005 from Loans Payable-Related Parties to Loans Payable. The noteholder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on both of these notes due to non payment of interest and, as of December 31, 2004, total accrued interest on the $600,000 totaled $52,000.

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

As of June 7, 2004, the Company entered into an agreement and mutual release with its former CEO which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 is investigating the adequacy and validity of the consideration for this release., The Company has reclassified various obligations due and owing the former CEO and parties related to him totaling $315,000 from Loans Payable-Related Parties to Loans Payable.

NOTE 8: COMMITMENTS AND CONTINGENCIES

The Company conducts its operations utilizing leased facilities under noncancellable operating lease agreements for two years expiring on October 31, 2006. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

Period ending December 31,

     2005               23,218
     2006               19,790

     Total             $43,008

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

The Company was served with a complaint in October 2004 filed in the San Diego Superior Court, North County District, Case Number GIN040080 from an attorney who had represented the Company on a previous legal matter for contract, breach of contract, common counts, imposition and foreclosure of attorneys' lien, injunctive relief and declaratory relief seeking damages in the amount of $31,741.32 for legal services rendered. The Company believes the amount sought to be in excess of the fair value of the services rendered and is defending this suit. The full amount of the claim asserted by the plaintiff in this matter has been recorded in the Company's books as legal expense as of December 31, 2004.

The Company is in default on all of its recourse debt obligations as described in Notes 4 and 5 and, although no formal demands for payment have been made by any of the lenders, there is no assurance that such demand will not be made in the future and that the Company will be able to resolve such demands.

NOTE 9: GOING CONCERN

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company has incurred net losses of $379,310 and $371,046 during the 3 months ended December 31, 2004 and 2003, respectively, and anticipates continued losses for the current fiscal year. There was an accumulated deficit of $12,823,468 as of December 31, 2004, total liabilities exceeded total assets by $4,302,408 as of December 31, 2004, the Company has been experiencing cash flow problems and new management has reduced its overhead to minimal levels while evaluating whether the overall business model is sustainable or should be discontinued so the Company can pursue a different business strategy. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In their report dated December 8, 2004 on the financial statements for the fiscal year ended September 30, 2004, the Company's independent auditors expressed substantial doubt about the Company's ability to continue as a going concern.

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

OVERVIEW

Case's business has been to provide pre-settlement and post-settlement litigation funding services to attorneys (and, previously, plaintiffs) involved in personal injury and other contingency litigation, conducted primarily within the California courts.

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

Since the reverse acquisition in March 2002, we have incurred operating losses in every quarter, net losses have exceeded $7,000,000. In February 2004, we appointed Harvey Bibicoff interim Chief Executive Officer and interim Chief Financial Officer and accepted the resignation of Eric Alden as Chief Executive Officer and Chief Financial Officer. Also in February 2004, Clifford R. Evans was appointed as Chairman of the Board of Directors, replacing Mr. Alden who remained as a director, and three other new directors were appointed replacing two director positions previously held by members of management and filling a vacant position. In March 2004, in conjunction with the foregoing changes we implemented with respect to our senior management and our Board of Directors, we obtained a secured short term bridge loan from the Canadian Commercial Workers Industrial Pension Plan ("CCWIPP") and obtained deferrals on other debt obligations while we sought additional capital which we were unable to obtain. In June 2004, the Board of Directors appointed Ed Baldwin a director as well as our Chief Executive Officer and Chief Financial Officer to develop a new strategy for our litigation financing business as well as assist us in our efforts to raise additional capital.

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

The new Board of Directors and management is conducting a full investigation of the finances of Case over the past several years, as well as evaluating the viability of our litigation financing business and, if determined not viable, seek out new business opportunities.

In November of 2004 we received a letter from a law firm representing a large shareholder of the corporation demanding the Company undertake an investigation into, among other things the asserted negligence of certain officers and directors. Management believes that this demand is being addressed through its ongoing investigation.

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

CRITICAL ACCOUNTING POLICIES

Revenue recognition:

Contract fee income from investments in contracts is recognized once collection is assured, usually upon receipt of cash after a case is successfully settled or favorable adjudicated. Selling commissions are incurred and expensed when the contract investments are funded. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed, abandoned or settled for an amount less than the amount invested.

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

TRENDS AND UNCERTAINTIES

The principal uncertainties we face are access to adequate capital to either rebuild our litigation finance business with significant modifications or seek other business opportunities.

RESULTS OF OPERATIONS

Results of operations for the three months ended December 31, 2004 compared with the three months ended December 31, 2003

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

TOTAL REVENUE

Total revenues consisting of contract fees and service fees aggregated $35,994 for the three months ended December 31, 2004 compared with $165,671 for the three months ended December 31, 2003, a decrease of $129,677 or 78.3%.

CONTRACT FEES

Contract fee revenues were $33,403 for the three months ended December 31, 2004 compared with $153,826 for the three months ended December 31, 2003, a decrease of $120,423 or 78.3%.

The decrease in contract fee revenue for the three months ended December 31, 2004 is attributable to receiving partial payments which were applied to principal first. In addition, the remaining portfolio of cases represents the most problematic cases with the lowest likelihood of successful resolution. Accordingly, we have reserved 100% of at risk principal as an allowance for contract losses.

SERVICE FEES

Service fee revenues were $2,592 for the three months ended December 31, 2004 compared with $11,845 for the three months ended December 31, 2003, a decrease of $9,253 or 78.1%.

Service fees are based upon collections from the portfolios of Old CFI and Case Financial Funding, Inc. under management by us and are anticipated continuing their decline as this portfolio matures.

OPERATING COSTS AND EXPENSES:

Operating costs and expenses consist of provision for losses on investments in contracts, general and administrative expenses, and sales and marketing expenses.

PROVISION FOR LOSSES ON INVESTMENTS IN CONTRACTS

Fee income is recognized upon receipt when a case is settled or favorably adjudicated. An investment in a contract is deemed fully or partially uncollectible when the case is dismissed or settled for an amount less than the Company's investment. The Company has established an allowance for investments in contracts for contracts that may become uncollectible.

The allowance for contract losses for both loans receivable and investments in contracts had been increased to an amount equal to the principal and accrued revenue balances outstanding as of December 31, 2004 on all uncollected non third party funded loans receivable and investments in contracts. As a result, there will be no further provision for losses on investment in contracts recognized in future periods unless new loans or investments are initiated by us.

GENERAL AND ADMINISTRATIVE

General and administrative costs and expenses were $250,232 for the three months ended December 31, 2004 as compared with $360,202 for the three months ended December 31, 2003. Accordingly, general and administrative expenses decreased by $109,970 for the three months ended December 31, 2004 as compared with the three months ended December 31, 2003.

The decrease in general and administrative costs and expenses for the three months ended December 31, 2004 as compared with the three months ended December 31, 2003 is primarily attributable to the decrease in administrative overhead costs. The Company terminated all employees except for the CEO, CFO and a bookkeeper as well as relocated to less expensive office facilities which minimized general and administrative costs.

SALES AND MARKETING

Sales and marketing expenses were $3,542 for the three months ended December 31, 2004 as compared with $84,062 for the three months December 31, 2003. Accordingly, sales and marketing expenses decreased $80,520 for the three months ended December 31, 2004 as compared with the three months ended December 31, 2003. The decrease was a result of the termination of sales and marketing personnel which is now being handled by existing officers and employees and we are not presently seeking new opportunities in litigation financing until we have determined that we will continue to pursue this business segment.

OTHER INCOME (EXPENSE):

INTEREST EXPENSE

Interest expense was $107,702 for the three months ended December 31, 2004, as compared with $111,157 during the three months ended December 31, 2003. Accordingly, interest expense decreased $3,455 for the three months ended December 31, 2004 as compared with the three months ended December 31, 2003.

COMMITMENTS AND CONTINGENCIES

The Company conducts its operations utilizing leased facilities under noncancellable operating lease agreements for two years expiring on October 31, 2006. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

            Period ending December 31,

 2005               23,218
 2006               19,790

Total              $43,008

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

The Company was served with a complaint in February 2004 filed the Los Angeles Superior Court, Northwest District, Case Number LC 067786, naming the Company and a former director of the Company Harvey Bibicoff, as co-defendants in a case against Old CFI claiming a breach of a promissory note by Old Case and asserting fraud seeking damages of $140,000 plus attorneys fees and punitive damages. The Company is defending this suit and believes the ultimate outcome will not have a material impact on the Company's financial condition.

The Company is in default on all of its recourse debt obligations, although no formal demands for payment have been made by any of the lenders, there is no assurance that such demand will not be made in the future and that the Company will be able to resolve such demands.

..

LIQUIDITY AND CAPITAL RESOURCES:

Our independent auditors have indicated in their report dated December 8, 2004 for the three months ended September, 2004 that there is substantial doubt about our ability to continue as a going concern. We have been experiencing cash flow problems and new management is evaluating whether the overall business model is sustainable or should be discontinued so we can pursue a different business strategy. Those conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we are actively seeking additional capital which may result in significant and substantial dilution to existing shareholders.

During the three months ended December 31, 2003, an officer and two directors loaned $150,000 to the Company payable on demand including interest at 12% per annum. Subsequent to December 31, 2003, an officer loaned an additional $110,000 to the Company payable on demand including interest at 12% per annum.

Our balance sheet at December 31, 2004 reflects cash of $115,139, an increase of $81,756 for the three months then ended as compared with a decrease in cash of $163,587 in the three months ended December 31, 2003. Net cash used in operating activities was $216,844 for the three months ended December 31, 2003 and $206,137 for the three months ended December 31, 2004.

During the three months ended December 31, 2004, the Company borrowed $70,000 from one related party.

During the quarter ended December 31, 2004, the Company decreased its obligations under 3rd party investments by $373,797 as follows:

                                                   Unrelated
                                Related Party       Parties            Total
                                 -----------      -----------      -----------
Balance at October 1, 2004       $ 2,048,832      $   281,022      $ 2,329,854

New 3rd party advances                     0                0                0
Repayments                          (372,297)          (1,500)        (373,797)
                                 -----------      -----------      -----------

Balance at December 31, 2004     $ 1,676,535      $   279,522      $ 1,956,057
                                 ===========      ===========      ===========

The Company does not have any material capital expenditure commitments as of December 31, 2004.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our independent auditors have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated December 8, 2004 for the year ended September 30, 2004, our independent auditors have expressed doubt about our ability to continue as a going concern. Our ability to continue as a going concern is a result of recurring losses from operations, a stockholders' deficit, and requirement for a significant amount of capital financing to proceed with our business plan. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans where possible. The going concern uncertainty in the auditor's report increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

The Company is a development stage company with a limited operating history and lack of profitability

Since the Asset Purchase agreement in March 2002, the Company has had a limited operating history and has incurred operating losses in every quarter. The Company is subject to the risks and uncertainties usually encountered by early-stage companies. These risks include risks that the Company cannot attract, train or integrate into the business organization qualified personnel, risks that fluctuations in operating results will be significant as the Company develops and tests business practices, and risks that the Company will fail to properly manage growth and expansion, if and when it occurs.

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

The Company only has a limited history of operations upon which it can rely with regard to both the nature of the service it provides and its ability to provide that service. Through the Company's sales efforts the Company must educate its consumer base with regard to its business. Unlike other financial services, the Company's services are not well known in the general population. Therefore, the Company cannot give any assurances that it will be successful in educating potential consumers about its services and especially educating consumers about its services in a manner that will be attractive to consumers. A failure to so educate consumers may hamper the Company's sales efforts and have an adverse impact on the Company's business, prospects and results of operations.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its newly appointed principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was served with a complaint in May 2004 filed in the Los Angeles Superior Court, Central District, Case Number BC 316068, from an unrelated third party asserting securities fraud, fraud, breach of contract and unfair business practices against the Company and seeking damages of $65,000. The plaintiff claims that she had loaned the Company the sum of $40,000 pursuant to a verbal agreement and was promised repayment within 45 days plus a 25% profit. The funds were utilized by the Company for a non-recourse advance which the Company was unable to recover and the principal amount of this obligation is included in non recourse loans payable-unrelated parties on the Company's balance sheet. The Company has made offers to settle this matter and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $25,000 as of December 31, 2004 as general and administrative expenses for this potential claim.

The Company was served with a complaint in February 2004 filed in the Los Angeles Superior Court, Northwest District, Case Number LC 067786, naming the Company and Harvey Bibicoff, a former director of the Company, as co-defendants in a case against Old CFI claiming a breach of a promissory note by Old Case and asserting fraud seeking damages of $140,000 plus attorneys fees and punitive damages. The Company is defending this suit and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $140,000 as of December 31, 2004 as general and administrative expenses for this potential claim.

The Company was served with a complaint in October 2004 filed in the San Diego Superior Court, North County District, Case Number GIN040080 from an attorney who had represented the Company on a previous legal matter for contract, breach of contract, common counts, imposition and foreclosure of attorneys' lien, injunctive relief and declaratory relief seeking damages in the amount of $31,741.32 for legal services rendered. The Company believes the amount sought to be in excess of the fair value of the services rendered and is defending this suit. The full amount of the claim asserted by the plaintiff in this matter has been recorded in the Company's books as legal expense as of December 31, 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

1. The following Exhibits are filed herein:

31.1 Certification of Chief Executive Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to the Securities Exchange Act of 1934, Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASE FINANCIAL, INC.

                                             By: /s/Michael Schaffer
                                                 -----------------------

                                                 Chief Executive Officer
                                                 Date: February 28, 2005

                                             By: /s/Lawrence Schaffer
                                                 -----------------------

                                                 Chief Financial Officer
                                                 Date: February 28, 2005