Form 10QSB/A
period 2004-12-31
CASE FINANCIAL INC
filed 2005-03-02
CIK 1096841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

            This document is being refiled to update certifications.

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

CASE FINANCIAL, INC.

                                             By: /s/Michael Schaffer
                                                 -----------------------

                                                 Chief Executive Officer
                                                 Date: March 2, 2005

                                             By: /s/Lawrence Schaffer
                                                 -----------------------

                                                 Chief Financial Officer
                                                 Date: March 2, 2005