Form 10QSB
period 2005-03-31
CASE FINANCIAL INC
filed 2005-05-20
CIK 1096841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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


                                 (760) 804-1449
              (Registrant's telephone number, including area code)


         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                         ------------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   AS OF MAY 1, 2005 THERE WERE 24,019,236 SHARES OF COMMON STOCK OUTSTANDING.

Transitional Small Business Disclosure Format (check one). Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page

                         PART I - FINANCIAL INFORMATION


Item 1.        FINANCIAL STATEMENTS                                           2

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     12

Item 3.        CONTROLS AND PROCEDURES                                       18

                           PART II - OTHER INFORMATION


Item 1.        LEGAL PROCEEDINGS                                             18

Item 5.        OTHER INFORMATION                                             20

Item 6.        EXHIBITS                                                      20

SIGNATURES                                                                   20

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                  MARCH 31, 2005
                                                                   ------------
ASSETS

Cash and cash equivalents                                          $    243,799

Investments in contracts - net of allowance
  for contract losses of $496,761                                     1,862,617

Loans receivable - net of allowance for bad
  debts of $99,851                                                      189,608

Prepayments and other assets                                            206,869

Receivables and other assets, related parties,
  net of impairment allowance of $122,520                                15,398

Equipment, at cost, net of accumulated
  depreciation of $188,033                                               10,992
                                                                   ------------
TOTAL ASSETS                                                       $  2,529,283
                                                                   ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable and accrued expenses                              $    886,817

Non recourse loans payable - related parties                          1,485,679

Non recourse loans payable                                              279,546

Convertible dentures payable                                            268,664

Loans payable - related parties                                       3,460,000

Loans payable                                                           270,000
                                                                   ------------
TOTAL LIABILITIES                                                     6,650,707
                                                                   ------------
STOCKHOLDERS' DEFICIENCY

Common stock, par value $0.001 per share,
  100,000,000 shares authorized, 24,019,236
  shares issued and outstanding                                          24,019

Paid-in-capital                                                       9,033,606

Accumulated deficit                                                 (13,179,049)
                                                                   ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                       (4,121,423)
                                                                   ------------

                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $  2,529,283
                                                                   ============

          See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                             Three months    Three Months     Six months      Six Months
                                                 ended           ended           ended           ended
                                            March 31, 2005  March 31, 2004  March 31, 2005  March 31, 2004
                                             ------------    ------------    ------------    ------------
REVENUE

  Contract fees                              $     37,624    $    154,008    $     71,027    $    307,834

  Service fees, related parties                     1,800          11,679           4,392          23,524
                                             ------------    ------------    ------------    ------------
     TOTAL REVENUE
                                                   39,424         165,687          75,418         331,358

OPERATING EXPENSES

  Provision for losses on investments
   in contracts                                    34,024          (9,383)         34,024         (18,174)

  Provision for impairment of notes
   and other receivables from affiliate                --              --              --          (8,911)

  General and administrative                      207,656         399,970         457,887         760,172

  Sales and marketing                                  --          57,277           3,542         141,339

                                             ------------    ------------    ------------    ------------
     TOTAL OPERATING EXPENSES
                                                  241,679         447,864         495,453         874,426
                                             ------------    ------------    ------------    ------------
  LOSS FROM OPERATIONS
                                                 (202,255)       (282,177)       (420,035)       (543,068)

OTHER INCOME (EXPENSE)

  Interest income                                      91             169             381             171

  Interest expense                                (99,632)        (93,540)       (207,334)       (179,221)

  Non-cash finance expenses                       (53,784)        (26,223)       (107,903)        (51,699)

  Miscellaneous Income                                 --           1,314              --           2,314
                                             ------------    ------------    ------------    ------------


     TOTAL OTHER INCOME (EXPENSE)                (153,325)       (118,280)       (314,856)       (228,435)
                                             ------------    ------------    ------------    ------------
  NET LOSS                                   $   (355,580)   $   (400,457)   $   (734,891)   $   (771,503)
                                             ============    ============    ============    ============

  Net Loss per common share

           Basic and diluted                        (0.02)          (0.02)          (0.04)          (0.05)
                                             ============    ============    ============    ============
  Weighted average number of common shares

           Basic and diluted                   17,485,903      16,188,629      17,250,005      16,188,629
                                             ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                    Six months     Six months
                                                                   ended March    ended March
                                                                     31, 2005       31, 2004
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $  (734,891)   $  (771,503)
Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                      11,960         23,976

      Amortization of Debt Premium                                      37,914         80,829

      Provision for losses on investments in contracts                  34,024        (18,174)

      Impairment of notes receivable of affiliate                           --         (8,911)

      Amortization warrants issued with debt                            54,864             --

      Beneficial conversion feature expense                                797             --

      Common stock and options for compensation                             --         82,986

  Changes in operating assets and liabilities                               --             --

          Decrease in prepayments and other assets                      21,067         13,421

          Increase in accounts payable and other liabilities            33,047         60,226
                                                                   -----------    -----------

             Net cash used in operating activities                    (540,022)      (537,150)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

        Investment in contracts  -- advances and loans                      --       (426,916)

        Investment in contracts  -- collections                        155,526        442,293

        Increase in loans receivable-advances                               --       (554,500)

        Decrease in loans receivable - collections                     601,572        484,500

        Principal repayments on notes receivable from affiliate             --            142

        Purchase of equipment                                           (2,881)            --
                                                                   -----------    -----------

             Net cash used in (provided by) investing activities       754,217        (54,481)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from borrowings                                               --        420,000

     Proceeds from issuance of stocks                                  490,000             --

     Repayments of borrowings                                           (1,476)      (270,000)

     Proceeds from related party borrowings                             70,850      1,118,033

     Repayments of related party borrowings                           (563,153)      (473,448)
                                                                   -----------    -----------

           Net cash provided by (used in) financing activities          (3,779)       794,585
                                                                   -----------    -----------
NET INCREASE IN CASH
                                                                       210,416        202,954


CASH - BEGINNING OF PERIOD                                              33,383        192,651
                                                                   -----------    -----------

CASH - END OF PERIOD                                               $   243,799    $   395,605
                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the six month period for:
     Interest                                                      $        --    $   119,366
     Income taxes                                                  $     2,755    $     4,662

          See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                For the three and six months ended March 31, 2005

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

At a Board of Directors meeting held October 7, 2004, five directors resigned from the Board and an officer of the Company relinquished his positions as Chief Executive Officer and Chief Financial Officer of the Company. At the same meeting, the Board of Directors appointed five directors to fill the seats created by submission of resignations effective as of the adjournment of the meeting and a new Chairman of the Board of Directors was appointed in the meeting.

The Company has experienced substantial operating losses since completing its reverse acquisition with Asia Web and, as a result, depleted its working capital available for new advances under its loan programs. The new Board of Directors and management is evaluating the viability of its litigation financing business and, if determined not viable, will seek out new business opportunities. In the interim, management efforts are being focused on maximizing revenues and collections on existing investments in addition to raising additional capital to provide the Company needed cash resources to either resume its existing business or pursue new opportunities

Operations are conducted from leased premises in Carlsbad, California.

Basis of presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended September 30, 2004 were filed on February 2, 2005 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The accompanying financial statements include the accounts of Case Financial Inc. and its subsidiaries Case Financial, LLC, and Case Capital Corporation. All significant inter-company accounts, transactions and profits have been eliminated upon consolidation and combination.

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

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                For the three and six months ended March 31, 2005

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

The Company earns service fees from a contract entered into with two entities including the prior Case Financial, Inc. and its affiliate, Case Financial Funding, Inc ("Old CFI"). The Company manages Old CFI's portfolios of investments for a fee equal to 15% of gross amounts collected on its behalf. Further, in February 2005, the Company has acquired a 65.63% interest in the outstanding case portfolio of Case Financial Funding Inc., a subsidiary of Old Case. This investment was recorded by the Company as investment in contracts.

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

Basic and diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for each of the periods presented. The weighted average number of common shares outstanding for computing the basic and diluted loss per common share was 17,485,903 and 17,250,005 for the three month period and six month period ending March 31, 2005 respectively and 16,188,629 for both basic and diluted loss per share for the three months and six months ended March 31, 2004. The weighted average number of common shares outstanding does not include 4,935,833 and 8,807,500 options and warrants outstanding at March 31, 2005 and 2004, respectively, because they are anti-dilutive.

CUSTOMER CONCENTRATIONS

As of March 31, 2005, one law firm customer represented approximately 60% of the portfolio of investments in contracts and loans receivable. For the six months ended March 31, 2005, two other law firms represented approximately 54% and 19%, respectively of the total revenue for the period.

NOTE 2: INVESTMENTS IN CONTRACTS

At March 31, 2005, investments in contracts, net of allowance for contract losses of $496,761, were $ 1,862,617.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                For the three and six months ended March 31, 2005

The Company's investment in contracts consists of investments funded through the Company's own cash resources as well as investments funded through non recourse loans payable from third parties. Third party investors bear financial risk with respect to the underlying investment in a contract in relation to their proportionate interest in the principal advanced for such contract.

On February 28, 2005, the Company purchased a 65.63% interest in the remaining case portfolio of Case Financial Funding, Inc, a subsidiary of Old Case ("CFF"), by acquiring 65.63% of the secured notes issued by CFF that provide the holder with a secured interest in the proceeds of the outstanding cases of CFF. As consideration for this purchase, the Company issued a convertible debenture in the amount $287,000. The principal amount of the debenture is due and payable in full two years from the date of issue unless converted into common stock of the Company at a conversion price of $0.15 per share. The Company has the right at anytime, after one year, to require conversion of the debenture into shares of common stock at $0.15 per share, provided that: the stock at anytime trades at 30 cents or higher for a consecutive period of 30 trading days. Interest is payable semi-annually at a rate of 5% per annum.

The Company records fee income once collection is assured, usually upon receipt of cash, after the case is settled or successfully adjudicated.

A summary of the activity in investments in contracts (excluding the allowance for contract losses) for the three and six months ended March 31, 2005 is as follows:

                                 Three Months Ended            Six Months Ended
                                   March 31, 2005               March 31, 2005
                                 ----------------------------------------------
Beginning Balance                $        2,050,378            $      2,227,904
Adjustments to Receivables                   35,000                      35,000
Purchase of CFF portfolio                   287,000                     287,000
Collections                                 (13,000)                   (190,526)
Write-Offs                                        0                           0
                                 ----------------------------------------------
Ending Balance                   $        2,359,378            $      2,359,378
                                 ==============================================

In conjunction with new management's investigation of the Company's finances, outside counsel has been retained to pursue collection on the majority of the Company's portfolio of investments in contracts and loans receivable and the allowance for contract losses for both loans receivable and investments in contracts has been increased to an amount equal to the principal and accrued revenue balances outstanding as of March 31, 2005 on all non third party funded loans receivable and investments in contracts less collections to date. A summary of allowance for contract losses is as follows:

                                 Three Months Ended            Six Months Ended
                                   March 31, 2005               March 31, 2005
                                 ----------------------------------------------
Beginning Balance                $          462,737            $        462,767

Increases to the Allowance                   34,024                      34,024
                                 ----------------------------------------------
Ending Balance                   $          496,761            $        496,791
                                 ==============================================

NOTE 3: LOANS RECEIVABLE

In April 2003, Case Capital Corporation became a licensed California finance lender and in August 2003 began making interest-bearing collateralized term loans. The Company charges loan fees in connection with these term loans. In addition, interest is charged on these loans if the loans are not repaid by a specified date, which is generally before the maturity date.

A summary of the activity in loans receivable excluding the allowance for bad debts of $ 99,851 for the three and six months ended March 31, 2005 is as follows:

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                For the three and six months ended March 31, 2005

                                 Three Months Ended            Six Months Ended
                                   March 31, 2005               March 31, 2005
                                 ----------------------------------------------
Beginning Balance                $          477,716            $        891,031

New Loans                                         0                           0

Collections                                (188,257)                   (601,572)
                                 ----------------------------------------------
Ending Balance                   $          289,459            $        289,459
                                 ==============================================

Included in loans receivable as of March 31, 2005 is $170,000 in loans to a single law firm for a group of similar cases, $100,000 of which have been funded through third party investments. In addition, as of March 31, 2005 the Company had accrued revenue to accounts receivable of $206,338 on these cases and collected $132,276 as of March 31, 2005. These funds were advanced over a seven-month period while the cases were in the process of settling. The Company had received notification that the settlements are now substantially complete on these cases however there have been numerous legal delays in obtaining final court approval for disbursement of funds. Accordingly, the Company has entered into an agreement with PCI LLC, the principal third party investor in these cases, and a related party through its affiliation with a major stockholder, to oversee collection of the remaining balances under these cases. Further, the Company has increased its allowance for bad debts by $99,851 as of March 31, 2005 representing 100% of uncollected principal and accrued fees still outstanding.

NOTE 4: LOANS PAYABLE, RELATED PARTIES

As of March 31, 2005, related party debt consists of the following:

Non recourse loans payable - Notes to major stockholders, officers and directors collateralized by specifically identified investments in contracts, payable upon settlement of the related investments in contracts plus either 75% or 50% of the fee income earned thereon. Repayment of these notes is contingent upon recovery
of the specifically identified investments in contracts.                             $  1,485,679

Note payable to major stockholder, uncollateralized, interest
payable monthly at 12.0% per annum, due December 12, 2006(1)                            2,000,000

Secured note payable, major shareholder,  secured by a lien on all assets of the
Company,  interest  payable  monthly at 12.0% per annum,  due September 8, 2004,
This note payable is currently in default. (2)                                            500,000

Note payable, unsecured,  payable May 23, 2004 plus interest at
8% per annum. This note payable is currently in default (3)                               600,000

Notes payable, uncollateralized, interest payable monthly at
12.0% per annum, due January 1, 2007 (4)                                                  150,000

Promissory demand notes, unsecured , interest payable monthly
at 12.0% per annum (5)                                                                    140,000

Loan payable, unsecured, to a former director                                              70,000
                                                                                     ------------
                                                                                     $  4,945,679
                                                                                     ============

(1) This loan also included warrants to purchase 2,000,000 shares of the common stock of the Company at $0.50 per share and warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 per share that expire in four years. CCWIPP agreed to a deferral on interest payments and a suspension of any collection actions for defaults previously asserted under this note, including the failure to register the common shares underlying these warrants for resale, for a period of six months, commencing with the date of the interest payment that had been due for February 2004. In consideration of this deferral, the Company agreed to reduce the exercise price on the warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. The Company is in default on this loan and has been unable to resume interest subsequent to the expiration of this deferral in July 2004 and, as of March 31, 2005, total accrued interest totaled $279,452.

(2) In March 2004, the Company entered into a $500,000 secured loan agreement with the CCWIPP. This loan was due and payable in a lump sum, inclusive of interest at the rate of 12% per annum, on or before the sooner of the date the Company had completed additional equity financings aggregating in excess of $3.0 million or September 8, 2004. The loan is secured by a lien on all assets of the Company. As additional consideration for this loan, the Company issued 1,000,000 shares of its common stock to the lender. The market value as of the date of the loan of the common stock issued has been amortized over the life of the loan resulting in a charge for three months ended March 31, 2005 of $450,000 to non-cash finance expense. The Company is in default on this loan and, as of March 31, 2005, total accrued interest totaled $63,833.

(3) In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note for $600,000, which was due in May 2004, was to Harvey Bibicoff, a director and former interim CEO and CFO of the Company. On March 30, 2004, Mr. Bibicoff agreed to a six month deferral on interest payments commencing with the interest payment that had been due for March 2004 and a deferral of the principal payment to December 31, 2004. In addition, he agreed to a suspension of any collection actions for any prior defaults under this note. The second note, for $100,000, was to a relative of Eric Alden, the Company's former CEO. As of June 7, 2004, the Company entered into an agreement and mutual release with Eric Alden which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 is investigating the adequacy of the consideration and the legal validity of the release. As a result of the foregoing, the Company has reclassified the $100,000 unsecured promissory note due May 2005 from Loans Payable-Related Parties to Loans Payable. The noteholder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on both of these notes due to non payment of interest (and principal, in the case of the $600,000 note) and, as of March 31, 2005, total accrued interest on the $600,000 totaled $64,000.

(4) Effective January 1, 2003, an accredited investor, which is now a related party through its affiliation with CCWIPP, converted an investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note issued by the Company. The principal amount of the promissory note was $150,000. As part of the conversion, the Company cancelled four year warrants to purchase 75,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase: (i) 150,000 shares of common stock at an exercise price of $0.50 and (ii) 75,000 shares of common stock at an exercise price of $0.80. The Company also agreed to register the common stock underlying the warrants for resale. On March 30, 2004, in conjunction with changes the Company implemented with respect to its senior management and its Board of Directors, the lender agreed to a deferral on interest payments under this note and a suspension of any collection actions for prior defaults under this note, commencing with the payment that had been due for January 2004 for a period of six months. In consideration of this deferral, the Company agreed to reduce the exercise price on warrants to purchase 75,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. All other terms of the warrants remain unchanged. The increase in the fair value of the foregoing warrants as a result of the reduction in the exercise price as well as the initial value are being amortized over the remaining life of the warrants and charged to non-cash finance expense. The Company is in default on this note due to non payment of interest and, as of March 31, 2005, total accrued interest totaled $22,500.

(5) The Company had outstanding as of March 31, 2005, $140,000 in unsecured promissory demand notes ($40,000 at an interest rate of 12% per annum,$75,000 at an interest rate of 12% per annum and $25,000 at an interest rate of 12% per annum), all to former and current directors. The holders of these demand notes agreed to a deferral on interest payments and the principal payment commencing with the interest payment due March 2004 for a period of six months. The Company is in default on these notes due to non payment of interest and, as of March 31, 2005, total accrued interest totaled $24,310.

The Company recorded interest expense of $ 189,936 and $90,101 for the six month period and three month period ending March 31, 2005. The Company recorded interest expense of $ 189,981 and $86,690 for the six month period and three month period ending March 31, 2004.

NOTE 5: LOANS PAYABLE, UNRELATED PARTIES

As of March 31, 2005, unrelated party debt consists of the following:

--------------------------------------------------------------------------------
                                                                  March 31, 2005

Non recourse loans payable - Notes collateralized by
specifically identified investments in contracts, payable upon settlement of the related investments in contracts plus either
75% or 50% of the fee income earned thereon. Repayment of
these notes is contingent upon recovery of the specifically
identified investments in contracts                               $    279,546

Note payable unsecured payable May 23, 2004 plus interest at
8% per annum., This note payable is currently in default. (1)          100,000

Notes payable, uncollateralized, interest payable monthly at
12.0% per annum, due January 1, 2007 (2)                                50,000

Promissory demand notes, unsecured, interest payable monthly
at 12.0% per annum (3)                                                 120,000
                                                                  ------------
                                                                  $    549,546
                                                                  ============
--------------------------------------------------------------------------------

(1) In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note for $600,000, which was due in May 2004, was to a director and former interim CEO and CFO of the Company. The second note, for $100,000, was to a relative of the Company's former CEO. As of June 7, 2004, the Company entered into an agreement and mutual release with the former CEO which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 is investigating the adequacy of the consideration and the legal validity of the release. As a result of the foregoing, the Company has reclassified the $100,000 unsecured promissory note due May 2005 from Loans Payable-Related Parties to Loans Payable. The noteholder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on this note due to non payment of interest and, as of March 31, 2005, accrued interest totaled $4,667.

(2) The principal amount of this promissory note was $50,000. Effective January 1, 2003, the noteholder converted their investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note. As part of the conversion, the Company cancelled four year warrants to purchase 25,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase: (i) 50,000 shares of common stock at an exercise price of $0.50 and (ii) 25,000 shares of common stock at an exercise price of $0.80. The Company also agreed to register the common stock underlying the warrants for resale. The Company is in default on this note due to non payment of interest and, as of March 31, 2005, accrued interest totaled $4,500.

(3) The Company had outstanding as of March 31, 2005, $120,000 in unsecured promissory demand notes to the former CEO and a relative of the former CEO which bear interest at 12%. The Company is in default on these notes due to non payment of interest and, as of March 31, 2005, accrued interest totaled $17,750.

The Company recorded interest expense of $ 14,178 and $ 7,047 for the six month period and three month period ending March 31, 2005. The Company recorded interest expense of $ 13,981 and $ 6,850 for the six month period and three month period ending March 31, 2004.

NOTE 6: CONVERTIBLE DEBENTURES AND ACQUISITION OF CASE PORTFOLIO

On February 28, 2005, the Company purchased a 65.63% interest in the remaining case portfolio of Case Financial Funding, Inc, a subsidiary of Old Case ("CFF"), by acquiring 65.63% of the secured notes issued by CFF that provide the holder with secured interest in the proceeds of the outstanding cases of CFF. As consideration for this purchase, the Company issued a convertible debenture in the amount $287,000. The principal amount of the debenture is due and payable in full two years from the date of issue unless converted into common stock of the Company at a conversion price of $0.15 per share. The Company has the right at anytime, after one year, to require conversion of the debenture into shares of common stock at 15 cents per share, provided that: the stock at anytime trades at 30 cents or higher for a consecutive period of 30 trading days. Interest is payable semi-annually at a rate of 5% per annum. The Company recorded the beneficial conversion feature associated with the convertible debentures for $ 19,133. The Company has recorded interest expense for $ 797 for the six month period ended March 31, 2005. The convertible debentures have been shown net of beneficial conversion feature at $ 268,664 as on March 31, 2005.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                For the three and six months ended March 31, 2005

NOTE 7: STOCKHOLDER'S DEFICIENCY

PRIVATE PLACEMENT:

During the quarter ended March 31, 2005, the Company issued 7,000,000 shares of common stock in a private placement issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the "Offering"). The Offering consisted of 14 units each including 500,000 shares of the Company's common stock at a purchase price of $0.07 per share together with a warrant to purchase an additional 500,000 shares of the Company's common stock at $0.10 per share. The warrant shall expire two years from the date of issue. After one year from date of issue, if the Company's common stock closing price exceeds $0.20 per share for a continuous 30 day period, the holder of the warrant shall have 45 days from the end of such 30 day period to exercise. The gross proceeds received for this offering were $490,000. (See Note 8- Related Party Transactions )

STOCK OPTIONS:

During the quarter ended March 31, 2005, the Company did not issue any options to purchase shares of common stock. In addition, options to purchase 1,237,500 shares of its common stock expired during the quarter and 1,605,000 expired for the six months period ended March 31, 2005.

NOTE 8: RELATED PARTY TRANSACTION

Participating in the Offering described in Note 7 above were the following related parties:

                                     Investment      Number of     Number of
  Relationship to Company               Amount         Shares       Warrants
  -----------------------             ---------      ---------     ---------
Chief Operating Officer,
Director                              $  57,750        825,000       825,000

CEO,Chariman of the Board of
Directors                                35,000        500,000       500,000

A company owned by Waddy
Stephenson, a Director                   17,500        250,000       250,000

President, CFO, Director                 26,250        375,000       375,000
                                      ---------      ---------     ---------
                                      $  84,000      1,200,000     1,200,000
                                      =========      =========     =========

During the six months ended March 31, 2005, the Company's CEO and Chairman of the Board of Directors, received a payment of $44,444 for finder's fees earned by him for securing $2.0 million in financing for the Company in December 2002. Also, the Company honored an indemnification agreement that it entered into with the same party in June 2003 and paid the outstanding balance of $60,000.

During the six months ended March 31, 2005, the Company paid to Measurable Software Corporation , a company owned and controlled by a director, $10,881 in fees for computer services and equipment.

NOTE 9: COMMITMENTS AND CONTINGENCIES

The Company conducts its operations utilizing leased facilities under non-cancelable operating lease agreements for two years expiring on October 31, 2006. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

                           Period ending December 31,

                           2005               23,218
                           2006               19,790
                           Total             $43,008

The Company was served with a complaint in May 2004 filed in the Los Angeles Superior Court, Central District, Case Number BC 316068, from an unrelated third party asserting securities fraud, fraud, breach of contract and unfair business practices against the Company and seeking damages of $65,000. The plaintiff claims that she had loaned the Company the sum of $40,000 pursuant to a verbal agreement and was promised repayment within 45 days plus a 25% profit. The funds were utilized by the Company for a non-recourse advance which the Company was unable to recover and the principal amount of this obligation is included in non recourse loans payable-unrelated parties on the Company's balance sheet. The Company has made offers to settle this matter and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $25,000 as of March 31, 2005 as general and administrative expenses for this potential claim.

The Company was served with a complaint in February 2004 filed with the Los Angeles Superior Court, Northwest District, Case Number LC 067786, naming the Company and a former director of the Company Harvey Bibicoff, as co-defendants in a case against Old CFI claiming a breach of a promissory note by Old Case and asserting fraud seeking damages of $140,000 plus attorneys fees and punitive damages. The Company is defending this suit and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $140,000 as of March 31, 2005 as general and administrative expenses for this potential claim.

The Company was served with a complaint in October 2004 filed in the San Diego Superior Court, North County District, Case Number GIN040080 from an attorney who had represented the Company on a previous legal matter for contract, breach of contract, common counts, imposition and foreclosure of attorneys' lien, injunctive relief and declaratory relief seeking damages in the amount of $31,741.32 for legal services rendered. The Company believes the amount sought to be in excess of the fair value of the services rendered and is defending this suit. The full amount of the claim asserted by the plaintiff in this matter has been recorded in the Company's books as legal expense as of March 31, 2005.

On March 25, 2005 a derivative lawsuit was filed by a major stockholder and secured lender of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a current director alleging that these officers and directors had damaged the Company by
(a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Management believes that the outcome of this case will not have a material impact on the financial condition of the Company.

The Company is in default on all of its recourse debt obligations as described in Notes 4 and 5 and, although no formal demands for payment have been made by any of the lenders, there is no assurance that such demand will not be made in the future and that the Company will be able to resolve such demands.

NOTE 10: GOING CONCERN

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company has incurred net losses of $734,891 and $771,503 during the 6 months ended March 31, 2005 and 2004, respectively, and anticipates continued losses for the current fiscal year. There was an accumulated deficit of $13,179,049 as of March 31, 2005, total liabilities exceeded total assets by $4,121,424 as of March 31, 2005, the Company has minimal cash resources and new management has reduced its overhead to minimal levels while evaluating whether the overall business model is sustainable or should be discontinued so the Company can pursue a different business strategy. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the report dated December 8, 2004 on the financial statements for the fiscal year ended September 30, 2004, the Company's independent auditors expressed substantial doubt about the Company's ability to continue as a going concern.

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

Since the reverse acquisition in March 2002, we have incurred operating losses in every quarter, net losses have exceeded $7,000,000. In February 2004, we appointed Harvey Bibicoff interim Chief Executive Officer and interim Chief Financial Officer and accepted the resignation of Eric Alden as Chief Executive Officer and Chief Financial Officer. Also in February 2004, we appointed a new Chairman of the Board of Directors and three other new directors were appointed replacing two director positions previously held by members of management and filling a vacant position. In March 2004, in conjunction with the foregoing changes we implemented with respect to our senior management and our Board of Directors, we obtained a secured short term bridge loan from the Canadian Commercial Workers Industrial Pension Plan ("CCWIPP") and obtained deferrals on other debt obligations while we sought additional capital which we were unable to obtain. In June 2004, the Board of Directors appointed a new Chief Executive Officer and Chief Financial Officer to develop a new strategy for our litigation financing business as well as assist us in our efforts to raise additional capital.

On October 7, 2004, five of our six directors resigned including the Chairman and our recently appointed CEO and CFO who also resigned his positions as CEO, CFO. At the same Board of Directors meeting, four new directors were appointed to fill all but one of the seats to be vacated. Effective as of the adjournment of the meeting, Michael Schaffer, previously Chairman of the Board and Chief Executive Officer of our Company from April 1994 to March 2002, was elected as the new Chairman of the Board of Directors. At a second Board of Directors meeting several days later, Michael Schaffer was appointed Chief Executive
Officer and newly appointed director Lawrence Schaffer was appointed Chief Financial Officer and President; newly appointed director William Rapaglia was appointed Chief Operating Officer; and newly appointed director Waddy Stephenson as Corporate Secretary.

The new Board of Directors and management is conducting a full investigation of the finances of Case over the past several years, as well as evaluating the viability of our litigation financing business and, if determined not viable, seek out new business opportunities.

In November of 2004 we received a letter from a law firm representing a large shareholder and secured creditor, demanding the Company undertake an investigation into, among other things the asserted negligence of certain officers and directors. In March 2005, with the new Board of Directors consent, this same large shareholder and secured creditor filed a derivative lawsuit alleging that prior officers and directors had damaged us by (a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanagement in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals.

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

We utilized Third Party Investments in order to provide funding in situations when our available internal capital was insufficient to fund the transactions entirely by ourselves, or when the size of the transaction is larger than was prudent for us to undertake directly. We receive a success fee for servicing the investment, generally equal to 25% to 50% of the income, if any, received upon successful resolution of the underlying case. The third party investors bear the entire financial risk with respect to the underlying investment in the contract. In addition, if we also participated in the funding, we share in the remaining fees and principal with the third party investors according to our pro-rata share of the total capital invested.

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

In addition to contract fees from investments in contracts made by us, we made service investments in contracts on behalf of third party investors for which we receive a success fee equal to 25% to 50% of the income generated upon successful resolution of the underlying case. These third party investments are collateralized by specifically identified investments in contracts and are repayable only upon successful resolution and collection of the underlying case, along with fees equal to 50% to 75% of the amount earned. Contract fees are presented net of amounts paid to third party participants.

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

RESULTS OF OPERATIONS

Results of operations for the three and six months ended March 31, 2005 compared with the three and six months ended March 31, 2004.

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

TOTAL REVENUE

Total revenues consisting of contract fees and service fees aggregated $39,424 for the three months ended March 31, 2005 compared with $165,687 for the three months ended March 31, 2004, a decrease of $126,263 or 76.2%. Total revenues aggregated $75,418 for the six months ended March 31, 2005 compared with total revenues of $331,358 for the six months ended March 31, 2004, a decrease of $255,940 or 77.2%.

CONTRACT FEES

Contract fee revenues were $37,624 for the three months ended March 31, 2005 compared with $154,008 for the three months ended March 31, 2004, a decrease of $116,384 or 75.6%. For the six months ended March 31, 2005 and 2004, contract fee revenues were $71,027 and $307,834 respectively, a decrease of $236,807 or 76.9%.

The decrease in contract fee revenues for the three and six months ended March 31, 2005 is attributable to receiving partial payments which were applied to principal first. In addition, the remaining portfolio of cases represents the most problematic cases with the lowest likelihood of successful resolution. Accordingly, we have reserved 100% of at risk principal as an allowance for contract losses excluding investments acquired after January 1 , 2005.

SERVICE FEES

Service fee revenues were $1,800 for the three months ended March 31, 2005 compared with $11,679 for the three months ended March 31, 2004, a decrease of $9,879 or 84.6%. For the six months ended March 31, 2005 and 2004, service fee revenues were $4,392 and $23,524 respectively, a decrease of $19,132 or 81.3%.

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

The allowance for contract losses for both loans receivable and investments in contracts had been increased to an amount equal to the principal and accrued revenue balances outstanding as of March 31, 2005 on all uncollected non third party funded loans receivable and investments in contracts funded prior to October 2004. As a result, there will be no further provision for losses on investment in contracts recognized in future periods unless new loans or investments are initiated by us. On February 28, 2005, we purchased a 65.63% interest in the remaining case portfolio of Case Financial Funding, Inc, a subsidiary of Old Case ("CFF"), by acquiring 65.63% of the secured notes issued by CFF that provide the holder with a secured interest in the proceeds of the outstanding cases of CFF. Based upon our evaluation of this portfolio, we are have not recorded any allowance for contract losses applicable to this portfolio.

GENERAL AND ADMINISTRATIVE

General and administrative costs and expenses were $207,656 for the three months ended March 31, 2005 as compared with $399,970 for the three months ended March 31, 2004. Accordingly, general and administrative expenses decreased by $192,314 or 48.1% for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004. For the six months ended March 31, 2005 and 2004, general and administrative costs were $457,887 and $760,172, respectively, a decrease of $302,285 or 39.8%.

The decrease in general and administrative costs and expenses for the six months ended March 31, 2005 as compared with the six months ended March 31, 2004 is primarily attributable to the decrease in administrative overhead costs in conjunction with our change in management in October 2004. At that time, we terminated all employees except for our CEO, CFO and a bookkeeper as well as relocated to less expensive office facilities which minimized general and administrative costs while we evaluate our future plans.

SALES AND MARKETING

There were no sales and marketing expenses for the three months ended March 31, 2005 as compared with $57,277 for the three months ended March 31, 2004.
Accordingly, sales and marketing expenses decreased $57,277 or 100% for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004. For the six months ended March 31, 2005 and 2004, sales and marketing expenses were $3,542 and $141,339, respectively, a decrease of $137,797 or 97.5%. The decrease was a result of the termination of sales and marketing personnel which is now being handled by existing officers and employees and we are not presently seeking new opportunities in litigation financing until we have determined that we will continue to pursue this business segment.

OTHER INCOME (EXPENSE):

INTEREST EXPENSE

Interest expense was $99,632 for the three months ended March 31, 2005, as compared with $93,540 during the three months ended March 31, 2004. Accordingly, interest expense increased by $6,092 for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004. For the six months ended March 31, 2005 and 2004, interest expense was $207,334 and $179,221, respectively, an increase of $27,316.

NON-CASH FINANCE EXPENSE

Non-cash finance expenses were $53,784 for the three months ended March 31, 2005, as compared with $26,223 during the three months ended March 31, 2004. Accordingly, non-cash finance expenses increased $27,561 for the three months ended March 31, 2005as compared with the three months ended March 31, 2004. For the six months ended March 31, 2005and 2004, non-cash finance expenses were $107,903 and $51,699, respectively, an increase of $56,204.

Non-cash finance expenses represent amortized costs of common stock, options and warrants granted in conjunction with financing transactions. The principal reason for the increase in non-cash finance charges for the three and six months ended March 31, 2005 is the amortization of costs associated with the repricing of the 1.0 million warrants from $0.80 to $0.50 each as additional consideration for the six month interest moratorium granted by the holder of a $2,000,000 note payable who is also a related party and warrants issued in June 2004 to a prior director as consideration for efforts related to obtaining financing..

COMMITMENTS

Other than as described in Note 9 to our financial statements, we have no other material off balance sheet arrangements.

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

Our balance sheet at March 31, 2005 reflects cash of $243,799, a decrease of $151,806 for the six months then ended as compared with cash of $395,605 in the six months ended March 31, 2004. Net cash used in operating activities was $540,022 for the six months ended March 31, 2005 and $537,150 for the six months ended March 31, 2004. Net cash used in operating activities is due primarily to our losses from operations, which remained constant for the six months ended March 31, 2005 as compared to the same period a year earlier due primarily to significant decreases in revenues for the six months ended March 31, 2005 offset by similar decreases in operating expenses instituted by new management..

Net cash provided from investing activities was $ 754,217 for the six months ended March 31, 2005 as compared to net cash used in investing activities of $54,481 for the six months ended March 31, 2004. The increase in cash provided from investing activities is due primarily to our efforts to liquidate the current portfolio resulting in collections of $601,572 in loans receivable and $155,526 in investments in contracts.

Net cash used in financing activities was $3,779 for the six months ended March 31, 2005 as compared with $794,585 in net cash provided from financing activities for the six months ended March 31, 2004. Net cash provided consisted of $490,000 in proceeds from a private placement of 7,000,000 shares of common stock pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the "Offering"). The Offering consisted of 14 units each including 500,000 shares of common stock at a purchase price of $0.07 per share together with a warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. The warrant shall expire two years from the date of issue. In addition, during the six months ended March 31, 2005, the Company borrowed $70,000 from one related party. The foregoing cash provided was offset by a decrease in our obligations under 3rd party investments of $564,629 resulting from our collections of outstanding loans receivable and investments in contracts as follows:

                                                   Unrelated
                                Related Party       Parties            Total
                                 -----------      -----------      -----------
Balance at October 1, 2004       $ 2,048,832      $   281,022      $ 2,329,854

New 3rd party advances                     0                0                0

Repayments                          (563,153)          (1,476)        (564,629)
                                 -----------      -----------      -----------

Balance at March 31, 2005        $ 1,485,679      $   279,546      $ 1,765,225
                                 ===========      ===========      ===========

Our capital expenditures for the six months ended March 31, 2005 totaled $2,881.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's management with the participation of principal executive and financial officers evaluated the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Based upon their evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to accumulate and communicate to the Company's management as appropriate to allow timely decisions regarding disclosure.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 25, 2005 a derivative lawsuit was filed by a major stockholder and secured lender of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a current director alleging that these officers and directors had damaged the Company by
(a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Management believes that the outcome of this case will not have a material impact on the financial condition of the Company.

The Company was served with a complaint in May 2004 filed in the Los Angeles Superior Court, Central District, Case Number BC 316068, from an unrelated third party asserting securities fraud, fraud, breach of contract and unfair business practices against the Company and seeking damages of $65,000. The plaintiff claims that she had loaned the Company the sum of $40,000 pursuant to a verbal agreement and was promised repayment within 45 days plus a 25% profit. The funds were utilized by the Company for a non-recourse advance which the Company was unable to recover and the principal amount of this obligation is included in non recourse loans payable-unrelated parties on the Company's balance sheet. The Company has made offers to settle this matter and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $25,000 as of March 31, 2005 as general and administrative expenses for this potential claim.

The Company was served with a complaint in February 2004 filed in the Los Angeles Superior Court, Northwest District, Case Number LC 067786, naming the Company and Harvey Bibicoff, a former director of the Company, as co-defendants in a case against Old CFI claiming a breach of a promissory note by Old Case and asserting fraud seeking damages of $140,000 plus attorneys fees and punitive damages. The Company is defending this suit and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $140,000 as of March 31, 2005 as general and administrative expenses for this potential claim.

The Company was served with a complaint in October 2004 filed in the San Diego Superior Court, North County District, Case Number GIN040080 from an attorney who had represented the Company on a previous legal matter for contract, breach of contract, common counts, imposition and foreclosure of attorneys' lien, injunctive relief and declaratory relief seeking damages in the amount of $31,741.32 for legal services rendered. The Company believes the amount sought to be in excess of the fair value of the services rendered and is defending this suit. The full amount of the claim asserted by the plaintiff in this matter has been recorded in the Company's books as legal expense as of March 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 28, 2005, the Company purchased a 65.63% interest in the remaining case portfolio of Case Financial Funding, Inc, a subsidiary of Old Case ("CFF"), by acquiring 65.63% of the secured notes issued by CFF that provide the holder with secured interest in the proceeds of the outstanding cases of CFF. As consideration for this purchase, the Company issued a convertible debenture in the amount $287,000. The principal amount of the debenture is due and payable in full two years from the date of issue unless converted into common stock of the Company at a conversion price of $0.15 per share. The Company has the right at anytime, after one year, to require conversion of the debenture into shares of common stock at 15 cents per share, provided that: the stock at anytime trades at 30 cents or higher for a consecutive period of 30 trading days. Interest is payable semi-annually at a rate of 5% per annum.

During the quarter ended March 31, 2005, the Company issued 7,000,000 shares of common stock in a private placement issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the "Offering"). The Offering consisted of 14 units each including 500,000 shares of the Company's common stock at a purchase price of $0.07 per share together with a warrant to purchase an additional 500,000 shares of the Company's common stock at $0.10 per share. The warrant shall expire two years from the date of issue. After one year from date of issue, if the Company's common stock closing price exceeds $0.20 per share for a continuous 30 day period, the holder of the warrant shall have 45 days from the end of such 30 day period to exercise. The gross proceeds received for this offering were $490,000 and the Company recognized no expenses directly associated with this transaction.

ITEM 3. DEFAULTS IN SENIOR SECURITIES.

As of March 31, 2005, the Company is in default on the following notes:

(a) A $2,000,000 note payable to a major stockholder, uncollateralized, with interest payable monthly at 12.0% per annum, due December 12, 2006. The Company is in default on this loan and, as of March 31, 2005, accrued interest totaled $279,452.

(b) A $500,000 secured note payable from a major shareholder, secured by a lien on all assets of the Company, interest payable monthly at 12.0% per annum, due September 8, 2004. The Company is in default on this loan and, as of March 31, 2005, accrued interest totaled $63,833.

(c) In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note for $600,000, which was due in May 2004, was to Harvey Bibicoff, a director and former interim CEO and CFO of the Company. On March 30, 2004, Mr. Bibicoff agreed to a six month deferral on interest payments commencing with the interest payment that had been due for March 2004 and a deferral of the principal payment to December 31, 2004. In addition, he agreed to a suspension of any collection actions for any prior defaults under this note. The second note, for $100,000, was to a relative of Eric Alden, the Company's former CEO. As of June 7, 2004, the Company entered into an agreement and mutual release with Eric Alden which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 is investigating the adequacy of the consideration and the legal validity of the release. The noteholder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on both of these notes due to non payment of interest (and principal, in the case of the $600,000 note) and, as of March 31, 2005, total accrued interest on the $600,000 totaled $64,000.

(d) Effective January 1, 2003, an accredited investor, converted an investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note issued by the Company. The principal amount of the promissory note was $150,000. As part of the conversion, the Company cancelled four year warrants to purchase 75,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase: (i) 150,000 shares of common stock at an exercise price of $0.50 and (ii) 75,000 shares of common stock at an exercise price of $0.80. The Company also agreed to register the common stock underlying the warrants for resale. On March 30, 2004, in conjunction with changes the Company implemented with respect to its senior management and its Board of Directors, the lender agreed to a deferral on interest payments under this note and a suspension of any collection actions for prior defaults under this note, commencing with the payment that had been due for January 2004 for a period of six months. In consideration of this deferral, the Company agreed to reduce the exercise price on warrants to purchase 75,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. All other terms of the warrants remain unchanged. The increase in the fair value of the foregoing warrants as a result of the reduction in the exercise price as well as the initial value are being amortized over the remaining life of the warrants and charged to non-cash finance expense. The Company is in default on this note due to non payment of interest and, as of March 31, 2005, total accrued interest totaled $22,500.

(e) The Company had outstanding as of March 31, 2005, $140,000 in unsecured promissory demand notes ($40,000 at an interest rate of 12% per annum,$75,000 at an interest rate of 12% per annum and $25,000 at an interest rate of 12% per annum), all to former and current directors. The holders of these demand notes agreed to a deferral on interest payments and the principal payment commencing with the interest payment due March 2004 for a period of six months. The Company is in default on these notes due to non payment of interest and, as of March 31, 2005, total accrued interest totaled $24,310.

(f) The Company had outstanding as of March 31, 2005, $120,000 in unsecured promissory demand notes to the former CEO and a relative of the former CEO which bear interest at 12%. The Company is in default on these notes due to non payment of interest and, as of March 31, 2005, accrued interest totaled $17,750.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

1. The following Exhibits are filed herein:

10.14 - Agreement with Sam Schwartz to purchase a 65.63% interest in the case portfolio of Case Financial Funding dated February 28, 2005.

10.15 - Convertible debenture issued to Sam Schwartz as consideration for the purchase of a 65.63% interest in the case portfolio of Case Financial Funding dated February28, 2005.

10.16 - Warrant to purchase 500,000 shares of the Company's common stock at $0.10 per share.

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

CASE FINANCIAL, INC.


By: /s/ Michael Schaffer
    -----------------------
    Chief Executive Officer
    Date: May 19, 2005


By: /s/ Lawrence Schaffer
    -----------------------
    Chief Financial Officer
    Date: May 19, 2005