Form 10QSB
period 2005-06-30
CASE FINANCIAL INC
filed 2005-08-15
CIK 1096841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

               5950 La Place Court, Suite #155, Carlsbad, CA 92008
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (760) 804-1449
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                         ------------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

 AS OF AUGUST 1, 2005 THERE WERE 24,019,236 SHARES OF COMMON STOCK OUTSTANDING.

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

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                  JUNE 30, 2005

ASSETS

Cash                                                                                                  $    105,659

Investments in contracts - net of allowance for contract losses of
$496,261                                                                                                 1,862,617

Loans receivable - net of allowance for bad debts of
$99,851                                                                                                    187,613

Prepayments and other assets                                                                               177,379

Receivables and other assets, related parties, net of impairment allowance of
$122,520                                                                                                    34,244

Equipment, at cost, net of accumulated depreciation of $182,006
                                                                                                             6,410

Notes receivable from affiliate , net of impairment allowance of $832,149                                       --
                                                                                                      ------------
     TOTAL ASSETS                                                                                     $  2,373,922
                                                                                                      ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY


Accounts payable and accrued expenses                                                                 $    995,387
Non recourse loans payable - related parties                                                             1,484,681

Non recourse loans payable                                                                                 278,549

Convertible debentures payable                                                                             271,055

Loans payable - related parties                                                                          3,460,000

Loans payable                                                                                              270,000

     TOTAL LIABILITIES
                                                                                                      $  6,759,672

STOCKHOLDERS' DEFICIENCY

Common stock, par value $0.001 per share,

100,000,000 shares authorized, 24,019,236 shares issued and
 outstanding                                                                                                24,019

Paid-in-capital                                                                                          9,061,042
                                                                                                      ------------
Accumulated deficit                                                                                    (13,470,812)
                                                                                                      ------------

     TOTAL STOCKHOLDERS'  DEFICIENCY                                                                  (4,385,750,)
                                                                                                      ------------
     TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIENCY                                                                    $  2,373,922
                                                                                                      ============


See accompanying notes to unaudited consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three month            Three month             Nine month
                                                                     period ended          period ended            period ended
                                                                    June 30, 2005          June 30, 2004           June 30, 2005
                                                                  -------------------    ------------------      ------------------
REVENUE

      Contract fees                                                 $       --             $    191,535            $     71,027
      Service fees, related parties                                        7,125                 20,017                  11,517
                                                                  -------------------    ------------------      ------------------
            TOTAL REVENUE                                                  7,125                211,552                  82,543

OPERATING EXPENSES

      Provision for losses on investments in contracts                      (500)               104,087                  33,524

      Provision for impairment of notes and other
      receivables from affiliate                                            --                     --                      --

      General and administrative                                         141,251                358,972                 599,139

      Sales and marketing                                                   --                   46,932                   3,542
                                                                  -------------------    ------------------      ------------------
         TOTAL OPERATING EXPENSES                                        140,751                509,991                 636,204
                                                                  -------------------    ------------------      ------------------

      LOSS FROM OPERATIONS                                              (133,626)              (298,439)               (553,661)

OTHER INCOME (EXPENSE)

      Interest income                                                         36                    318                     417

      Interest expense                                                  (107,502)              (104,358)               (314,836)

      Non-cash finance expenses                                          (50,670)              (296,804)               (158,573)

      Miscellaneous Income                                                  --                     --                      --
                                                                  -------------------    ------------------      ------------------

         TOTAL OTHER INCOME (EXPENSE)                                   (158,137)              (400,844)               (472,993)
                                                                  -------------------    ------------------      ------------------

      NET LOSS                                                      $   (291,763)          $   (699,283)           $ (1,026,654,)
                                                                  ===================    ==================      ==================

      Net Loss per common share - basic and diluted                        (0.02)                 (0.04)                  (0.05)

      Weighted average number of common shares                        17,250,005             16,464,485              18,854,371
                                                                  ===================    ==================      ==================

                                                                       Nine month
                                                                      period ended
                                                                      June 30, 2004
                                                                    ------------------
REVENUE

      Contract fees                                                   $    499,369
      Service fees, related parties                                         43,541
                                                                    ------------------
            TOTAL REVENUE                                                  542,910

OPERATING EXPENSES

      Provision for losses on investments in contracts                      85,913

      Provision for impairment of notes and other
      receivables from affiliate                                            (8,911)

      General and administrative                                         1,119,144

      Sales and marketing                                                  188,270
                                                                    ------------------
         TOTAL OPERATING EXPENSES                                        1,384,416
                                                                    ------------------

      LOSS FROM OPERATIONS                                                (841,506)

OTHER INCOME (EXPENSE)

      Interest income                                                          489

      Interest expense                                                    (283,579)

      Non-cash finance expenses                                           (390,169)

      Miscellaneous Income                                                   2,313
                                                                    ------------------

         TOTAL OTHER INCOME (EXPENSE)                                     (670,946)
                                                                    ------------------

      NET LOSS                                                        $ (1,512,452)
                                                                    ==================

      Net Loss per common share - basic and diluted                          (0.09)

      Weighted average number of common shares                          16,464,485
                                                                    ==================

See accompanying notes to unaudited consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Nine month period ended         Nine month period
                                                                                      June 30, 2005             ended June 30, 2004
                                                                                --------------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                         $    (1,026,654,)             $    (1,512,452)
Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                                         16,542                       35,964
      Amortization of Debt Premium                                                         50,565                      121,244
      Provision for losses on investments in contracts                                     33,524                       85,913
      Beneficial conversion feature                                                         3,188                            -
      Impairment of notes receivable of affiliate                                                                       (8,911)
      Amortization warrants issued with debt                                               82,300                       18,228
      Common stock issued with debt                                                             -                      294,394
      Common stock and options for compensation                                                 -                      115,566

   Changes in operating assets and liabilities
          (Increase) decrease in prepayments and other assets                              49,076                        7,575

          Increase (decrease) in accounts payable and other liabilities                   108,817                       92,165
                                                                                --------------------------    ----------------------
           Net cash used in operating activities                                         (682,641)                    (750,314)
                                                                                --------------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Investment in contracts  -- advances and loans                                            -                     (526,157)
      Investment in contracts  -- collections                                              156,026                     652,455
      Increase in loans receivable-advances                                                     -                     (677,500)
      Decrease in loans receivable - collections                                           603,567                     487,500
      Principal repayments on notes receivable from affiliate                                   -                          141
      Purchase of equipment                                                                (2,881)                           -
                                                                                --------------------------    ----------------------
           Net cash used in investing activities                                           756,712                     (63,561)
                                                                                --------------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from borrowings                                                                     -                       476,360
   Proceeds from issuance of stocks                                                        490,000                            -
   Repayments of borrowings                                                                (2,216)                    (305,837)
   Proceeds from related party borrowings                                                   70,637                    1,121,673
   Repayments of related party borrowings                                                (560,216)                    (488,086)
                                                                                --------------------------    ----------------------
         Net cash provided by financing activities                                          (1,795)                      804,110
                                                                                --------------------------    ----------------------
NET INCREASE (DECREASE) IN CASH                                                             72,276                      (9,765)

CASH - BEGINNING OF PERIOD                                                                  33,383                      192,651
                                                                                --------------------------    ----------------------

CASH - END OF PERIOD                                                             $         105,659             $        182,886
                                                                                ==========================    ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the nine month period for:
     Interest                                                                    $           1,226             $        129,611
     Income taxes                                                                $           4,980             $          5,820

See accompanying notes to unaudited consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements For the three and nine months ended June 30, 2005

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

Basis of presentation:

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the year ended September 30, 2004 were filed on February 2, 2005 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. The accompanying financial statements include the accounts of Case Financial Inc. and its subsidiaries Case Financial, LLC, and Case Capital Corporation. All significant inter-company accounts, transactions and profits have been eliminated upon consolidation and combination.

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

                      CASE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements For the three and nine months ended June 30, 2005

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

Basic and diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for each of the periods presented. The weighted average number of common shares outstanding for computing the basic and diluted loss per common share was 17,250,005 and 18,854 ,371 for the three month period and nine month period ending June 30, 2005 and 16,464,485 for both basic and diluted loss per share for the three months and nine months ended June 30, 2004. The weighted average number of common shares outstanding does not include 4,935,833 and 6,560,833 options and warrants outstanding at June 30, 2005 and 2004, respectively, because they are anti-dilutive.

CUSTOMER CONCENTRATIONS

As of June 30, 2005, one law firm customer represented approximately 53% of the portfolio of investments in contracts and loans receivable. For the nine months ended June 30, 2005, two other law firms represented approximately 49% and 17%, respectively of the total revenue for the period.

NOTE 2: INVESTMENTS IN CONTRACTS

At June 30, 2005, investments in contracts, net of allowance for contract losses of $496,261, were $ 1,862,617.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements For the three and nine months ended June 30, 2005

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

A summary of the activity in investments in contracts (excluding the allowance for contract losses) for the three and nine months ended June 30, 2005 is as follows:

                                  Three Months Ended           Nine Months Ended
                                    June 30, 2005              June 30, 2005
                                 ----------------------------------------------
Beginning Balance                $        2,359,378            $      2,227,904
Adjustments to Receivables                        0                      35,000
Purchase of CFF portfolio                         0                     287,000
Collections                                    (500)                   (191,026)
Write-Offs                                        0                           0
                                 ----------------------------------------------
Ending Balance                   $        2,358,878            $      2,358,878
                                 ==============================================

In conjunction with new management's investigation of the Company's finances, outside counsel has been retained to pursue collection on the majority of the Company's portfolio of investments in contracts and loans receivable and the allowance for contract losses for both loans receivable and investments in contracts has been increased to an amount equal to the principal and accrued revenue balances outstanding as of June 30, 2005 on all non third party funded loans receivable and investments in contracts less collections to date. A summary of allowance for contract losses is as follows:

                                 Three Months Ended            Nine Months Ended
                                   June 30, 2005               June 30, 2005
                                 ----------------------------------------------
Beginning Balance                $          496,761            $        462,737

Increases to the Allowance                        0                      34,024

Adjustment to the Allowance                    (500)                       (500)
                                 ----------------------------------------------
Ending Balance                   $          496,261            $        496,261
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

A summary of the activity in loans receivable excluding the allowance for bad debts of $ 99,851 for the three and nine months ended June 30, 2005 is as follows:

                      CASE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements For the three and nine months ended June 30, 2005
                                 Three Months Ended            Nine Months Ended
                                   June 30, 2005               June 30, 2005
                                 ----------------------------------------------
Beginning Balance                $          289,459            $        891,031

New Loans                                         0                           0

Collections                                  (1,995)                   (603,567)
                                 ----------------------------------------------
Ending Balance                   $          287,464            $        287,464
                                 ==============================================

Included in loans receivable as of June 30, 2005 is $170,000 in loans to a single law firm for a group of similar cases, $100,000 of which have been funded through third party investments. In addition, as of June 30, 2005 the Company had accrued revenue to accounts receivable of $206,338 on these cases and collected $132,276 as of June 30, 2005. These funds were advanced over a seven-month period while the cases were in the process of settling. The Company had received notification that the settlements are now substantially complete on these cases however there have been numerous legal delays in obtaining final court approval for disbursement of funds. Accordingly, the Company has entered into an agreement with PCI LLC, the principal third party investor in these cases, and a related party through its affiliation with a major stockholder, to oversee collection of the remaining balances under these cases. Further, the Company has increased its allowance for bad debts by $99,851 as of June 30, 2005 representing 100% of uncollected principal and accrued fees still outstanding.

NOTE 4: LOANS PAYABLE, RELATED PARTIES

As of June 30, 2005, related party debt consists of the following:

Non recourse loans payable - Notes to major stockholders, officers and directors collateralized by specifically identified investments in contracts, payable upon settlement of the related investments in contracts plus either 75% or 50% of the fee income earned thereon. Repayment of these notes is contingent upon recovery
of the specifically identified investments in contracts.                             $  1,484,681

Note payable to major stockholder, uncollateralized, interest
payable monthly at 12.0% per annum, due December 12, 2006(1)                            2,000,000

Secured note payable, major shareholder,  secured by a lien on all assets of the
Company,  interest  payable  monthly at 12.0% per annum,  due September 8, 2004,
This note payable is currently in default. (2)                                            500,000

Note payable, unsecured,  payable May 23, 2004 plus interest at
8% per annum. This note payable is currently in default (3)                               600,000

Notes payable, uncollateralized, interest payable monthly at
12.0% per annum, due January 1, 2007 (4)                                                  150,000

Promissory demand notes, unsecured , interest payable monthly
at 12.0% per annum (5)                                                                    140,000

Loan payable, unsecured, to a former director                                              70,000
                                                                                    -------------
                                                                                     $  4,944,681
                                                                                    =============

(1) This loan also included warrants to purchase 2,000,000 shares of the common stock of the Company at $0.50 per share and warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 per share that expire in four years. CCWIPP agreed to a deferral on interest payments and a suspension of any collection actions for defaults previously asserted under this note, including the failure to register the common shares underlying these warrants for resale, for a period of six months, commencing with the date of the interest payment that had been due for February 2004. In consideration of this deferral, the Company agreed to reduce the exercise price on the warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. The Company is in default on this loan and has been unable to resume interest subsequent to the expiration of this deferral in July 2004 and, as of June 30, 2005, total accrued interest totaled $339,288.

(2) In March 2004, the Company entered into a $500,000 secured loan agreement with the CCWIPP. This loan was due and payable in a lump sum, inclusive of interest at the rate of 12% per annum, on or before the sooner of the date the Company had completed additional equity financings aggregating in excess of $3.0 million or September 8, 2004. The loan is secured by a lien on all assets of the Company. As additional consideration for this loan, the Company issued 1,000,000 shares of its common stock to the lender. The market value as of the date of the loan of the common stock issued has been amortized over the life of the loan resulting in a charge for three months ended March 31, 2005 of $450,000 to non-cash finance expense. The Company is in default on this loan and, as of June 30, 2005, total accrued interest totaled $78,833.

(3) In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note for $600,000, which was due in May 2004, was to Harvey Bibicoff, a former director and former interim CEO and CFO of the Company. On March 30, 2004, Mr. Bibicoff agreed to a six month deferral on interest payments commencing with the interest payment that had been due for March 2004 and a deferral of the principal payment to December 31, 2004. In addition, he agreed to a suspension of any collection actions for any prior defaults under this note. The second note, for $100,000, was to a relative of Eric Alden, the Company's former CEO. As of June 7, 2004, the Company entered into an agreement and mutual release with Eric Alden which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 is investigating the adequacy of the consideration and the legal validity of the release. As a result of the foregoing, the Company has reclassified the $100,000 unsecured promissory note due May 2005 from Loans Payable-Related Parties to Loans Payable. The noteholder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on both of these notes due to non payment of interest (and principal, in the case of the $600,000 note) and, as of June 30, 2005, total accrued interest on the $600,000 totaled $76,000.

(4) Effective January 1, 2003, an accredited investor, which is now a related party through its affiliation with CCWIPP, converted an investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note issued by the Company. The principal amount of the promissory note was $150,000. As part of the conversion, the Company cancelled four year warrants to purchase 75,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase: (i) 150,000 shares of common stock at an exercise price of $0.50 and (ii) 75,000 shares of common stock at an exercise price of $0.80. The Company also agreed to register the common stock underlying the warrants for resale. On March 30, 2004, in conjunction with changes the Company implemented with respect to its senior management and its Board of Directors, the lender agreed to a deferral on interest payments under this note and a suspension of any collection actions for prior defaults under this note, commencing with the payment that had been due for January 2004 for a period of six months. In consideration of this deferral, the Company agreed to reduce the exercise price on warrants to purchase 75,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. All other terms of the warrants remain unchanged. The increase in the fair value of the foregoing warrants as a result of the reduction in the exercise price as well as the initial value are being amortized over the remaining life of the warrants and charged to non-cash finance expense. The Company is in default on this note due to non payment of interest and, as of June 30, 2005, total accrued interest totaled $27,000.

(5) The Company had outstanding as of June 30, 2005, $140,000 in unsecured promissory demand notes ($40,000 at an interest rate of 12% per annum,$75,000 at an interest rate of 12% per annum and $25,000 at an interest rate of 12% per annum), all to former directors. The holders of these demand notes agreed to a deferral on interest payments and the principal payment commencing with the interest payment due March 2004 for a period of six months. The Company is in default on these notes due to non payment of interest and, as of June 30, 2005, total accrued interest totaled $28,499

The Company recorded interest expense of $ 287,553 and $97,617 for the nine month period and three month period ending June 30, 2005. The Company recorded interest expense of $ 259,441 and $95,524 for the nine month period and three month period ending June 30, 2004.

NOTE 5: LOANS PAYABLE, UNRELATED PARTIES

As of June 30, 2005, unrelated party debt consists of the following:
                                                                                       June 30, 2005
Non recourse loans payable - Notes collateralized by specifically identified investments in contracts, payable upon settlement of the related investments in contracts plus either 75% or 50% of the fee income earned thereon. Repayment of these notes is contingent upon recovery of the specifically identified investments in contracts
                                                                                           $ 278,549

Note payable unsecured payable May 23, 2004 plus interest at 8% per annum.,
This note payable is currently in default.                                               (1) 100,000

Notes payable, uncollateralized, interest payable monthly at 12.0% per annum,
due January 1, 2007                                                                       (2) 50,000

Promissory demand notes, unsecured, interest payable monthly at
12.0% per annum                                                                           (3)120,000

                                                                                            $548,549
                                                                                          ----------

(1) In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note for $600,000, which was due in May 2004, was to a former director and former interim CEO and CFO of the Company. The second note, for $100,000, was to a relative of the Company's former CEO. As of June 7, 2004, the Company entered into an agreement and mutual release with the former CEO which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 is investigating the adequacy of the consideration and the legal validity of the release. As a result of the foregoing, the Company has reclassified the $100,000 unsecured promissory note due May 2005 from Loans Payable-Related Parties to Loans Payable. The noteholder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on this note due to non payment of interest and, as of June 30, 2005, accrued interest totaled $6,667.

(2) The principal amount of this promissory note was $50,000. Effective January 1, 2003, the noteholder converted their investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note. As part of the conversion, the Company cancelled four year warrants to purchase 25,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase: (i) 50,000 shares of common stock at an exercise price of $0.50 and (ii) 25,000 shares of common stock at an exercise price of $0.80. The Company also agreed to register the common stock underlying the warrants for resale. The Company is in default on this note due to non payment of interest and, as of June 30, 2005, accrued interest totaled $6,000.

(3) The Company had outstanding as of June 30, 2005, $120,000 in unsecured promissory demand notes to the former CEO and a relative of the former CEO which bear interest at 12%. The Company is in default on these notes due to non payment of interest and, as of June 30, 2005, accrued interest totaled $21,340.

The Company recorded interest expense of $ 21,268 and $ 7,090 for the nine month period and three month period ending June 30, 2005. The Company recorded interest expense of $ 23,463 and $ 8,589 for the nine month period and three month period ending June 30, 2004.

NOTE 6: CONVERTIBLE DEBENTURES AND ACQUISITION OF CASE PORTFOLIO

On February 28, 2005, the Company purchased a 65.63% interest in the remaining case portfolio of Case Financial Funding, Inc, a subsidiary of Old Case ("CFF"), by acquiring 65.63% of the secured notes issued by CFF that provide the holder with secured interest in the proceeds of the outstanding cases of CFF. As consideration for this purchase, the Company issued a convertible debenture in the amount $287,000. The principal amount of the debenture is due and payable in full two years from the date of issue unless converted into common stock of the Company at a conversion price of $0.15 per share. The Company has the right at anytime, after one year, to require conversion of the debenture into shares of common stock at 15 cents per share, provided that: the stock at anytime trades at 30 cents or higher for a consecutive period of 30 trading days. Interest is payable semi-annually at a rate of 5% per annum. The Company recorded the beneficial conversion feature associated with the convertible debentures for $ 19,133. The Company has recorded interest expense for $ 3,188 for the nine month period ended June 30, 2005. The convertible debentures have been shown net of beneficial conversion feature at $ 271,055 as on June 30, 2005.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements For the three and nine months ended June 30, 2005

NOTE 7: STOCKHOLDER'S DEFICIENCY

PRIVATE PLACEMENT:

During the nine month period ended June 30, 2005, the Company issued 7,000,000 shares of common stock in a private placement issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the "Offering"). The Offering consisted of 14 units each including 500,000 shares of the Company's common stock at a purchase price of $0.07 per share together with a warrant to purchase an additional 500,000 shares of the Company's common stock at $0.10 per share. The warrant shall expire two years from the date of issue. After one year from date of issue, if the Company's common stock closing price exceeds $0.20 per share for a continuous 30 day period, the holder of the warrant shall have 45 days from the end of such 30 day period to exercise. The gross proceeds received for this offering were $490,000. (See Note 8- Related Party Transactions )

STOCK OPTIONS:

During the nine month period ended June 30, 2005, the Company did not issue any options to purchase shares of common stock. In addition, options to purchase 1,625,000 shares of its common stock expired during the nine month period ended June 30, 2005.

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
                                      =========      =========     =========

During the nine months ended June 30, 2005, the Company's CEO and Chairman of the Board of Directors, received a payment of $44,444 for finder's fees earned by him for securing $2.0 million in financing for the Company in December 2002. Also, the Company honored an indemnification agreement that it entered into with the same party in June 2003 and paid the outstanding balance of $60,000.

During the nine months ended June 30, 2005, the Company paid to Measurable Software Corporation , a company owned and controlled by a director, $10,881 in fees for computer services and equipment.

NOTE 9: COMMITMENTS AND CONTINGENCIES

The Company conducts its operations utilizing leased facilities under non-cancelable operating lease agreements for two years expiring on October 31, 2006. Future minimum lease commitments, excluding property taxes and insurance, are approximately as follows:

Period ending December 31,

                      2005               $11,663
                      2006                19,790
                      Total              $31,453

The Company was served with a complaint in May 2004 filed in the Los Angeles Superior Court, Central District, Case Number BC 316068, from an unrelated third party asserting securities fraud, fraud, breach of contract and unfair business practices against the Company and seeking damages of $65,000. The plaintiff claims that she had loaned the Company the sum of $40,000 pursuant to a verbal agreement and was promised repayment within 45 days plus a 25% profit. The funds were utilized by the Company for a non-recourse advance which the Company was unable to recover and the principal amount of this obligation is included in non recourse loans payable-unrelated parties on the Company's balance sheet. The Company has made offers to settle this matter and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $25,000 as of June 30, 2005 as general and administrative expenses for this potential claim.

The Company was served with a complaint in February 2004 filed with the Los Angeles Superior Court, Northwest District, Case Number LC 067786, naming the Company and a former director of the Company Harvey Bibicoff, as co-defendants in a case against Old CFI claiming a breach of a promissory note by Old Case and asserting fraud seeking damages of $140,000 plus attorneys fees and punitive damages. The Company is defending this suit and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $140,000 as of June 30, 2005 as general and administrative expenses for this potential claim.

The Company was served with a complaint in October 2004 filed in the San Diego Superior Court, North County District, Case Number GIN040080 from an attorney who had represented the Company on a previous legal matter for contract, breach of contract, common counts, imposition and foreclosure of attorneys' lien, injunctive relief and declaratory relief seeking damages in the amount of $31,741.32 for legal services rendered. The Company believes the amount sought to be in excess of the fair value of the services rendered and is defending this suit. The full amount of the claim asserted by the plaintiff in this matter has been recorded in the Company's books as legal expense as of June 30, 2005.

On March 25, 2005 a derivative lawsuit was filed by a major stockholder and secured lender of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a former director alleging that these officers and directors had damaged the Company by
(a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Management believes that the outcome of this case will not have a material impact on the financial condition of the Company.

The Company is in default on all of its recourse debt obligations as described in Notes 4 and 5.

NOTE 10: GOING CONCERN

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company has incurred net losses of $1,026,654 and $1,512,452 during the nine months ended June 30, 2005 and 2004, respectively, and anticipates continued losses for the current fiscal year. There was an accumulated deficit of $13,470,812 as of June 30, 2005, total liabilities exceeded total assets by $4,385,750 as of June 30, 2005, the Company has minimal cash resources and new management has reduced its overhead to minimal levels while evaluating whether the overall business model is sustainable or should be discontinued so the Company can pursue a different business strategy. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In the report dated December 8, 2004 on the financial statements for the fiscal year ended September 30, 2004, the Company's independent auditors expressed substantial doubt about the Company's ability to continue as a going concern.

NOTE 11:  LEGAL PROCEEDINGS

On March 25, 2005 a derivative lawsuit was filed by a major stockholder and secured lender of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a former director alleging that these officers and directors had damaged the Company by
(a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Management believes that the outcome of this case will not have a material impact on the financial condition of the Company.

The Company was served with a complaint in May 2004 filed in the Los Angeles Superior Court, Central District, Case Number BC 316068, from an unrelated third party asserting securities fraud, fraud, breach of contract and unfair business practices against the Company and seeking damages of $65,000. The plaintiff claims that she had loaned the Company the sum of $40,000 pursuant to a verbal agreement and was promised repayment within 45 days plus a 25% profit. The funds were utilized by the Company for a non-recourse advance which the Company was unable to recover and the principal amount of this obligation is included in non recourse loans payable-unrelated parties on the Company's balance sheet. The Company has made offers to settle this matter and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $25,000 as of June 30, 2005 as general and administrative expenses for this potential claim.

The Company was served with a complaint in February 2004 filed in the Los Angeles Superior Court, Northwest District, Case Number LC 067786, naming the Company and Harvey Bibicoff, a former director of the Company, as co-defendants in a case against Old CFI claiming a breach of a promissory note by Old Case and asserting fraud seeking damages of $140,000 plus attorneys fees and punitive damages. The Company is defending this suit and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $140,000 as of June 30, 2005 as general and administrative expenses for this potential claim.

The Company was served with a complaint in October 2004 filed in the San Diego Superior Court, North County District, Case Number GIN040080 from an attorney who had represented the Company on a previous legal matter for contract, breach of contract, common counts, imposition and foreclosure of attorneys' lien, injunctive relief and declaratory relief seeking damages in the amount of $31,741.32 for legal services rendered. The Company believes the amount sought to be in excess of the fair value of the services rendered and is defending this suit. The full amount of the claim asserted by the plaintiff in this matter has been recorded in the Company's books as legal expense as of June 30, 2005.

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

In addition to contract fees from investments in contracts made by us, we made service fees from investments in contracts on behalf of third party investors for which we receive a success fee equal to 25% to 50% of the income generated upon successful resolution of the underlying case. These third party investments are collateralized by specifically identified investments in contracts and are repayable only upon successful resolution and collection of the underlying case, along with fees equal to 50% to 75% of the amount earned. Contract fees are presented net of amounts paid to third party participants.

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

RESULTS OF OPERATIONS

Results of operations for the three and nine months ended June 30, 2005 compared with the three and nine months ended June 30, 2004.

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

TOTAL REVENUE

Total revenues consisting of contract fees and service fees aggregated $7,125 for the three months ended June 30, 2005 compared with $211,552 for the three months ended June 30, 2004, a decrease of $204,427 or 96.6%. Total revenues aggregated $82,543 for the nine months ended June 30, 2005 compared with total revenues of $542,910 for the nine months ended June 30, 2004, a decrease of $460,366 or 84.8%.

CONTRACT FEES

There were no contract fee revenues for the three months ended June 30, 2005 compared with $191,535 for the three months ended June 30, 2004, a decrease of $191,535 or 100%. For the nine months ended June 30, 2005 and 2004, contract fee revenues were $71,027 and $499,369 respectively, a decrease of $428,342 or 85.8%.

The decrease in contract fee revenues for the three and nine months ended June 30, 2005 is attributable to receiving partial payments which were applied to principal first. In addition, the remaining portfolio of cases represents the most problematic cases with the lowest likelihood of successful resolution. Accordingly, we have reserved 100% of at risk principal as an allowance for contract losses excluding investments acquired after January 1 , 2005.

SERVICE FEES

Service fee revenues were $7,125 for the three months ended June 30, 2005 compared with $20,017 for the three months ended June 30, 2004, a decrease of $12,892 or 64.4%. For the nine months ended June 30, 2005 and 2004, service fee revenues were $11,517 and $43,541 respectively, a decrease of $32,024 or 73.6%.

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

The allowance for contract losses for both loans receivable and investments in contracts had been increased to an amount equal to the principal and accrued revenue balances outstanding as of June 30, 2005 on all uncollected non third party funded loans receivable and investments in contracts funded prior to October 2004. As a result, there will be no further provision for losses on investment in contracts recognized in future periods unless new loans or investments are initiated by us. On February 28, 2005, we purchased a 65.63% interest in the remaining case portfolio of Case Financial Funding, Inc, a subsidiary of Old Case ("CFF"), by acquiring 65.63% of the secured notes issued by CFF that provide the holder with a secured interest in the proceeds of the outstanding cases of CFF. Based upon our evaluation, we have not recorded any allowance for contract losses applicable to this portfolio.

GENERAL AND ADMINISTRATIVE

General and administrative costs and expenses were $141,251 for the three months ended June 30, 2005 as compared with $358,972 for the three months ended June 30, 2004. Accordingly, general and administrative expenses decreased by $217,721 or 60.6% for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004. For the nine months ended June 30, 2005 and 2004, general and administrative costs were $599,139 and $1,119,144, respectively, a decrease of $520,006 or 46.5%.

The decrease in general and administrative costs and expenses for the nine months ended June 30, 2005 as compared with the nine months ended June 30, 2004 is primarily attributable to the decrease in administrative overhead costs in conjunction with our change in management in October 2004. At that time, we terminated all employees except for our CEO, CFO and a bookkeeper as well as relocated to less expensive office facilities which minimized general and administrative costs while we evaluate our future plans.

SALES AND MARKETING

There were no sales and marketing expenses for the three months ended June 30, 2005 as compared with $46,932 for the three months ended June 30, 2004. Accordingly, sales and marketing expenses decreased $46,932 or 100% for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004. For the nine months ended June 30, 2005 and 2004, sales and marketing expenses were $3,542 and $188,270, respectively, a decrease of $184,728 or 98.1%. The decrease was a result of the termination of sales and marketing personnel which is now being handled by existing officers and employees and we are not presently seeking new opportunities in litigation financing until we have determined that we will continue to pursue this business segment.

OTHER INCOME (EXPENSE):

INTEREST EXPENSE

Interest expense was $107,502 for the three months ended June 30, 2005, as compared with $104,358 during the three months ended June 30, 2004. Accordingly, interest expense increased by $3,145 for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004. For the nine months ended June 30, 2005 and 2004, interest expense was $314,836 and $283,579, respectively, an increase of $31,257.

NON-CASH FINANCE EXPENSE

Non-cash finance expenses were $50,670 for the three months ended June 30, 2005, as compared with $296,804 during the three months ended June 30, 2004. Accordingly, non-cash finance expenses decreased $246,134 for the three months ended June 30, 2005as compared with the three months ended June 30, 2004. For the nine months ended June 30, 2005 and 2004, non-cash finance expenses were $158,573 and $390,169, respectively, a decrease of $231,595.

Non-cash finance expenses represent amortized costs of common stock, options and warrants granted in conjunction with financing transactions. The amortization of costs associated with the booking of the 1.0 million shares of stocks granted to a holder of $2.0M note ended in September 2004. It explains the decrease in non cash finance charges for the three and nine months ended June 30, 2005.

COMMITMENTS

Other than as described in Note 9 to our financial statements, we have no other material off balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES:

Our independent auditors have indicated in their report dated December 8, 2004 for the year ended ended September, 2004 that there is substantial doubt about our ability to continue as a going concern. We have been experiencing cash flow problems and new management is evaluating whether the overall business model is sustainable or should be discontinued so we can pursue a different business strategy. Those conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Further, we are actively seeking additional capital which may result in significant and substantial dilution to existing shareholders.

Our balance sheet at June 30, 2005 reflects cash of $105,659, a decrease of $77,227 for the nine months then ended as compared with cash of $182,886 in the nine months ended June 30, 2004. Net cash used in operating activities was $682,641 for the nine months ended June 30, 2005 and $750,314 for the nine months ended June 30, 2004. Net cash used in operating activities is due primarily to our losses from operations, which remained constant for the nine months ended June 30, 2005 as compared to the same period a year earlier due primarily to significant decreases in revenues for the nine months ended June 30, 2005 offset by similar decreases in operating expenses instituted by new management.

Net cash provided from investing activities was $ 756,712 for the nine months ended June 30, 2005 as compared to net cash used in investing activities of $63,561 for the nine months ended June 30, 2004. The increase in cash provided from investing activities is due primarily to our efforts to liquidate the current portfolio resulting in collections of $603,567 in loans receivable and $156,026 in investments in contracts.

Net cash used in financing activities was $1,795 for the nine months ended June 30, 2005 as compared with $804,110 in net cash provided from financing activities for the nine months ended June 30, 2004. Net cash provided consisted of $490,000 in proceeds from a private placement of 7,000,000 shares of common stock pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the "Offering"). The Offering consisted of 14 units each including 500,000 shares of common stock at a purchase price of $0.07 per share together with a warrant to purchase an additional 500,000 shares of common stock at $0.10 per share. The warrant shall expire two years from the date of issue. In addition, during the nine months ended June 30, 2005, the Company borrowed $70,000 from one related party. The foregoing cash provided was offset by a decrease in our obligations under 3rd party investments of $562,432 resulting from our collections of outstanding loans receivable and investments in contracts as follows:

                                                   Unrelated
                                Related Party       Parties            Total
                                 -----------      -----------      -----------
Balance at October 1, 2004       $ 2,048,832      $   281,022      $ 2,329,854

New 3rd party advances                     0                0                0

Adjustments                           (3,935)            (257)          (4,192)

Repayments                          (560,216)          (2,216)        (562,432)
                                 -----------      -----------      -----------

Balance at March 31, 2005        $ 1,484,681     $   278,549      $ 1,763,230
                                 ===========      ===========      ===========



Our capital expenditures for the nine months ended June 30, 2005 totaled $2,881.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 25, 2005 a derivative lawsuit was filed by a major stockholder and secured lender of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a former director alleging that these officers and directors had damaged the Company by
(a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Management believes that the outcome of this case will not have a material impact on the financial condition of the Company.

The Company was served with a complaint in May 2004 filed in the Los Angeles Superior Court, Central District, Case Number BC 316068, from an unrelated third party asserting securities fraud, fraud, breach of contract and unfair business practices against the Company and seeking damages of $65,000. The plaintiff claims that she had loaned the Company the sum of $40,000 pursuant to a verbal agreement and was promised repayment within 45 days plus a 25% profit. The funds were utilized by the Company for a non-recourse advance which the Company was unable to recover and the principal amount of this obligation is included in non recourse loans payable-unrelated parties on the Company's balance sheet. The Company has made offers to settle this matter and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $25,000 as of June 30, 2005 as general and administrative expenses for this potential claim.

The Company was served with a complaint in February 2004 filed in the Los Angeles Superior Court, Northwest District, Case Number LC 067786, naming the Company and Harvey Bibicoff, a former director of the Company, as co-defendants in a case against Old CFI claiming a breach of a promissory note by Old Case and asserting fraud seeking damages of $140,000 plus attorneys fees and punitive damages. The Company is defending this suit and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $140,000 as of June 30, 2005 as general and administrative expenses for this potential claim.

The Company was served with a complaint in October 2004 filed in the San Diego Superior Court, North County District, Case Number GIN040080 from an attorney who had represented the Company on a previous legal matter for contract, breach of contract, common counts, imposition and foreclosure of attorneys' lien, injunctive relief and declaratory relief seeking damages in the amount of $31,741.32 for legal services rendered. The Company believes the amount sought to be in excess of the fair value of the services rendered and is defending this suit. The full amount of the claim asserted by the plaintiff in this matter has been recorded in the Company's books as legal expense as of June 30, 2005.

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

During the nine months ended June 30, 2005, the Company issued 7,000,000 shares of common stock in a private placement issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the "Offering"). The Offering consisted of 14 units each including 500,000 shares of the Company's common stock at a purchase price of $0.07 per share together with a warrant to purchase an additional 500,000 shares of the Company's common stock at $0.10 per share. The warrant shall expire two years from the date of issue. After one year from date of issue, if the Company's common stock closing price exceeds $0.20 per share for a continuous 30 day period, the holder of the warrant shall have 45 days from the end of such 30 day period to exercise. The gross proceeds received for this offering were $490,000 and the Company recognized no expenses directly associated with this transaction.

ITEM 3. DEFAULTS IN SENIOR SECURITIES.

As of June 30, 2005, the Company is in default on the following notes:

(a) A $2,000,000 note payable to a major stockholder, uncollateralized, with interest payable monthly at 12.0% per annum, due December 12, 2006. The Company is in default on this loan and, as of June 30, 2005, accrued interest totaled $339,288.

(b) A $500,000 secured note payable from a major shareholder, secured by a lien on all assets of the Company, interest payable monthly at 12.0% per annum, due September 8, 2004. The Company is in default on this loan and, as of June 30, 2005, accrued interest totaled $78,833.

(c) In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note for $600,000, which was due in May 2004, was to Harvey Bibicoff, a former director and former interim CEO and CFO of the Company. On March 30, 2004, Mr. Bibicoff agreed to a six month deferral on interest payments commencing with the interest payment that had been due for March 2004 and a deferral of the principal payment to December 31, 2004. In addition, he agreed to a suspension of any collection actions for any prior defaults under this note. The second note, for $100,000, was to a relative of Eric Alden, the Company's former CEO. As of June 7, 2004, the Company entered into an agreement and mutual release with Eric Alden which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 is investigating the adequacy of the consideration and the legal validity of the release. The noteholder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on both of these notes due to non payment of interest (and principal, in the case of the $600,000 note) and, as of June 30, 2005, total accrued interest on the $600,000 totaled $76,000.

(d) Effective January 1, 2003, an accredited investor, converted an investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note issued by the Company. The principal amount of the promissory note was $150,000. As part of the conversion, the Company cancelled four year warrants to purchase 75,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase: (i) 150,000 shares of common stock at an exercise price of $0.50 and (ii) 75,000 shares of common stock at an exercise price of $0.80. The Company also agreed to register the common stock underlying the warrants for resale. On March 30, 2004, in conjunction with changes the Company implemented with respect to its senior management and its Board of Directors, the lender agreed to a deferral on interest payments under this note and a suspension of any collection actions for prior defaults under this note, commencing with the payment that had been due for January 2004 for a period of six months. In consideration of this deferral, the Company agreed to reduce the exercise price on warrants to purchase 75,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. All other terms of the warrants remain unchanged. The increase in the fair value of the foregoing warrants as a result of the reduction in the exercise price as well as the initial value are being amortized over the remaining life of the warrants and charged to non-cash finance expense. The Company is in default on this note due to non payment of interest and, as of June 30, 2005, total accrued interest totaled $27,000.

(e) The Company had outstanding as of March 31, 2005, $140,000 in unsecured promissory demand notes ($40,000 at an interest rate of 12% per annum,$75,000 at an interest rate of 12% per annum and $25,000 at an interest rate of 12% per annum), all to former directors. The holders of these demand notes agreed to a deferral on interest payments and the principal payment commencing with the interest payment due March 2004 for a period of six months. The Company is in default on these notes due to non payment of interest and, as of June 30, 2005, total accrued interest totaled $28,499.

(f) The Company had outstanding as of June 30, 2005, $120,000 in unsecured promissory demand notes to the former CEO and a relative of the former CEO which bear interest at 12%. The Company is in default on these notes due to non payment of interest and, as of June 30, 2005, accrued interest totaled $21,340.

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

CASE FINANCIAL, INC.

                  By: /s/ Michael Schaffer
                      -----------------------
                      Chief Executive Officer
                      Date: August 15, 2005

                  By: /s/ Lawrence Schaffer
                      -----------------------
                      Chief Financial Officer
                      Date: August 15, 2005