Form 10KSB/A
period 2004-09-30
CASE FINANCIAL INC
filed 2005-10-25
CIK 1096841

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

Transitional Small Business Disclosure Format: Yes [_] No [X]

EXPLANATORY NOTE

THIS ANNUAL REPORT ON FORM 10-KSB/A IS BEING FILED FOR THE PURPOSE OF AMENDING ONE PART OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED SEPTMEBER 30, 2004. EXCEPT AS OTHERWISE EXPRESSLY STATED HEREIN,ALL INFORMATION IN THIS 10-KSB/A IS AS OF THE ORIGINAL FILING DATE OF OUR ANNUAL REPORT ON FORM 10-KSB, AND THIS FORM 10-KSB/A DOES NOT PURPORT TO PROVIDE AN UPDATE OR DISCUSSION OF ANY DEVELOPMENTS SUBSEQUENT TO THE ORIGINAL FILING DATE OF THE FORM 10-KSB. THIS REPORT INCLUDES AMENDMENTS TO PART II, ITEM 8(A).

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

ITEM 8A. CONTROLS AND PROCEDURES.

            a. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and
                  Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

                  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including it's newly appointed principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that, due to the internal control deficiencies related to underwriting risk as described in Item 8A (b) below, the Company's disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934)were non-effective as of the periods covered for purposes of ensuring that all information required to be disclosed by the Company was adequately accumulated and communicated to the Company's management at such time. Also as described in Item 8A (b) below, management has taken steps to correct such deficiencies.

            b. Changes in internal controls: The process of underwriting risk and monitoring progress on cases funded is a critical component to the business of litigation funding services. Prior to October 2004, the Company managed these functions through its internal staff managed by its Vice President of Underwriting, an attorney licensed to practice in California. In June 2004, a new Chief Executive Officer, Ed Baldwin, was retained by the Company and who, during the quarter ended September 30, 2004, began a review of the status of all outstanding cases and law firms with whom the Company had made advances and loans. In the course of this review, it became apparent that significant improvements were needed both in the underwriting of individual cases as well as underwriting the credit worthiness of certain attorneys to whom the Company had made advances and loans. As a result, the Company's allowance for contract losses for both loans receivable and investments in contracts has been increased to an amount equal to the principal and accrued revenue balances outstanding as of September 30, 2004 on all non third party funded loans receivable and investments in contracts less collections to date.

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

                                    CASE FINANCIAL, INC.

Date: October 24, 2005              By: /S/ Michael  Schaffer
                                        --------------------------------
                                    Michael Schaffer, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.


              SIGNATURE                             TITLE(S)                               DATE
/s/ Michael Schaffer
-------------------------------------       Chairman of the Board of
Michael Schaffer                       Directors, Chief Executive Officer            October 24, 2005

/s/ Lawrence Schaffer
-------------------------------------      Director, President, Chief
Lawrence Schaffer                               Financial Officer                    October 24, 2005

/s/ Waddy Stephenson
-------------------------------------
Waddy Stephenson                               Director, Secretary                   October 24, 2005

/s/ William Rapaglia
-------------------------------------
William Rapaglia                        Director, Chief Operating Officer            October 24, 2005


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