Form 10KSB
period 2005-09-30
CASE FINANCIAL INC
filed 2006-01-23
CIK 1096841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the annual period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year. None

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

As of December 31, 2005 there were 25,219,236 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, but are not limited to, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                                TABLE OF CONTENTS

PART I

Item 1      Description of Business........................................... 3
Item 2.     Description of Property........................................... 5
Item 3.     Legal Proceedings................................................. 5
Item 4.     Submission of Matters to a Vote of Security Holders............... 7

PART II

Item 5.     Market for Common Equity , Related Stockholder Matters, and
             Small Business Issuer Purchases of Equity Securities............. 7
Item 6.     Management's Discussion and Analysis or Plan of Operation......... 8
Item 7.     Financial Statements..............................................14
Item 8.     Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure  .......................................34
Item 8A.    Controls and Procedures ..........................................34
Item 8B.    Other Information.................................................34

PART III

Item 9.     Directors, and Executive Officers of the Registrant...............34
Item 10.    Executive Compensation............................................36
Item 11.    Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................37

Item 12.    Certain Relationships and Related Transactions....................38

Item 13.    Exhibits and Reports..............................................38

ITEM 14.    Principal Accountant Fees and Services ...........................38

Signatures....................................................................39

Exhibit Index.................................................................40

Certifications................................................................

PART I

Item 1. Description of Business

General

We were originally incorporated as Asia Web Holdings, Inc. ("Asia Web") on August 26, 1983 in British Columbia, Canada. In September 1993, we domesticated under Section 388 of the Delaware General Corporation Law. Since our incorporation, we have been in several different businesses; however, Asia Web had not had any significant operations since its fiscal year ended August 31, 2001. On March 12, 2002, we entered into a definitive Asset Purchase Agreement (the "Agreement") with Case Financial, Inc., a private California corporation, wherein we purchased certain assets and the entire business operations of Case Financial, Inc. and its wholly owned subsidiary Case Financial Funding, Inc. (hereinafter referred to as "Old CFI"), and Case Financial, LLC (a California Limited Liability Company related through common ownership, and hereinafter referred to as "LLC") (together hereinafter referred to as "Old Case"). In addition, commencing March 15, 2002, we began managing the liquidation of the existing portfolios of Old Case pursuant to a Service Agreement entered into in connection with the asset purchase transaction, for a management fee equal to 15 percent of the gross amounts collected by us on behalf of Old CFI.

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

Overview

Case's business was to provide pre-settlement and post-settlement litigation funding services to attorneys (and, previously, plaintiffs) involved in personal injury and other contingency litigation, conducted primarily within the California courts (the "Litigation Finance Business").

Our funding services have included advances to attorneys and previously, plaintiffs, which are non-recourse, meaning that the investment principal, success fees and interest are repaid only when the case is settled or favorably adjudicated in court. These investments are collateralized solely by the potential proceeds of underlying litigation. We recorded such advances as investments in contracts.

We have experienced substantial operating losses in our Litigation Finance business since completing the reverse acquisition with Asia Web and, as a result, have depleted our working capital available for new advances under our loan programs. At a Board of Directors meeting held October 7, 2004, five directors resigned from Board and an officer relinquished his positions as Chief Executive Officer and Chief Financial Officer. At the same meeting, the Board of Directors appointed four new directors to fill the seats created by submission of the foregoing resignations effective as of the adjournment of the meeting and a new Chairman of the Board of Directors was appointed in the meeting.

By unanimous consent of the Board of Directors dated September 30,2005, our Board of Directors approved a resolution declaring that we would discontinue further investment in our Litigation Finance Business other than the collection or other disposition of our existing loan and investment portfolio. The Board further discussed that it shall continue to actively seek new business opportunities for the Company.

Business Plan

We intend to continue our efforts to collect our existing portfolio of loans receivable and investments in contracts, settle our outstanding obligations resolve current litigation and minimize operating costs. We believe that our available current cash resources and anticipated collections will be adequate to fund our current limited level of operations through its fiscal year ended September 30, 2006. However, to the extent our estimates and assumptions are inaccurate and/or we are unable to successfully collect the amounts due on its portfolio and settle outstanding obligations at reduced amounts, we may not have sufficient cash resources to fund our ongoing obligations. In such event, we may be required to seek other funding and/or consider a formal or informal restructuring or reorganization. In the event we are successful in recovering cash from these resources in excess of our operating needs, we may utilize this cash to acquire new business opportunities.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities who or which desire to seek the advantages of an Issuer who has complied with the Securities Act of 1934 ("1934 Act"). In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. We will not restrict our search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky.

In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services or trades; name identification; and other relevant factors.

Employees

At September 30, 2005, we had three full-time employees. Our employment agreements and their terms are described in our discussion entitled "Directors, Executive Officers, Promoters and Control Persons - Employment Agreements." None of the employees are covered by a collective bargaining agreement. In October, 2004, we had terminated all of our employees with the exception of our CEO, CFO and bookkeeper.

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

Item 3. Legal Proceedings

On November 9, 2005, the Company and L&M Specialties, Inc., a company controlled by the Chairman of the Board and Chief Executive Officer of the Company, filed suit in the U.S. District Court, Southern District of Florida, located in Miami, Florida, against Canadian Commercial Workers Industry Pension Plan, known as CCWIPP, a large debenture and shareholder of the Company, South Ocean Development Company, Ltd. (a subsidiary of CCWIPP), Allen & Company and certain individuals for breach of fiduciary duties, fraudulent inducement, breach of contract and declaratory judgment. The suit seeks damages against the defendants arising out of their conduct with respect to certain agreements to purchase a waterfront hotel property, overlooking a golf course and marina, including a gaming license, located on the island of New Providence, Bahamas and to purchase $2.5 million of outstanding Case Financial debentures held by CCWIPP.

The South Ocean Development Company, Ltd signed a letter of intent to sell the property on March 26, 2005, with L&M Specialties Inc. CCWIPP had required that an entity other than the Company enter into the agreement until such time that the property could be conveyed to the Company. Both the Company and L&M Specialties agreed to this arrangement.

The suit alleges, among other things, that the defendants violated the exclusivity provisions of the agreement for purchasing the property in the Bahamas, attempted to lure away investment groups introduced to the property by plaintiffs, and fraudulently induced plaintiffs into agreeing to purchase the debentures in return for an extension of the deadlines in the agreement to purchase the property, which defendants did not intend to perform. The suit alleges that defendants obtained the agreements from plaintiffs in order to deflect and mitigate an ongoing investigation of CCWIPP by the Financial Services Commission of Ontario, Canada. The Company, through its officers and directors, have made several attempts to resolve the breach to no avail, resulting in the filing of this action. Such litigation could be protracted, costly and with no assurance that plaintiffs will be successful.

On August 8, 2005, a lawsuit was filed against the Company by a former CEO and director in the Superior Court of the State of California, Case Number BC 337914, demanding payment of two promissory notes in the amounts of $600,000 and $40,000 and purporting other amounts due and owning by the Company for past wages and other fees due related to cases for which the former CEO and director participated in the funding. It is the Company's position that the notes were the result of improper, invalid and illegal transfers of debts from other entities to Case Financial that were done without Board Approval in violation of Delaware and California Corporate Law and in breach of the former CEO and director fiduciary duties. The Company does not believe the outcome of this case will have a material effect on the financial condition of the Company as stated in that the promissory notes and the accrued interest thereon are recorded as liabilities of the Company and other claims purported to be due and owning by the Company for past wages and other fees due related to cases for which the former CEO and director participated in the funding are without merit.

On March 25, 2005 a derivative lawsuit was filed by a major stockholder and secured lender of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a current director alleging that these officers and directors had damaged the Company by
(a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Management believes that the outcome of this case will not have a material impact on the financial condition of the Company. On October 5, 2005, Mr. Gregory, Mr. Pollock, and the Company executed a Settlement and Release Agreement regarding this action pursuant to which; a) Mr. Gregory will return to the Company for cancellation 750,000 shares of common stock owned or controlled by him and return and cancel two promissory notes of the Company totaling $100,000; b) Mr. Pollock will return to the Company for cancellation 100,000 shares of common stock owned or controlled by him and repay in cash to the Company $15,160; c) Mr. Pollock and Mr. Gregory will be released from further action by the majority stockholder and the Company with respect to the claims made in the derivative lawsuit, and; d) Mr. Pollock and Mr. Gregory agree to waive any and all further claims against the Company and the major stockholder. The foregoing agreement is subject to approval by the Court of Chancery in the State of Delaware. Mr. Alden and Mr. Bibicoff remain as defendants in this action. Further, Mr. Alden filed a breach of contract action which has been stayed by the court pending outcome of the derivative action suit.

The Company was served with a complaint in October 2004 filed in the San Diego Superior Court, North County District, Case Number GIN040080 from an attorney who had represented the Company on a previous legal matter for contract, breach of contract, common counts, imposition and foreclosure of attorneys' lien, injunctive relief and declaratory relief seeking damages in the amount of $31,741.32 for legal services rendered. The Company believes the amount sought to be in excess of the fair value of the services rendered and is defending this suit. The full amount of the claim asserted by the plaintiff in this matter has been recorded in the Company's books as legal expense as of September 30, 2005. On November 2, 2005 the Company settled for an initial payment of $5,000 with the remaining balance due of $10,000.00 to be paid within six months with minimum payments of $1,000 per month beginning December 1, 2005. If the $15,000 balance is not paid in full by May 1, 2006, the Company will be obligated to five additional payments of $1,000 per month, for a total of $20,000.00. If any monthly payment is late, the stipulated judgment amount is due in full plus attorneys fees.

The Company was served with a complaint in May 2004 filed in the Los Angeles Superior Court, Central District, Case Number BC 316068, from an unrelated third party asserting securities fraud, fraud, breach of contract and unfair business practices against the Company and seeking damages of $65,000. The plaintiff claims that she had loaned the Company the sum of $40,000 pursuant to a verbal agreement and was promised repayment within 45 days plus a 25% profit. The funds were utilized by the Company for a non-recourse advance which the Company was unable to recover and the principal amount of this obligation is included in non recourse loans payable-unrelated parties on the Company's balance sheet. On December 13, 2005, the Company settled this matter by agreeing to pay the plaintiff $20,000 in cash and assign the first $20,000 in potential proceeds that may be derived in another action initiated by the Company against the attorney to whom the non-recourse advance was given. The carrier of the Company's Director's and Officer's insurance policy agreed to pay the $20,000 cash payment required.

The Company was served with a complaint in February 2004 filed with the Los Angeles Superior Court, Northwest District, Case Number LC 067786, naming the Company and a former director of the Company Harvey Bibicoff, as co-defendants in a case against Old CFI claiming a breach of a promissory note by Old Case and asserting fraud seeking damages of $140,000 plus attorneys fees and punitive damages. The Company continues to defend this suit and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $140,000 as of September 30,2004 as general and administrative expenses for this potential claim.

The Company is in default on all of its recourse debt obligations and, although no formal demands for payment have been made by any of the lenders other than claims on the $600,000 and $40,000 notes as described above, there is no assurance that such demand will not be made in the future and that the Company will be able to resolve such demands.

In addition to the foregoing, the Company has initiated several action against attorneys who were the beneficiary of the companies litigation financing programs and who breached their agreements with the Company relative to such financing. The Company has fully reserved the amounts outstanding for these advances which have since been classified as assets from discontinued operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None

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

                                        2005                 2004
                                        ----                 ----
                                  HIGH       LOW       HIGH       LOW
                                  ----       ---       ----       ---
      First Quarter               $0.17      $0.05     $0.25      $0.12
      Second Quarter              $0.32      $0.08     $0.55      $0.15
      Third Quarter               $0.31      $0.12     $0.51      $0.32
      Fourth Quarter              $0.19      $0.10     $0.50      $0.11

As of December 31, 2005, there were approximately 443 holders of record of Common Stock.

We do not anticipate paying cash dividends on the Common Stock in the foreseeable future. The Company currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

During February and March 31, 2005, we issued 7,000,000 shares of common stock in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the "Offering"). The Offering consisted of 14 units each including 500,000 shares of the Company's common stock at a purchase price of $0.07 per share together with a warrant to purchase an additional 500,000 shares of the Company's common stock at $0.10 per share. The warrant shall expire two years from the date of issue. After one year from date of issue, if our common stock closing price exceeds $0.20 per share for a continuous 30 day period, the holder of the warrant shall have 45 days from the end of such 30 day period to exercise. The gross proceeds received for this offering were $490,000.

On March 8, 2004, we entered into a $500,000 secured loan agreement with CCWIPP, the same lender who had loaned $2.0 million to us in December 2002 and, a company for whom Clifford Evans, our former Chairman of the Board from February 2004 to October 2004, served as a director. As additional consideration for this loan, we issued 1,000,000 shares of its common stock to CCWIPP. The issuance of the stock was exempt from the registration provisions of the Securities Act of 1933, as amended, (the "Act") pursuant to Section 4(2) thereof.

Equity Compensation Plan Information

During the year ended September 30, 2004, no options were granted and 386,667 options were cancelled as a result of employee terminations prior to vesting, including 204,167 options which were cancelled pursuant to the termination agreement with Eric Alden. During the year ended September 30, 2005, we did not issue any options to purchase shares of common stock. In addition, options to purchase 2,660,833 shares of its common stock expired during year ended September 30, 2005. Accordingly, we had 300,000 options outstanding as of September 30, 2005, 100,000 each to our current Chief Executive Officer, Chief Financial Officer and a Director, all of which were granted March 1 2002, are exercisable at a price of $0.45 per share and expire on June 1, 2006.

Equity Compensation Plan Table:

                                               Number of securities to be
                                                issued upon exercise of                                 Number of securities
                                                  outstanding options,          Weighted Average        remaining available
                                                  warrants and rights            Exercise Price         for future issuance
                                                  -------------------            --------------         -------------------
Equity compensation plans approved by
security holders                                                  -0-                     $0.00                         n/a
Equity compensation plans not approved
by security holders                                           300,000                     $0.45                         n/a

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

Overview

Case Financial, Inc. was incorporated in 1998 and completed a reverse acquisition with Asia Web Holdings, Inc. ("Asia Web"), a publicly traded company incorporated in the State of Delaware, on May 24, 2002. As part of the transaction, Asia Web changed its name to Case Financial, Inc. and continued the business of the Company. Case Financial, Inc. and its subsidiaries, Case Financial, LLC, and Case Capital Corporation, (collectively "Case" or the "Company") provide pre-settlement and post-settlement litigation funding services to attorneys (and, previously, plaintiffs) involved in personal injury and other contingency litigation, conducted primarily within the California courts (the "Litigation Finance Business").

We have experienced substantial operating losses in our Litigation Finance Business since completing the reverse acquisition with Asia Web and, as a result, have depleted our working capital available for new advances under our loan programs. At a Board of Directors meeting held October 7, 2004, five directors resigned from the Board and an officer relinquished his positions as Chief Executive Officer and Chief Financial Officer. At the same meeting, the Board of Directors appointed four new directors to fill the seats created by submission of the foregoing resignations effective as of the adjournment of the meeting and a new Chairman of the Board of Directors was appointed in the meeting.

By unanimous consent of the Board of Directors dated September 30, 2005, our Board of Directors approved a resolution declaring that we would discontinue further investment in our Litigation Finance Business other than the collection or other disposition of our existing loan and investment portfolio.

We have reclassified on our Consolidated Balance Sheet all assets and liabilities associated with the Litigation Finance Business as Assets and Liabilities from Discontinued Operations. All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Consolidated Statement of Operations as Loss from Discontinued Operations. Furthermore, we have reclassified our consolidated financial statements as of September 30, 2004 to reflect such accounting treatment.

We intend to continue our efforts to collect our existing portfolio of loans receivable and investments in contracts, settle our outstanding obligations resolve current litigation and minimize operating costs. We believe that our available current cash resources and anticipated collections will be adequate to fund our current limited level of operations through its fiscal year ended September 30, 2006. However, to the extent our estimates and assumptions are inaccurate and/or we are unable to successfully collect the amounts due on its portfolio and settle outstanding obligations at reduced amounts, we may not have sufficient cash resources to fund our ongoing obligations. In such event, we may be required to seek other funding and/or consider a formal or informal restructuring or reorganization. In the event we are successful in recovering cash from these resources in excess of our operating needs, we may utilize this cash to acquire new business opportunities.

Critical Accounting Policies

Discontinued Operations

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of SFAS No. 144 at September 30, 2005 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. Accordingly, we have accounted for our Litigation Finance Business as a discontinued operation at September 30, 2005, and have reclassified our consolidated financial statements as of September 30, 2004 to reflect such accounting treatment, and the assets and liabilities of the Litigation Finance Business have been classified accordingly.

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

Trends and Uncertainties:

The principal uncertainties we face are access to adequate capital to seek other business opportunities, the ability to collect the outstanding balances pursuant to our portfolio of investments in contracts and loans receivable and the ability to resolve the various litigation matters facing us.

Results of Operations

Discontinued Operations

All revenue and expenses applicable to our Litigation Finance Business have been reported as Loss from Discontinued Operations in Statement of Operations. The components of Loss from Discontinued Operations for the years ended September 30, 2005 and September 30, 2004 consist of the following:

                                                           Years Ended September 30
                                                             2005            2004
                                                          -----------     -----------
      Revenues                                            $    84,878     $   738,376

      Provision for losses on investments in contracts         32,024         452,605
      Operating expenses                                      261,073         650,467
                                                          -----------     -----------
                                                              293,097       1,103,072
                                                          -----------     -----------
      Loss from discontinued operations                   $  (208,219)    $  (364,696)
                                                          ===========     ===========

In the aggregate, our Loss from Discontinued Operations decreased by $156,477, or 43%, to $208,219. Revenues from the Litigation Finance Business decreased $653,498, or 89%, in the year ended September 30, 2005 over the year ended September 30, 2004 as a result of having limited success in collecting the balances owed from the oldest and most problematic cases remaining on our portfolio from investments in prior years. Provision for losses decreased $420,581 to $32,024 as a result of our having reserved for losses for the majority of the investment portfolio in the year ended September 30, 2004. Operation expenses in the Litigation Finance Business declined $389,394, or 60%, to $261,073 as a result of termination of most of the personnel related to the Litigation Finance Business during the year ended September 30, 2005.

General and Administrative Expenses

General and administrative expenses consist of costs not directly associated with our Litigation Finance Business. For the year ended September 30, 2005, administrative expenses decreased $461,183, or 38%, to $767,163. The decrease is the result of reductions in reserved losses for litigation costs of $165,000, legal, accounting and consulting costs of $199,143, rent expense of $53,557, stock option compensation expense of $79,201 and insurance expense of $26,394.

Interest Expense

Interest expense was $429,197 for the year ended September 30, 2005 compared with $389,183 for the year ended September 30, 2004, an increase of $40,014, or 10%, primarily as a result of our incurring a full years interest expense on a $500,000 bridge loan from CCWIPP, a related party, which was received in March 2004 and interest on $287,000 in convertible debentures we issued on February 28, 2005.

Non-Cash Finance Expense

Non-cash finance expenses were $182,042 for the year ended September 30, 2005, as compared with $599,057 during the year ended September 30, 2004, a decrease of $417,015.

Non-cash finance expenses represent amortized costs of common stock, options and warrants granted in conjunction with financing transactions. The principal reason for the decrease in non-cash finance charges for the year ended September 30, 2005 is the amortization of costs in the amount of $450,000 associated with granting of 1.0 million shares of our common stock as additional consideration for the $500,000 secured term loan from CCWIPP in March 2004 which was fully amortized by September 30, 2004, the due date of the note.

Liquidity and Capital Resources

In their report dated December 19, 2005 on the financial statements for the fiscal year ended September 30, 2005; our independent auditors expressed substantial doubt about our ability to continue as a going concern. We have discontinued our principal business, the Litigation Finance Business. We have incurred net losses of $ $1,586,202 and $2,578,438 during the years ended September 30, 2005 and 2004, respectively. There was an accumulated deficit of $14,030,360 as of September 30, 2005 and total liabilities exceeded total assets by $4,871,616 as of September 30, 2005. Our current cash is not sufficient to sustain our operations unless we are successful at collecting amounts due and owing on our existing investment in contracts and loan receivable portfolios and/or raising additional capital. These conditions raise substantial doubt about our ability to continue as a going concern and our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

Our balance sheet at September 30, 2005 reflects cash of $14,367 compared to cash of 8,383 at September 30, 2004, a decrease of $5,984. Net cash used in operating activities was $779,495 for the year ended September 30, 2005 compared to $956,973 for the year ended September 30, 2004, a decrease in cash used in operating activities of $177,478. Net cash used in operating activities from continuing operations was $742,110 for the year ended September 30, 2005 as compared to $1,044,882 for the year ended September 30, 2004. The decrease is the result of our efforts to reduce operating expenses for personnel, facilities and professional fees. Net cash used in operating activities for discontinued operations was $37,385 for the year ended September 30, 2005 as compared to $87,909 of cash provided from operating activities of discontinued operations for the year ended September 30, 2004, primarily the result of decreased collections on our investments in contracts and loans receivable balances.

Investment Activities

Net cash provided by investing activities for the year ended September 30, 2005 was $311,055 compared to net cash provided by investing activities of $67,369 for the year ended September 30, 2004 an increase of $243,687. Net cash used in investing activities from continuing operations for the year ended September 30, 2005 was $3,531 as compared to $0 for the year ended September 20, 2004 primarily as a result of a computer equipment purchase. Net cash provided by investment activities from discontinued operations was $314,586 for the year ended September 30, 2005 as compared to $67,369 of cash provided from investment activities from discontinued operations for the year ended September 30, 2004 as a result of increased collections of principal of our loans receivable portfolio.

Financing Activities

Net cash provided by financing activities was $474,423 for the year ended September 30, 2005 as compared to $730,336 for the year ended September 30, 2004 a decrease of $255,913. Net cash provided by financing activities from continuing operations for the year ended September 30, 2005 was $518,047 as compared to net cash provided by financing activities from continuing operations of $633,888 for the year ended September 30, 2004, a decrease of $115,841. The principal financing source for the year ended September 30, 2005 was a private placement which generated $448,047 in gross proceeds as well as settling $41,953 in accrued consulting costs. Net cash used in financing activities from discontinued operations was $43,624 for the year ended September 30, 2005 as compared to $96,448 of cash provided from financing activities from discontinued operations for the year ended September 30, 2004 as a result of discontinuing the utilization of third party non recourse loans for funding of cases.

We are in default on all of our recourse debt obligations and, although no formal demands for payment have been made by any of the lenders other than claims on a $600,000 and $40,000 note from a former officer and director who has commenced a legal proceeding for collection, there is no assurance that such demands will not be made in the future and that the Company will be able to resolve such demands.

Factors That May Affect Future Results

We currently have no operating business.

We currently have no relevant operating business, revenues from operations or assets. Our business plan is to seek a merger or business combination with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor's purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

We do not know the ultimate business we may elect to pursue.

We have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

We are dependent upon our current management.

We will be heavily dependent upon the skills, talents, and abilities of our management to implement our business plan. Our management may devote limited time to our affairs, which may be inadequate for our business, and may delay the acquisition of any business opportunity considered. Furthermore, management has limited experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding our acquisition of a business opportunity. Because investors will not be able to evaluate the merits of possible business acquisitions by us, they should critically assess the information concerning the management.

We will need additional financing.

In all likelihood we will need additional funds to take advantage of any available acquisition business opportunity. Even if we were to obtain sufficient funds to acquire an interest in a business opportunity, we may not have sufficient capital to fully exploit the opportunity. Our ultimate success will depend upon our ability to raise additional capital at the time of the acquisition and thereafter. When additional capital may be needed, there can be no assurance that funds will be available from any source or, if available, that they can be obtained on acceptable terms.

We do not pay dividends.

We do not intend to pay any dividends. We do not foresee making any cash distributions in the manner of a dividend or otherwise.

The effects of an acquisition or merger transaction could be dilutive.

In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock which will dilute the ownership interest of our current stockholders. In addition, at the time of the reverse merger, it will be likely that there will be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of our stockholders after the reverse merger transaction.

Company common stock is listed on the Over-The-Counter (OTC) Bulletin Board.

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

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM -

To the Board of Directors and Stockholders
Case Financial, Inc.

We have audited the accompanying consolidated balance sheet of Case Financial, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2005 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Case Financial, Inc. and subsidiaries as of September 30, 2005, and the results of its consolidated operations and its cash flows for the years ended September 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $14,030,360 as of September 30, 2005 and has incurred net losses of $1,586,202 and $2,578,438 for the years ended September 30, 2005 and 2004 respectively. These factors as discussed in
Note 14 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KABANI & COMPANY, INC.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
December 19, 2005

                      CASE FINANCIAL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30,
                                                                      2005
                                                                   ------------
ASSETS
Cash and cash equivalents                                          $     14,367
Restricted cash                                                          25,000
Prepayments and deposits                                                 74,193
Equipment, at cost, net of accumulated depreciation of $15,884
  at September 30, 2005                                                   4,355
Assets from discontinued operations                                   2,005,846
                                                                   ------------
                                                                   $  2,123,761
                                                                   ============

LIABILITIES AND STOCKHOLDERS'  (DEFICIENCY)
Accounts payable and accrued expenses                              $    259,243
Accrued interest                                                        709,033
Convertible debentures payable                                          273,446
Loans payable - related parties                                       3,429,377
Loans payable                                                           268,460
Liabilities from discontinued operations                              2,055,818
                                                                   ------------
                                                                      6,995,377
                                                                   ------------

STOCKHOLDERS' (DEFICIENCY)
Common stock, par value $0.001 per share,
  100,000,000 shares authorized, 24,019,236 shares issued and
  outstanding at September 30, 2005                                      24,019
Common stock to be issued, 600,000 shares                                60,000
Paid-in-capital                                                       9,074,725
Accumulated deficit                                                 (14,030,360)
                                                                   ------------
                                                                     (4,871,616)
                                                                   ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' (DEFICIENCY)                                       $  2,123,761
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Years Ended September 30,
                                                       2005             2004
                                                   ------------     ------------
REVENUE                                            $         --     $         --

OPERATING EXPENSES
  General and administrative                            767,163        1,228,346
                                                   ------------     ------------
     TOTAL OPERATING EXPENSES                           767,163        1,228,346
                                                   ------------     ------------
  LOSS FROM OPERATIONS                                 (767,163)      (1,228,346)

OTHER INCOME (EXPENSE)
  Interest income                                           419              530
  Interest expense                                     (429,197)        (389,183)
  Non-cash finance expenses                            (182,042)        (599,057)

  Other income                                               --            2,314
                                                   ------------     ------------
     TOTAL OTHER INCOME (EXPENSE)                      (610,820)        (985,396)
                                                   ------------     ------------
NET LOSS FROM CONTINUING OPERATIONS                  (1,377,983)      (2,213,742)

LOSS FROM DISCONTINUED OPERATIONS                       208,219          364,696
                                                   ------------     ------------

     NET LOSS                                      $ (1,586,202)    $ (2,578,438)
                                                   ============     ============

Net loss per common share -- basic and diluted:
  From continuing operations                       $      (0.07)    $      (0.13)
                                                   ============     ============
  From discontinued operations                     $      (0.01)    $      (0.02)
                                                   ============     ============
  Net Loss                                         $      (0.08)    $      (0.16)
                                                   ============     ============
  Weighted average number of common shares -
  basic and diluted                                  19,407,323       16,603,929
                                                   ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                 For the years ended September 30, 2005 and 2004

                                                                      Additional
                                                                       Paid in          Shares to     Accumulated
                                        Shares          Amount         Capital          be Issued       Deficit            Total
                                     ------------    ------------    ------------     ------------    ------------     ------------
Balance, September 30, 2003            15,561,108    $     15,561    $  7,888,057     $         --    $ (9,865,720)    $ (1,962,102)

Correction to outstanding stock           458,128             458            (458)              --              --               --
Common stock issued in connection
  with bridge loan                      1,000,000           1,000         449,000               --              --          450,000
Warrants issued in connection with
  debt financing                               --              --          45,659               --              --           45,659
Stock/option compensation charged
  to expense                                   --              --          94,351               --              --           94,351

Net (loss)                                     --              --              --               --      (2,578,438)      (2,578,438)
                                     ------------    ------------    ------------     ------------    ------------     ------------

Balance, September 30, 2004            17,019,236          17,019       8,476,609               --     (12,444,158)      (3,950,530)
                                     ------------    ------------    ------------     ------------    ------------     ------------
Amortization of warrants issued in
  connection with debt financing               --              --          95,983               --              --           95,983
Common stock issued in private
  placement                             7,000,000           7,000         483,000               --              --          490,000
Common stock to be issued for
  Director's compensation,
  600,000 shares                               --              --              --           60,000              --           60,000
Value of conversion feature
  for convertible debentures                   --              --          19,133               --              --           19,133

Net (loss)                                     --              --              --               --      (1,586,202)      (1,586,202)
                                     ------------    ------------    ------------     ------------    ------------     ------------
Balance, September 30, 2005            24,019,236    $     24,019    $  9,074,725     $     60,000    $(14,030,360)    $ (4,871,616)
                                     ============    ============    ============     ============    ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years ended September 30,
                                                                                             2005            2004
                                                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                  $(1,586,202)    $(2,578,438)
Loss from discontinued operations                                                             208,219         364,696
                                                                                          -----------     -----------
Loss from continuing operations                                                            (1,377,983)     (2,213,742)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                                 19,956          38,134
  Amortization of debt premium                                                                136,730         212,237
  Amortization of warrants issued with debt                                                    95,983          45,659
  Amortization of beneficial conversion feature of convertible debentures                       5,579              --
  Common stock and options for compensation                                                    60,000          94,351
  Common stock issued with debt                                                                    --         450,000
  Changes in operating assets and liabilities
      (Increase) decrease in prepayments and other assets                                      35,415         (47,123)
      Increase (decrease) in accounts payable and other liabilities                           282,210         375,602
                                                                                          -----------     -----------
          Net cash used in continuing operations                                             (742,110)     (1,044,882)
          Net cash provided by (used in) discontinued operations                              (37,385)         87,909
                                                                                          -----------     -----------
          Net cash used by operating activities                                              (779,495)       (956,973)
                                                                                          -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Loss on disposal of equipment                                                              (650)             --
      Purchase of equipment                                                                    (2,881)             --
                                                                                          -----------     -----------
          Net cash used in continuing operations                                               (3,531)             --
          Net cash provided by discontinued operations                                        314,586          67,369
                                                                                          -----------     -----------
          Net cash provided by investing activities                                           311,055          67,369
                                                                                          -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from private placement                                                             448,047              --
  Proceeds from borrowings                                                                         --         145,000
  Repayments of borrowings                                                                         --         (25,000)
  Proceeds from related party borrowings                                                       70,000         673,139
  Repayments of related party borrowings                                                           --        (159,251)
                                                                                          -----------     -----------
          Net cash provided by continuing operations                                          518,047         633,888
          Net cash provided by (used in) discontinued operations                              (43,624)         96,448
                                                                                          -----------     -----------
          Net cash provided by financing activities                                           474,423         730,336
                                                                                          -----------     -----------
NET (DECREASE) INCREASE IN CASH                                                                 5,984        (159,268)
CASH - BEGINNING OF PERIOD                                                                      8,383         167,651
                                                                                          -----------     -----------
CASH - END OF PERIOD                                                                      $    14,367     $     8,383
                                                                                          ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the nine month period for:
  Interest                                                                                $        --     $   138,524
                                                                                          ===========     ===========
  Income taxes                                                                            $     2,400     $     2,400
                                                                                          ===========     ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES:
  Warrants issued with debt                                                               $        --     $   149,056
                                                                                          ===========     ===========
  Common Stock issued with debt March 2004                                                $        --     $   450,000
                                                                                          ===========     ===========
  Accrued expenses settled through private placement                                      $    41,953     $        --
                                                                                          ===========     ===========
  Loans receivable principal paid directly to non-recourse loan payable                   $   523,000     $        --
                                                                                          ===========     ===========
  Acquisition of interest in loan portfolio through issuance of convertible debentures    $   287,000     $        --
                                                                                          ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Years Ended September 30, 2005 and 2004

1.    Organization and Basis of Presentation

      Nature of activities:

      Case Financial, Inc. was incorporated in 1998 and completed a reverse acquisition with Asia Web Holdings, Inc. ("Asia Web"), a publicly traded company incorporated in the State of Delaware, on May 24, 2002. As part of the transaction, Asia Web changed its name to Case Financial, Inc. Case Financial, Inc. and its subsidiaries, Case Financial, LLC, and Case Capital Corporation, (collectively "Case" or the "Company") provided recourse and non-recourse pre-settlement and post-settlement litigation funding services to attorneys (and, previously, plaintiffs) involved in personal injury and other contingency litigation, conducted primarily within the California courts in the form of loans and investments in contracts (the "Litigation Finance Business").

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

      By unanimous consent of the Board of Directors dated September 30,2005, the Board of Directors approved a resolution to become declaring the Company shall discontinue further investment in its Litigation Finance Business other than the collection or other disposition of its existing loan and investment portfolio. The Board further discussed that it shall continue to actively seek new business opportunities for the Company.

      Financial Statement Presentation:

      The Company has incurred recurring operating losses since its inception. As of September 30, 2005, the Company had an accumulated deficit of $14,030,360, a stockholders' deficiency of $4,871,616, and a net loss and negative cash flows from continuing operating activities for the year ended September 30, 2005 of $1,377,983 and $779,495, respectively, and has insufficient capital to fund all of its obligations. The Company has been unable to abide by the payment terms on all of its recourse loans payable and a demand for payment has been made by one note holder for $640,000 though the Company is disputing the validity of these obligations. The Company discontinued its Litigation Finance Business and, as a result, the Company has no revenue-generating business operations at September 30, 2005 or in the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

      The Company's management intends to continue efforts to collect the Company's existing portfolio of loans receivable and investments in contracts as well as settle the Company's outstanding obligations and minimize operating costs. The Company believes that its available current cash resources and anticipated collections will be adequate to fund its current limited level of operations through its fiscal year ended September 30, 2006. However, to the extent the Company's estimates and assumptions are inaccurate and/or the Company is unable to successfully collect the amounts due on its portfolio and settle outstanding obligations at reduced amounts, the Company may not have sufficient cash resources to fund its ongoing obligations. In such event, the Company may be required to seek other funding and/or consider a formal or informal restructuring or reorganization.

      The Company's management may also consider various strategic alternatives in the future, including the acquisition of new business opportunities, which may be from related or unrelated parties. However, there can be no assurances that such efforts will ultimately be successful. The Company may finance any acquisitions through a combination of debt and/or equity securities.

2.    Significant Accounting Policies

      Basis of presentation:

      The accompanying financial statements include the accounts of Case Financial Inc. and its subsidiaries, Case Financial, LLC and Case Capital Corporation. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has determined that it complied with the provisions of SFAS No. 144 at September 30, 2005 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. Accordingly, the Company has accounted for its Litigation Finance Business as a discontinued operation at September 30, 2005, and has reclassified its consolidated financial statements as of September 30, 2004 to reflect such accounting treatment, and the assets and liabilities of the Litigation Finance Business have been classified accordingly.

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

      Stock-based compensation:

      The Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123R "Accounting for Stock-Based Compensation" which establishes a fair value-based method of accounting for stock-based compensation plans. Under SFAS No. 123R, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount the grantee must pay to acquire the stock. The Company uses the Black-Scholes option pricing model to determine the fair value of each stock option granted.

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

      Loss per common share:

      Basic and diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for each of the periods presented. The weighted average number of common shares outstanding for computing the basic and diluted loss per common share was 19,407,323 and 16,603,929 for the years ended September 30, 2005 and 2004, respectively. The weighted average number of common shares outstanding does not include 10,800,000 and 6,778,333 options and warrants outstanding at September 30, 2005 and 2004, respectively, because they are antidilutive and does not include 600,000 shares of common stock issued on October 25, 2005 to Director's of the Company for services rendered for the year ended September 30, 2005 that were accrued as Shares to be Issued as of September 30, 2005.

      Fair value of financial instruments:

      The carrying value of cash and accrued expenses are measured at cost which approximates their fair value. The carrying values of loans payable are presented at face value plus accrued interest and dividends through the due date. The fair value of receivables from related parties, notes receivable from affiliate, and loans payable related parties cannot be reasonably estimated due to their related party nature.

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

      Recent Accounting Pronouncements:

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

      In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle in most circumstances. The provisions of SFAS 154 are effective in fiscal years beginning after December 15, 2005. The Company plans to adopt SFAS No. 154 at the beginning of fiscal 2006.

      Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

      Reclassifications:

      Certain items in prior financial statements are reclassified to conform to the current presentation.

3.    Discontinued Operations

      The Company has discontinued further investment in its Litigation Finance Business other than the collection or other disposition of its existing loan and investment portfolio and accordingly has reclassified on its Consolidated Balance Sheet all assets and liabilities associated with the Litigation Finance Business as Assets and Liabilities from Discontinued Operations. Included in this reclassification is a 65.63% interest in secured notes issued by Case Financial Funding, Inc, a subsidiary of Old Case ("CFF"), acquired in February 2005 and valued at $287,000 as of the date acquired, that provide the holder with a secured interest in the proceeds of the outstanding cases of CFF as more fully described in Note 7
      - Convertible Debentures. All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Consolidated Statement of Operations as Loss from Discontinued Operations. Furthermore the Company has reclassified its consolidated financial statements as of September 30, 2004 to reflect such accounting treatment. A summary of the assets and liabilities so classified is as follows:

                                                                   September 30,
                                                                        2005
                                                                   ------------
            Discontinued Assets
                Service fees receivable net of impairment
                allowance of $122,520                               $        86
                Investments in contracts, net of allowance for
                contract losses of $470,411                           1,905,761
                Loans receivable, net of allowance for bad
                debts of $99,851                                        100,000
                                                                    -----------
                                                                    $ 2,005,846
                                                                    ===========
            Discontinued Liabilities
                Accounts payable                                    $   292,588
                Non recourse loans payable - related parties (1)      1,484,681
                Non recourse loans payable (2)                          278,549
                                                                    -----------
                                                                    $ 2,055,818
                                                                    ===========

            (1) Notes to major stockholders, officers and directors collateralized by specifically identified investments in contracts, payable upon settlement of the related investments in contracts plus either 75% or 50% of the fee income earned thereon. Repayment of these notes is contingent upon recovery of the specifically identified investments in contracts.

            (2) Notes collateralized by specifically identified investments in contracts, payable upon settlement of the related investments in contracts plus either 75% or 50% of the fee income earned thereon. Repayment of these notes is contingent upon recovery of the specifically identified investments in contracts

      Net revenues and losses from discontinued operations are as follows:

                                                           Years Ended September 30,
                                                             2005            2004
                                                          -----------     -----------
      Revenues                                            $    84,878     $   738,376

      Provision for losses on investments in contracts         32,024         452,605
      Operating expenses                                      261,073         650,467
                                                          -----------     -----------
                                                              293,097       1,103,072
                                                          -----------     -----------
      Loss from discontinued operations                   $  (208,219)    $  (364,696)
                                                          ===========     ===========

4.    Equipment

      The Company wrote off at cost $168,176 in fully depreciated, abandoned equipment during the year ended September 30, 2005. Equipment consisted of the following:

                                                          September 30,
                                                               2005
                                                          -------------
           Computer Software                                $   3,240
           Office furniture and fixtures                        3,077
           Office Equipment                                    13,922
                                                            ---------
                                                                   39

           Less: Accumulated depreciation                      15,884
                                                            ---------
                                                            $   4,355
                                                            =========

5.    Loans Payable, Related Parties

      The related party debt consists of the following:

                                                                   September 30,
                                                                       2005
                                                                       ----
            Note payable to major stockholder, uncollateralized,
            interest payable monthly at 12.0% per annum, due
            December 12, 2006 (1)                                     2,000,000

            Secured note payable, major shareholder, secured by a
            lien on all assets of the Company, interest payable
            monthly at 12.0% per annum, due September 8, 2004 (2)       500,000

            Note payable, unsecured, payable May 23, 2004 plus
            interest at 8% per annum. (3)                               600,000

            Notes payable, uncollateralized, interest payable
            monthly at 12.0% per annum, due January 1, 2007 (4)         150,000

            Promissory demand notes, unsecured , interest payable
            monthly at 12.0% per annum (5)                              210,000
                                                                     ----------
                                                                     $3,460,000
                                                                     ==========

      (1) This loan also included warrants to purchase 2,000,000 shares of the common stock of the Company at $0.50 per share and warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 per share that expire in four years. The value of the warrants, determined utilizing the Black Scholes option-pricing model, was recorded as a debt discount and amortized over the life loan. CCWIPP agreed to a deferral on interest payments and a suspension of any collection actions for defaults previously asserted under this note, including the failure to register the common shares underlying these warrants for resale, for a period of six months, commencing with the date of the interest payment that had been due for February 2004. In consideration of this deferral, the Company agreed to reduce the exercise price on the warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. The value of the reduction in the exercise price of the warrants was determined to be $150,500 utilizing the Black Scholes option-pricing model and is being amortized as additional interest expense over the remaining life of the loan. The Company is in default on this loan and has been unable to resume interest subsequent to the expiration of this deferral in July 2004 and, as of September 30, 2005, total accrued interest totaled $399,781.

      (2) In March 2004, the Company entered into a $500,000 secured loan agreement with the CCWIPP. This loan was due and payable in a lump sum, inclusive of interest at the rate of 12% per annum, on or before the sooner of the date the Company had completed additional equity financings aggregating in excess of $3.0 million or September 8, 2004. The loan is secured by a lien on all assets of the Company. As additional consideration for this loan, the Company issued 1,000,000 shares of its common stock to the lender. The market value as of the date of the loan of the common stock issued has been amortized over the life of the loan resulting in a charge for year ended September 30, 2004 of $450,000 to non-cash finance expense. The Company is in default on this loan and, as of September 30, 2005, total accrued interest totaled $93,833.

      (3) In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note for $600,000, which was due in May 2004, was to a former director and former interim CEO and CFO of the Company. On March 30, 2004, Mr. Bibicoff agreed to a six month deferral on interest payments commencing with the interest payment that had been due for March 2004 and a deferral of the principal payment to September 30, 2004. In addition, he agreed to a suspension of any collection actions for any prior defaults under this note. The second note, for $100,000, was to a relative of one of the Company's former CEO's. As of June 7, 2004, the Company entered into an agreement and mutual release with the former CEO which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 is investigating the adequacy of the consideration and the legal validity of the release. As a result of the foregoing, the Company has reclassified the $100,000 unsecured promissory note due May 2005 from Loans Payable-Related Parties to Loans Payable. The noteholder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on both of these notes due to non payment of interest (and principal, in the case of the $600,000 note) and, as of September 30, 2005, total accrued interest on the $600,000 totaled $88,000. The note holder of the $600,000 has filed suit against the Company for non payment (See Note 9; Contingencies)

      (4) Effective January 1, 2003, an accredited investor, which is now a related party through its affiliation with CCWIPP, converted an investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note issued by the Company. The principal amount of the promissory note was $150,000. As part of the conversion, the Company cancelled four year warrants to purchase 75,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase: (i) 150,000 shares of common stock at an exercise price of $0.50 and (ii) 75,000 shares of common stock at an exercise price of $0.80. The Company also agreed to register the common stock underlying the warrants for resale. On March 30, 2004, in conjunction with changes the Company implemented with respect to its senior management and its Board of Directors, the lender agreed to a deferral on interest payments under this note and a suspension of any collection actions for prior defaults under this note, commencing with the payment that had been due for January 2004 for a period of six months. In consideration of this deferral, the Company agreed to reduce the exercise price on warrants to purchase 75,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. All other terms of the warrants remain unchanged. The increase in the fair value of the foregoing warrants as a result of the reduction in the exercise price as well as the initial value are being amortized over the remaining life of the warrants and charged to non-cash finance expense. The Company is in default on this note due to non payment of interest and, as of September 30, 2005, accrued interest totaled $31,500.

      (5) The Company had outstanding as of September 30, 2005 and 2004, $210,000 and $140,000, respectively, in unsecured promissory demand notes, all to former and current directors. The holders of these demand notes agreed to a deferral on interest payments and the principal payment commencing with the interest payment due March 2004 for a period of six months. The Company is in default on all of these notes due to non payment of interest and, as of September 30, 2005, accrued interest totaled $41,110. The note holder of the $40,000 of these notes has filed suit against the Company for non payment (See Note 9; Contingencies)

6.    Loans Payable, Unrelated Parties

      The unrelated party debt consists of the following:

                                                                   September 30,
                                                                       2005
                                                                       ----
            Note payable unsecured payable May 23, 2004 plus
            interest at 8% per annum. (1)                               100,000

            Notes payable, uncollateralized, interest payable
            monthly at 12.0% per annum, due January 1, 2007 (2)          50,000

            Promissory demand notes, unsecured , interest payable
            monthly at 12.0% per annum (3)                              120,000

      (1) In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note for $600,000, which was due in May 2004, was to a director and former interim CEO and CFO of the Company. The second note, for $100,000, was to a relative of the Company's former CEO. As of June 7, 2004, the Company entered into an agreement and mutual release with the former CEO which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. As a result of the foregoing, the Company has reclassified the $100,000 unsecured promissory note due May 2005 from Loans Payable-Related Parties to Loans Payable. The noteholder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on this note due to non payment of interest and, as of September 30, 2005, accrued interest totaled $8,667.

      (2) The principal amount of this promissory note was $50,000. Effective January 1, 2003, the noteholder converted their investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note. As part of the conversion, the Company cancelled four year warrants to purchase 25,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase: (i) 50,000 shares of common stock at an exercise price of $0.50 and (ii) 25,000 shares of common stock at an exercise price of $0.80. The Company also agreed to register the common stock underlying the warrants for resale. The Company is in default on this note due to non payment of interest and, as of September 30, 2005, accrued interest totaled $7,500.

      (3) The Company had outstanding as of September 30, 2004, $120,000 in unsecured promissory demand notes to the former CEO and a relative of the former CEO which bear interest at 12%. The Company is in default on these notes due to non payment of interest and, as of September 30, 2005, accrued interest totaled $24,970.

7.    Convertible Debentures

      On February 28, 2005, the Company purchased a 65.63% interest valued at $287,000 as of the date acquired based upon the pro rata collectible principal in the remaining case portfolio of Case Financial Funding, Inc, a subsidiary of Old Case ("CFF"), by acquiring 65.63% of the secured notes issued by CFF that provide the holder with secured interest in the proceeds of the outstanding cases of CFF. This investment has been reclassified as a discontinued asset. As consideration for this purchase, the Company issued a convertible debenture in the amount $287,000. The principal amount of the debenture is due and payable in full two years from the date of issue unless converted into common stock of the Company at a conversion price of $0.15 per share, a total of 1,913,333 shares. The Company has the right at anytime, after one year, to require conversion of the debenture into shares of common stock at $0.15 per share, provided that: the stock at anytime trades at $0.30 or higher for a consecutive period of 30 trading days. Interest is payable semi-annually at a rate of 5% per annum. The Company recorded the beneficial conversion feature associated with the convertible debentures in the amount of $19,133 representing the difference between the $0.15 per share exercise price of the conversion feature and the $0.16 per share market value of the Company's common stock on the date of the debenture. The $19,133 beneficial conversion is being amortized as additional interest over the two year term of the convertible debenture. The Company accrued interest expense of $8,371 and recognized $5,579 in non cash interest related to amortization of the beneficial conversion feature as of September 30, 2005.

8.    Commitments

      The Company conducts its operations utilizing leased facilities under a non-cancelable operating lease agreement expiring on October 31, 2006. Future minimum lease commitments, excluding property taxes and insurance, are as follows:

                           Period ending September 30,

                           2006            $  23,701
                           2007                1,980
                                           ---------

                           Total           $  25,681
                                           =========

9.    Contingencies

      On November 9, 2005, the Company and L&M Specialties, Inc., a company controlled by the Chairman of the Board and Chief Executive Officer of the Company, filed suit in the U.S. District Court, Southern District of Florida, located in Miami, Florida, against Canadian Commercial Workers Industry Pension Plan, known as CCWIPP, a large debenture and shareholder of the Company, South Ocean Development Company, Ltd. (a subsidiary of CCWIPP), Allen & Company and certain individuals for breach of fiduciary duties, fraudulent inducement, breach of contract and declaratory judgment. The suit seeks damages against the defendants arising out of their conduct with respect to certain agreements to purchase a waterfront hotel property, overlooking a golf course and marina, including a gaming license, located on the island of New Providence, Bahamas and to purchase $2.5 million of outstanding Case Financial debentures held by CCWIPP.

      The South Ocean Development Company, Ltd signed a letter of intent to sell the property on March 26, 2005, with L&M Specialties Inc. CCWIPP had required that an entity other than the Company enter into the agreement until such time that the property could be conveyed to the Company. Both the Company and L&M Specialties agreed to this arrangement.

      The suit alleges, among other things, that the defendants violated the exclusivity provisions of the agreement for purchasing the property in the Bahamas, attempted to lure away investment groups introduced to the property by plaintiffs, and fraudulently induced plaintiffs into agreeing to purchase the debentures in return for an extension of the deadlines in the agreement to purchase the property, which defendants did not intend to perform. The suit alleges that defendants obtained the agreements from plaintiffs in order to deflect and mitigate an ongoing investigation of CCWIPP by the Financial Services Commission of Ontario, Canada. The Company, through its officers and directors, has made several attempts to resolve the breach to no avail, resulting in the filing of this action. Such litigation could be protracted, costly and with no assurance that plaintiffs will be successful.

      On August 8, 2005, a lawsuit was filed against the Company by a former CEO and director in the Superior Court of the State of California, Case Number BC 337914, demanding payment of two promissory notes in the amounts of $600,000 and $40,000 and purporting other amounts due and owning by the Company for past wages and other fees due related to cases for which the former CEO and director participated in the funding. It is the Company's position that the notes were the result of improper, invalid and illegal transfers of debts from other entities to Case Financial that were done without Board Approval in violation of Delaware and California Corporate Law and in breach of the former CEO and director fiduciary duties. The Company does not believe the outcome of this case will have a material effect on the financial condition of the Company as stated in that the promissory notes and the accrued interest thereon are recorded as liabilities of the Company and other claims purported to be due and owning by the Company for past wages and other fees due related to cases for which the former CEO and director participated in the funding are without merit.

      On March 25, 2005 a derivative lawsuit was filed by a major stockholder and secured lender of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a current director alleging that these officers and directors had damaged the Company by (a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Management believes that the outcome of this case will not have a material impact on the financial condition of the Company. On October 5, 2005, Mr. Gregory, Mr. Pollock, and the Company executed a Settlement and Release Agreement regarding this action pursuant to which; a) Mr. Gregory will return to the Company for cancellation 750,000 shares of common stock owned or controlled by him and return and cancel two promissory notes of the Company totaling $100,000; b) Mr. Pollock will return to the Company for cancellation 100,000 shares of common stock owned or controlled by him and repay in cash to the Company $15,160; c) Mr. Pollock and Mr. Gregory will be released from further action by the majority stockholder and the Company with respect to the claims made in the derivative lawsuit, and; d) Mr. Pollock and Mr. Gregory agree to waive any and all further claims against the Company and the major stockholder. The foregoing agreement is subject to approval by the Court of Chancery in the State of Delaware. Mr. Alden and Mr. Bibicoff remain as defendants in this action. Further, Mr. Alden filed a breach of contract action which has been stayed by the court pending outcome of the derivative action suit.

      The Company was served with a complaint in October 2004 filed in the San Diego Superior Court, North County District, Case Number GIN040080 from an attorney who had represented the Company on a previous legal matter for contract, breach of contract, common counts, imposition and foreclosure of attorneys' lien, injunctive relief and declaratory relief seeking damages in the amount of $31,741.32 for legal services rendered. The Company believes the amount sought to be in excess of the fair value of the services rendered and is defending this suit. The full amount of the claim asserted by the plaintiff in this matter has been recorded in the Company's books as legal expense as of September 30, 2005. On November 2, 2005 the Company settled for an initial payment of $5,000 with the remaining balance due of $10,000.00 to be paid within six months with minimum payments of $1,000 per month beginning December 1, 2005. If the $15,000 balance is not paid in full by May 1, 2006, the Company will be obligated to five additional payments of $1,000 per month, for a total of $20,000.00. If any monthly payment is late, the stipulated judgment amount is due in full plus attorneys fees.

      The Company was served with a complaint in May 2004 filed in the Los Angeles Superior Court, Central District, Case Number BC 316068, from an unrelated third party asserting securities fraud, fraud, breach of contract and unfair business practices against the Company and seeking damages of $65,000. The plaintiff claims that she had loaned the Company the sum of $40,000 pursuant to a verbal agreement and was promised repayment within 45 days plus a 25% profit. The funds were utilized by the Company for a non-recourse advance which the Company was unable to recover and the principal amount of this obligation is included in non recourse loans payable-unrelated parties on the Company's balance sheet. The Company has made offers to settle this matter and believes the ultimate outcome will not have a material impact on the Company's financial condition. On December 13, 2005, the Company settled this matter by agreeing to pay the plaintiff $20,000 in cash and assign the first $20,000 in potential proceeds that may be derived in another action initiated by the Company against the attorney to whom the non-recourse advance was given. The carrier of the Company's Director's and Officer's insurance policy agreed to pay the $20,000 cash payment required.

      The Company was served with a complaint in February 2004 filed with the Los Angeles Superior Court, Northwest District, Case Number LC 067786, naming the Company and a former director of the Company Harvey Bibicoff, as co-defendants in a case against Old CFI claiming a breach of a promissory note by Old Case and asserting fraud seeking damages of $140,000 plus attorneys fees and punitive damages. The Company continues to defend this suit and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $140,000 as of September 30, 2004 as general and administrative expenses for this potential claim.

      The Company is in default on all of its recourse debt obligations as described in Notes 5 and 6 and, although no formal demands for payment have been made by any of the lenders other than claims on the $600,000 and $40,000 noted as described above,, there is no assurance that such demand will not be made in the future and that the Company will be able to resolve such demands.

      In addition to the foregoing, the Company has initiated several action against attorneys who where the beneficiary of the companies litigation financing programs and who breached their agreements with the Company relative to such financing. The Company has fully reserved the amounts outstanding for these advances which have since been classified as assets from discontinued operations.

10.   Taxes on Income

      No provision was made for Federal income tax since the Company has significant net operating loss. As of September 30, 2005, the Company had available federal and state net operating loss carryforwards amounting to approximately $12,048,387 and $11,445,728 respectively, that may be applied against future federal and state taxable income and that expire in 2023 for federal tax purposes and 2009 for state tax purposes. A substantial portion of these net operating loss carryforwards may be limited due to past and future changes of ownership.

      The Company's total deferred tax asset is as follows:

                                                                   September 30,
                                                                       2005
                                                                    -----------
            Tax benefit of net operating loss carryforward          $ 4,764,241
            Valuation allowance                                      (4,764,241)
                                                                    -----------
            Net deferred tax asset                                  $        --
                                                                    ===========

      The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

                                                             September 30,
                                                          2005          2004
                                                       ----------    ----------
      Tax expense (credit) at statutory rate-federal   $ (435,211)   $ (613,497)
      State tax expense net of federal tax               (124,128)     (174,977)
      Changes in valuation allowance                      559,339       788,475
                                                       ----------    ----------
      Tax expense at actual rate                       $       --    $       --
                                                       ==========    ==========

      The valuation allowance increased by $559,339 to $4,764,241 through the year ended September 30, 2005.

11.   Stockholders' Deficiency

      Common stock:

      During the year ended September 30, 2004, the Company issued 1,000,000 shares of common stock valued at $450,000, their fair market value, as additional consideration for a $500,000 bridge loan from an entity that, at the time of the transaction, the Company's Chairman of the Board served as a director, and is therefore considered a related party.

      Private Placement:

      During February and March 31, 2005, the Company issued 7,000,000 shares of common stock in a private placement issued pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the "Offering"). The Offering consisted of 14 units each including 500,000 shares of the Company's common stock at a purchase price of $0.07 per share together with a warrant to purchase an additional 500,000 shares of the Company's common stock at $0.10 per share. The warrant shall expire two years from the date of issue. After one year from date of issue, if the Company's common stock closing price exceeds $0.20 per share for a continuous 30 day period, the holder of the warrant shall have 45 days from the end of such 30 day period to exercise. The gross proceeds received for this offering were $448,047 plus a settlement of $41,953 in accrued expenses for consulting fees for a total of $490,000. (See Note 12- Related Party Transactions)

      Stock options:

      During the year ended September 30, 2005, the Company did not issue any options to purchase shares of common stock. In addition, options to purchase 2,660,833 shares of its common stock expired during year ended September 30, 2005. Accordingly, the Company had 300,000 options outstanding as of September 30, 2005, 100,000 each to the Company's current Chief Executive Officer, Chief Financial Officer and a Director, all of which were granted March 1 2002, are exercisable at a price of $0.45 per share and expire on June 1, 2006.

      Warrants:

      The balance of warrants outstanding and exercisable at September 30, 2005 amounted to 10,500,000 warrants, inclusive of the 7,000,000 warrants issued in conjunction with the private placement described above, at a weighted average exercise price of $0.23 per warrant, 3,500,000 of which expire December 2006 and 7,000,000 of which expire in March 2007. The weighted average remaining contractual life for the warrants is approximately 14 months.

12.   Related Party Transactions

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

      Participating in the Offering described in Note 9 above were the following related parties:

                                                                                      Investment      Number of     Number of
     Name of Investor                            Relationship                           Amount         Shares        Warrants
     ----------------                            ------------                           ------         ------        --------
William Rapaglia (1)                Chief Operating Officer, Director                  $  57,750        825,000       825,000
Michael Schaffer                    CEO,Chariman of the Board of Directors                35,000        500,000       500,000
Measurable Software Corporation     A company owned by Waddy Stephenson, a Director       17,500        250,000       250,000
Lawrence Schaffer                   President, CFO, Director                              26,250        375,000       375,000
                                                                                       ---------      ---------     ---------
                                                                                       $ 136,500      1,950,000     1,950,000
                                                                                       =========      =========     =========

      (1) Includes 750,000 shares and 750,000 warrants acquired for $52,500 by the Cristobal Family Ltd Partnership of which Mr. Rapaglia is the General Partner.

      In addition, during the year ended September 30, 2005,, Michael Schaffer, the Company's CEO and Chairman of the Board of Directors, received payment for $44,444 in finder's fees earned by Mr. Schaffer in conjunction with services provided in securing $2.0 million in financing in December 2002 and that had been due and owing since that date. In addition, the Company paid Mr. Schaffer $60,000 representing the balance due Mr. Schaffer from an agreement entered into with the Company in June 2003 relative to a claim by Mr. Schaffer for indemnification.

      During the year ended September 30, 2005,, the Company paid to Measurable Software Corporation , a company owned and controlled by Waddy Stephenson, a director, $10,881 in fees for computer services and equipment.

13.   Subsequent Events

      On October 19, 2005, the Company issued 200,000 shares of its common stock in payment of accrued interest on the outstanding convertible debentures in the amount of $7,175 ($0.036 per share).

      On October 20, 2005, the Company entered into a one year agreement for services with Kaliber Management Corporation ("Kaliber") to assist the Company in seeking additional capital pursuant to which the Company issued to Kaliber 300,000 shares of its common stock and agreed to pay a finders' fees for corporate financings with entities introduced to the Company by Kaliber in the amount of 5% on the first $1.0 million in financing, 4% on amounts between $1.0 million and $2.0 million, 3% on amounts between $2.0 million and $3.0 million, 2% on amounts between $3.0 million and $4.0 million, and 1% on amounts over $4.0 million . The market value of the stock on the date granted was $0.08 per share for a total of $24,000 which will be charged to financial consulting fees.

      On October 25, 2005, the Company issued 150,000 shares of its common stock to each of the Company's four directors, a total of 600,000 shares, as compensation for services for the year ended September 30, 2005. The market value of the stock on the date granted was $0.10 per share for a total of $60,000 which was charged to director's compensation as of September 30, 2005.

      On November 23, 2005, the Company entered into a one year agreement for services with James Caplan, dba Market Maker's ("Market Maker's"), to assist the Company in investor relations, pursuant to which the Company agreed to pay $1,000 per month and issued to Market Maker's 100,000 shares of its common stock upon signing and further agreed to issue an additional 100,000 shares of its common stock after a ninety day evaluation period. The market value of the stock on the date granted was $0.21 per share for a total of $21,000 which will be charged to financial consulting fees.

      On December 30, 2005, the Company borrowed $50,000 from an individual and issued a Secured Promissory Note payable evidencing this indebtedness payable upon the earlier one year or the receipt of principal and/or fees from certain investments in contracts and loans receivable of the Company, which are also pledged as security for the note. Interest on this note is payable monthly at a rate of 9% per year.

14.   Going Concern

      The accompanying financial statements contemplate continuation of the Company as a going concern. The Company incurred net losses of $1,586,202 and $2,578,438 during the years ended September 30, 2005 and 2004, respectively. There was an accumulated deficit of $14,030,360 as of September 30, 2005 and total liabilities exceeded total assets by $4,871,616 as of September 30, 2005. The Company has discontinued its primary business activity, the Litigation Finance Business. The Company's current cash is not sufficient to sustain the Company's operations unless the Company is successful at collecting amounts due and owing on its existing investment in contracts and loan receivable portfolios and/or raising additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

Item 8B. Other Information

      Not applicable.

PART III

Item 9. Directors, and Executive Officers of the Registrant.

The following are the directors and officers as of December 31, 2005.

     Name                                Position                            Age
     ----                                --------                            ---
Michael Schaffer        Chairman of the Board, Chief Executive Officer       63
Lawrence Schaffer       Director, President,  Chief Financial Officer        37
Waddy Stephenson        Director, Secretary                                  45
William J Rappaglia     Director, Chief Operating Officer                    58

Michael A. Schaffer had served as Chairman of the Board and Chief Executive Officer of the Company from April 1994 to March 2002. Since 1975, Mr. Schaffer has been a private investor. In addition, Mr. Schaffer received a Bachelor of Arts degree from Hunter College and a Juris Doctorate from Brooklyn Law School. Mr. Schaffer was admitted to the practice of law in the State of New York in 1967 and practiced law through 1974. Mr. Schaffer is also a shareholder of the Company.

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

Effective May 20, 2005, Gordon Gregory resigned from his position as a Director.

Audit Committee Financial Expert

The Company's Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. In addition, no director on the Company's Board of Directors currently meets the definition of an "audit committee financial expert" within the meaning of Item 401(e) of Regulation SB. The Company is currently seeking candidates for outside directors and for a financial expert to serve on a separate audit committee when we establish one. Due to the Company's small size and limited resources, it has been difficult to recruit outside directors and financial experts, especially due to the fact that we do not have directors and officer's liability insurance to offer suitable candidates.

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

                                                Number of
                              Number of      transactions not      Number of
                             late reports    reported on time   failures to file
                             ------------    ----------------   ----------------
      Michael Schaffer            1                 -                  -
      Lawrence Schaffer           1                 -                  -
      Waddy Stephenson            1                 -                  -
      William J Rappaglia         1                 -                  -

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of reviewing a code of ethics with our attorneys and the independent board members and will adopt one upon completion of discussions.

Item 10. Executive Compensation

      The following Summary Compensation Table sets forth the compensation earned by the Company's Chief Executive Officer and the three other most highly compensated executive officers who were serving as such as of September 30, 2005 (collectively, the "Named Executive Officers").

                                Annual Compensation                     Long Term Compensation
                           -------------------------------     ---------------------------------------
                                                                                       Shares of
                                                                    Other             common stock
      Name                 Year     Salary       Bonus          Compensation        underlying options
      ----                 ----     ------       -----          ------------        ------------------
Michael Schaffer, CEO      2005     $61,750     $   -- (1)     $    15,000 (3)

Lawrence Schaffer, CFO     2005     $59,500     $   -- (2)     $    15,000 (3)

            (1)   Includes an auto allowance of $6,750.
            (2)   Includes an auto allowance of $4,500.
            (3) Represents 150,000 shares of common stock granted October 25, 2005 for services as a director for the year ended September 30, 2005.

Option Grants in Last Fiscal Year

      None

Aggregated Option Exercised in Last Fiscal Year and Year End Option Holdings

      None

Employment Agreements

As of September 30, 2005 there were no employment agreements with any current employees.

Compensation of Directors

On October 25, 2005, the Company issued 150,000 shares of its common stock to each of the Company's four directors, a total of 600,000 shares, as compensation for services for the year ended September 30, 2005. The market value of the stock on the date granted was $0.10 per share for a total of $60,000 which was charged to director's compensation as of September 30, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2005, with respect to beneficial ownership of the outstanding shares of common stock of the Registrant by the Registrant's directors, executive officers and each person known by the Registrant to own in excess of 5% of the outstanding shares of common stock of the Registrant, and the directors and executive officers as a group. Unless otherwise specified, the address of all listed persons is 5950 La Place Court, Suite 155, Carlsbad, CA 92008. Beneficial ownership is determined in accordance with the SEC Rule 13d-3 and generally includes shares over which the holder has voting or investment power, subject to community property laws. All shares of common stock obtainable upon conversion of securities or exercise of stock options or warrants (including those that are not currently exercisable but will become exercisable within 60 days hereafter) are considered to be beneficially owned by the person holding the options or warrants for computing that person's percentage, but are not treated as outstanding for computing the percentage of any other person. Unless otherwise specified, each person below has personal and sole beneficial ownership of the shares of common stock:

                                                                   Number of      Percentage of
          Name of Beneficial Owner                                  Shares          Ownership
      Michael Schaffer                                           (1) 1,806,015         5.01%
      Lawrence Schaffer                                          (2) 1,662,850         4.62%
      Waddy Stephenson                                           (3)   846,300         2.35%
      William Rapaglia                                           (4) 1,900,000         5.27%

      Directors and Executive Officers as a group (4 persons)        6,215,165        17.26%

      Canadian Commercial Workers Industry Pension Plan          (5) 4,520,833        12.55%
      125 Queens Plate Drive, Ste. 220
      Etobicoke,Ontario M9W 6V1

      Old CFI Inc                                                    2,620,000         7.27%
      C/O William Barnett Esquire
      15233 Ventura Boulevard, Suite 410
      Sherman Oaks, California 91403

      (1) - Includes 100,000 shares underlying options and 500,000 shares underlying warrants from private placement completed March 2005.

      (2) - Includes 100,000 shares underlying options and 375,000 shares underlying warrants from private placement completed March 2005.

      (3) - Includes a) 100,000 shares underlying options and; b) 296,300 shares and 250,000 shares underlying warrants owned indirectly through Measurable Software Corporation

      (4) - Includes a) 75,000 shares underlying warrants and; b) 750,000 shares and 750,000 shares underlying warrants owned indirectly through Cristobal Family Ltd Partnership of which Mr. Rapaglia is the General Partner.

      (5) - Includes 1,320,833 shares and 3,200,000 shares underlying warrants owned by I. F. Propco Holdings (Ontario) 32, Ltd., a wholly owned subsidiary of this entity.

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

Participating in the Offering were the following related parties:

                                                                                      Investment    Number of     Number of
             Name of Investor                         Relationship                      Amount        Shares      Warrants
             ----------------                         ------------                      ------        ------      --------
      William Rapaglia (1)                  Chief Operating Officer, Director          $  57,750       825,000      825,000

      Michael Schaffer                      CEO,Chariman of the Board of Directors        35,000       500,000      500,000

      Measurable Software Corporation       A company owned by Waddy Stephenson,
                                            a Director                                    17,500       250,000      250,000

      Lawrence Schaffer                     President, CFO, Director                      26,250       375,000      375,000
                                                                                       ---------     ---------    ---------
                                                                                       $ 136,500     1,950,000    1,950,000
                                                                                       =========     =========    =========

            (1) Includes 750,000 shares and 750,000 warrants acquired for $52,500 by the Cristobal Family Ltd Partnership of which Mr. Rapaglia is the General Partner.

In addition, during the year ended September 30, 2005,, Michael Schaffer, the Company's CEO and Chairman of the Board of Directors, received payment for $44,444 in finder's fees earned by Mr. Schaffer in conjunction with services provided in securing $2.0 million in financing in December 2002 and that had been due and owing since that date. In addition, the Company paid Mr. Schaffer $60,000 representing the balance due Mr. Schaffer from an agreement entered into with the Company in June 2003 relative to a claim by Mr. Schaffer for indemnification.

During the year ended September 30, 2005,, the Company paid to Measurable Software Corporation , a company owned and controlled by Waddy Stephenson, a director, $10,881 in fees for computer services and equipment.

Item 13. Exhibits and Reports

      (a) Exhibits. The exhibits listed on the attached Exhibit Index are filed as part of this report.

ITEM 14. Principal Accountant Fees and Services.

Kabani and Company, Inc. were our independent accountants for the years ended September 30, 2004 and September 30, 2005 and for the interim periods ended December 31, 2004, March 31, 2005, and June 30, 2005. Services provided to us by Kabani & Co. with respect to such periods consisted primarily of the audit of our financial statements and limited reviews of the Form 10-QSB Quarterly Reports for the interim periods included therein pursuant to Statement on Auditing Standards No. 100. Charges by Kabani & Co with respect to these matters aggregated approximately $67,500 for the year ended September 30, 2004 and for the interim periods ended December 31, 2004, March 31, 2005, and June 30, 2005. Kabani & Co has billed $3,500 for tax fees for the completion of US federal and state tax returns through the fiscal year ended September 30, 2004. Audit fees for the year ended September 30, 2005 and the interim periods ending December 31, 2005, March 31, 2006, and June 30, 2006 are anticipated to total $57,500 of which $15,000 has been billed through December 31, 2005 and $3,500 for tax services for the year ended September 30, 2005. The above-mentioned fees are set forth as follows in tabular form:

                                                 2005          2004
                                                 ----          ----
            Audit Fees                         $57,500       $65,500
            Audit Related Fees                     -0-       $ 2,000
            Tax Fees                             3,500       $ 3,500
            All Other Fees                         -0-           -0-

The Company's Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. There have been no non-audit services provided by our independent accountant in 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Case Financial, Inc.


Date: January 23, 2006             By: /S/ Michael Schaffer
                                       -----------------------------------------
                                       Michael Schaffer, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

        Signature                      Title(s)                   Date

/s/ Michael Schaffer            Chairman of the
--------------------------      Board of Directors,
Michael Schaffer                Chief Executive Officer      January 23, 2006


/s/ Lawrence Schaffer
--------------------------     Director, President,
Lawrence Schaffer              Chief Financial Officer       January 23, 2006


/s/ Waddy Stephenson
--------------------------
Waddy Stephenson               Director, Secretary           January 23, 2006

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

10.7* Employment Agreement between the Registrant and James Lewis dated August 15, 2002

10.8* Consent to Sublease Agreement and Sublease between Kody Pappadato as sublessor and the Registrant as sublessee dated June 21, 2002

10.9* Investment Banking Services Agreement between the Registrant and Mosaic Capital LLC dated November 12, 2001

10.10* $600,000 Promissory Note of Case Financial Inc. issued to Harvey Bibicoff dated May 24, 2002

10.11* Loan and Security Agreement for $500,000 secured loan to I.F. Propco Holdings 32 Ltd. dated March 8, 2004

10.12*  Release and Settlement Agreement with Eric Alden dated June 7, 2004

10.13* Lease for premises located at 5950 La Place Court, Suite 155, Carlsbad, CA 92008

21.1*   Subsidiaries of the Registrant

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32      Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002