Form 10QSB
period 2005-12-31
CASE FINANCIAL INC
filed 2006-03-06
CIK 1096841

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
                                       or
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27757

                               CASE FINANCIAL INC.
             (Exact Name of registrant as specified in its charter)


            DELAWARE                                         33-0529299
(State or other jurisdiction of                          (I.R.S.  Employer
 incorporation or organization)                        Identification Number)



5950 LA PLACE COURT, SUITE 155, CARLSBAD, CA                           92008
 (Address of principal executive offices)                            (Zip code)


                                  760-804-1449
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

NUMBER OF SHARES OF ISSUER'S COMMON STOCK OUTSTANDING AS OF JANUARY 31, 2006:
25,269,236

Transitional Small Business Disclosure Format (check one).  Yes |_| No |X|

Documents incorporated by reference: None.

                               CASE FINANCIAL INC.
                                TABLE OF CONTENTS
                               FORM 10-QSB REPORT
                                DECEMBER 31, 2005

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS
 Condensed Consolidated Balance Sheet as of December 31, 2005 (Unaudited) 1 Condensed Consolidated Statements of Income (Loss) for the Three
  Month Periods Ended December 31, 2005 and December 31, 2004 (Unaudited) 2 Condensed Consolidated Statements of Cash Flows for the Three
  Month Periods Ended December 31, 2005 and December 31, 2004 (Unaudited) 3 Notes to Interim Condensed Consolidated Financial Statements for the Three
  Month Periods Ended December 31, 2005 and 2004 (Unaudited)                   4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION            14

ITEM 3.  CONTROLS AND PROCEDURES                                              18

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                    19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          20
Item 3.  Defaults upon Senior Securities                                      21
Item 4.  Submission of Matters to Vote of Security Holders                    22
Item 5.  Other Information                                                    22
Item 6.  Exhibits                                                             22
Signatures                                                                    22

PART I - FINANCIAL INFORMATION
ITEM 1.  INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      CASE FINANCIAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   DECEMBER 31,
                                                                       2005
                                                                   ------------
ASSETS
Cash & cash equivalents                                            $      9,340
Cash - restricted                                                        25,427
Prepayments and deposits                                                  6,596
Equipment, at cost, net of accumulated depreciation of
    $17,404 at December 31, 2005                                          2,835
Assets from discontinued operations                                   1,999,471
                                                                   ------------
                TOTAL ASSETS                                       $  2,043,669
                                                                   ============

LIABILITIES AND STOCKHOLDERS'  (DEFICIENCY)
Accounts payable and accrued expenses                              $    344,969
Accrued interest                                                        798,718
Convertible debentures payable                                          275,837
Loans payable - related parties                                       3,501,300
Loans payable                                                           270,000
Liabilities from discontinued operations                              2,045,895
                                                                   ------------
                                                                      7,236,720

STOCKHOLDERS' (DEFICIENCY)
Common stock, par value $0.001 per share,
  100,000,000 shares authorized, 25,219,236 shares issued
   And outstanding at December 31, 2005                                  25,219
Paid-in-capital                                                       9,206,558
Accumulated deficit                                                 (14,424,828)
                                                                   ------------
                                                                     (5,193,051)
                TOTAL LIABILITIES AND                              ------------
                     STOCKHOLDERS' (DEFICIENCY)                    $  2,043,669
                                                                   ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements

                          CASE FINANCIAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               FOR THE THREE MONTH PERIODS ENDED DECEMBER 31, 2005 AND 2004
                                       (UNAUDITED)

                                                                 2005            2004
                                                             ------------    ------------
REVENUE                                                      $         --    $         --

OPERATING EXPENSES
      General and administrative                                  221,151         184,337
                                                             ------------    ------------
         TOTAL OPERATING EXPENSES                                 221,151         184,337
                                                             ------------    ------------
      LOSS FROM OPERATIONS                                       (221,151)       (184,337)

OTHER INCOME (EXPENSE)
      Interest income                                                 154             290
      Interest expense                                           (104,036)       (107,702)
      Non-cash finance expenses                                   (50,584)        (54,119)
                                                             ------------    ------------
         TOTAL OTHER INCOME (EXPENSE)                            (154,466)       (161,531)
                                                             ------------    ------------
NET LOSS FROM CONTINUING OPERATIONS                              (375,617)       (345,868)

LOSS FROM DISCONTINUED OPERATIONS                                 (18,851)        (33,442)
                                                             ------------    ------------
         NET LOSS                                            $   (394,468)   $   (379,310)
                                                             ============    ============
Net loss per common share -- basic and diluted:
      From continuing operations                             $      (0.02)   $      (0.02)
                                                             ============    ============
      From discontinued operations                           $      (0.00)   $      (0.00)
                                                             ============    ============
      Net Loss                                               $      (0.02)   $      (0.02)
                                                             ============    ============
      Weighted average number of common shares - basic and
      diluted                                                  24,567,485      17,019,236
                                                             ============    ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements

                                CASE FINANCIAL INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS PERIODS ENDED DECEMBER 31, 2005 AND 2004
                                             (UNAUDITED)
                                                                                 2005         2004
                                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(394,468)   $(379,310)

Loss from discontinued operations                                                18,851       33,442
                                                                              ---------    ---------
Loss from continuing operations                                                (375,617)    (345,868)
Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                                1,520        6,266
      Amortization of debt premium                                               66,128       18,957
      Amortization of warrants issued with debt                                  47,690       27,432
      Amortization of beneficial conversion feature of convertible
       debentures                                                                 2,391
      Common stock and options for compensation                                  45,000
     Changes in operating assets and liabilities
          (Increase) decrease in prepayments and other assets                      (375)         347
          Increase (decrease) in accounts payable and other liabilities         189,762       40,949
                                                                              ---------    ---------
             Net cash used in continuing operations                             (23,501)    (251,917)

             Net cash provided by (used in) discontinued operations             (28,773)      45,781
                                                                              ---------    ---------
             Net cash used by operating activities                              (52,275)    (206,137)
                                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Increase in restricted cash                                                 (427)          --
                                                                              ---------    ---------
             Net cash used in continuing operations                                (427)          --
             Net cash provided by discontinued operations                         6,375      590,840
                                                                              ---------    ---------
             Net cash provided by investing activities                            5,948      590,840
                                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from related party borrowings                                      41,300           --
                                                                              ---------    ---------
             Net cash provided by continuing operations                          41,300           --
             Net cash provided by (used in) discontinued operations                  --     (302,947)
                                                                              ---------    ---------
             Net cash provided by (used in)  financing activities                41,300     (302,947)
                                                                              ---------    ---------
NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                               (5,027)      81,756

CASH CASH EQUIVALENTS - BEGINNING OF PERIOD                                      14,367       33,383
                                                                              ---------    ---------
CASH CASH EQUIVALENTS - END OF PERIOD                                         $   9,340    $ 115,139
                                                                              =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the nine month period for:
     Interest                                                                 $      --    $     981
                                                                              =========    =========
     Income taxes                                                             $      --    $      25
                                                                              =========    =========

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                               NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (UNAUDITED)

1.    BACKGROUND AND BUSINESS ACTIVITIES

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

      By unanimous consent of the Board of Directors dated September 30, 2005, the Board of Directors approved a resolution declaring the Company shall discontinue further investment in its Litigation Finance Business other than the collection or other disposition of its existing loan and investment portfolio. The Board further discussed that it shall continue to actively seek new business opportunities for the Company.

      The Company has incurred recurring operating losses since its inception. As of December 31, 2005, the Company had an accumulated deficit of $14,424,828, a stockholders' deficiency of $5,193,051, and a net loss and negative cash flows from operating activities for the three months ended December 31, 2005 of $394,468 and $52,275, respectively, and has insufficient capital to fund all of its obligations. The Company has been unable to abide by the payment terms on all of its recourse loans payable and a demand for payment has been made by one note holder for $640,000 though the Company is disputing the validity of these obligations. The Company discontinued its Litigation Finance Business at September 30, 2005 and, as a result, the Company has no revenue-generating business operations currently or in the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of presentation:

      The accompanying financial statements include the accounts of Case Financial Inc. and its subsidiaries, Case Financial, LLC and Case Capital Corporation. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

      In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has determined that it complied with the provisions of SFAS No. 144 at December 31, 2005 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. Accordingly, the Company has accounted for its Litigation Finance Business as a discontinued operation at December 31, 2005, and has reclassified its consolidated financial statements as of December 31, 2004 to reflect such accounting treatment, and the assets and liabilities of the Litigation Finance Business have been classified accordingly.

      Interim Financial Information

      The interim consolidated financial statements of Case Financial Inc. and Subsidiaries (the "Company") are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three months ended December 31, 2005, are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. Accordingly, your attention is directed to footnote disclosures found in the September 30, 2005 Annual Report on Form 10KSB/A for the year ended September 30, 2005, and particularly to Note 2, which includes a summary of significant accounting policies.

      Principles of Consolidation

      All  inter-company  balances  and  transactions  have been  eliminated  in
      consolidation.   Corporate  administrative  costs  are  not  allocated  to
      subsidiaries.

      Impairment of Long-Lived Assets

      Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of December 31, 2005, management believes there was no impairment of the Company's long-lived assets.

      Cash-Restricted

      The Company has $25,427 in cash in a certificate of deposit as security for the Company's California state lender's license.

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations have been conducted in one industry segment.

      Reclassifications:

      Certain items in prior financial statements are reclassified to conform to the current presentation.

      Property and Equipment

      Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

      Depreciation is computed using accelerated methods based on the estimated useful lives of the assets, generally as follows:

                 Computer software                     3 years
                 Office furniture and fixtures       5-7 years
                 Equipment                             5 years

      Impact of New Accounting Standards

      In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FAS No. 3." SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe adoption of SFAS No. 154 will have a material impact on its financial position, results of operations or cash flows.

      Computation of Earnings per Share

      Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income
      (loss) per common share attributable to common stockholders assuming dilution is computed by dividing net income by the weighted average number of shares of common stock outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Potential common shares related to stock options and stock warrants are excluded from the computation when their effect is antidilutive.

3.    DISCONTINUED OPERATIONS

      The Company has discontinued further investment in its Litigation Finance Business other than the collection or other disposition of its existing loan and investment portfolio and accordingly has reclassified on its Consolidated Balance Sheet all assets and liabilities associated with the Litigation Finance Business as Assets and Liabilities from Discontinued Operations. Included in this reclassification is a 65.63% interest in secured notes issued by Case Financial Funding, Inc, a subsidiary of Old Case ("CFF"), acquired in February 2005 and valued at $287,000 as of the date acquired, that provide the holder with a secured interest in the proceeds of the outstanding cases of CFF as more fully described in Note 7
      - Convertible Debentures. All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Condensed Consolidated Statement of Operations as Loss from Discontinued Operations. Furthermore the Company has reclassified its consolidated financial statements as of December 31, 2004 to reflect such accounting treatment. A summary of the assets and liabilities so classified is as follows:

                                                                   DECEMBER 31,
                                                                       2005
                                                                   ------------
      DISCONTINUED ASSETS
        OPERATING
         Service fees receivable net of impairment
         allowance of $122,520                                     $         86
      INVESTING
         Investments in contracts, net of allowance for
         contract losses of $470,411                                  1,899,385
         Loans receivable, net of allowance for bad
         debts of $99,851                                               100,000
                                                                   ------------
                                                                      1,999,385
                                                                   ------------
                                                                      1,999,471
                                                                   ============
      DISCONTINUED LIABILITIES
        OPERATING
          Accounts payable                                         $    282,665
      FINANCING
          Non recourse loans payable - related parties (1)            1,484,681
          Non recourse loans payable  (2)                               278,549
                                                                   ------------
                                                                   $  2,045,895
                                                                   ============
      -----------
      (1) Notes to major stockholders, officers and directors collateralized by specifically identified investments in contracts, payable upon settlement of the related investments in contracts plus either 75% or 50% of the fee income earned thereon. Repayment of these notes is contingent upon recovery of the specifically identified investments in contracts.

      (2) Notes collateralized by specifically identified investments in contracts, payable upon settlement of the related investments in contracts plus either 75% or 50% of the fee income earned thereon. Repayment of these notes is contingent upon recovery of the specifically identified investments in contracts.

      Net revenues and expenses from discontinued operations are as follows:

                                                      THREE MONTH PERIOD ENDED
                                                     DECEMBER 31,  DECEMBER 31,
                                                     ------------  ------------
                                                         2005          2004
                                                     ------------  ------------
      Revenues                                       $      1,125  $     35,994
      Operating expenses                                   19,976        69,436
                                                     ------------  ------------
      Loss from discontinued operations              $    (18,851) $    (33,442)
                                                     ============  ============

4.    EQUIPMENT

      Equipment consisted of the following at December 31, 2005:

      Computer Software                              $      3,240
      Office furniture and fixtures                         3,077
      Office Equipment                                     13,922
                                                     ------------
                                                           20,239
      Less: Accumulated depreciation                       15,884
                                                     ------------
                                                     $      2,835
                                                     ============

5.    LOANS PAYABLE, RELATED PARTIES

      The related party debt consists of the following:
                                                                   December 31,
                                                                       2005
                                                                   ------------

        Note  payable  to major  stockholder,  uncollateralized,
        interest   payable  monthly  at  12.0%  per  annum,  due
        December 12, 2006 (1)                                      $  2,000,000

        Secured note payable,  major  shareholder,  secured by a
        lien on all  assets  of the  Company,  interest  payable
        monthly at 12.0% per annum,  due  September  8, 2004 (2)        500,000

        Note  payable,  unsecured,  payable  May 23,  2004  plus
        interest at 8% per annum. (3)                                   600,000

        Notes  payable,   uncollateralized,   interest   payable
        monthly  at 12.0% per  annum,  due  January  1, 2007 (4)        150,000

        Promissory  demand notes,  unsecured , interest  payable
        monthly at 12.0% per annum (5)                                  210,000

        Revolving demand loans-Officers (6)                              41,300
                                                                   ------------
                                                                      3,501,300
                                                                   ============

      ----------
      (1) This loan also included warrants to purchase 2,000,000 shares of the common stock of the Company at $0.50 per share and warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 per share that expire in four years. The value of the warrants, determined utilizing the Black Scholes option-pricing model, was recorded as a debt discount and amortized over the life loan. CCWIPP agreed to a deferral on interest payments and a suspension of any collection actions for defaults previously asserted under this note, including the failure to register the common shares underlying these warrants for resale, for a period of six months, commencing with the date of the interest payment that had been due for February 2004. In consideration of this deferral, the Company agreed to reduce the exercise price on the warrants to purchase 1,000,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. The value of the reduction in the exercise price of the warrants was determined to be $150,500 utilizing the Black Scholes option-pricing model and is being amortized as additional interest expense over the remaining life of the loan. The Company is in default on this loan and has been unable to resume interest subsequent to the expiration of this deferral in July 2004 and, as of December 31, 2005 accrued interest totaled $460,274. As a result of the loan being in default and therefore immediately due and payable, the Company has written off, as of December 31, 2005, $22,275 in deferred interest costs to non cash finance expenses and $51,563 of prepaid finders fees to general and administrative expenses related to the warrants issued in conjunction with this loan.

      (2) In March 2004, the Company entered into a $500,000 secured loan agreement with the CCWIPP. This loan was due and payable in a lump sum, inclusive of interest at the rate of 12% per annum, on or before the sooner of the date the Company had completed additional equity financings aggregating in excess of $3.0 million or September 8, 2004. The loan is secured by a lien on all assets of the Company. As additional consideration for this loan, the Company issued 1,000,000 shares of its common stock to the lender. The market value as of the date of the loan of the common stock issued has been amortized over the life of the loan resulting in a charge for year ended September 30, 2004 of $450,000 to non-cash finance expense. The Company is in default on this loan and, as of December 31, 2005 accrued interest totaled $108,833.

      (3) In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note for $600,000, which was due in May 2004, was to a former director and former interim CEO and CFO of the Company. On March 30, 2004, Mr. Bibicoff agreed to a six month deferral on interest payments commencing with the interest payment that had been due for March 2004 and a deferral of the principal payment to September 30, 2004. In addition, he agreed to a suspension of any collection actions for any prior defaults under this note. The second note, for $100,000, was to a relative of one of the Company's former CEO's. As of June 7, 2004, the Company entered into an agreement and mutual release with the former CEO which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 is investigating the adequacy of the consideration and the legal validity of the release. As a result of the foregoing, the Company has reclassified the $100,000 unsecured promissory note due May 2005 from Loans Payable-Related Parties to Loans Payable. The noteholder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on both of these notes due to non payment of interest (and principal, in the case of the $600,000 note) and, as of December 31, 2005, total accrued interest on the $600,000 totaled $100,000. The note holder of the $600,000 has filed suit against the Company for non payment (See Note 9; Contingencies)

      (4) Effective January 1, 2003, an accredited investor, which is now a related party through its affiliation with CCWIPP, converted an investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note issued by the Company. The principal amount of the promissory note was $150,000. As part of the conversion, the Company cancelled four year warrants to purchase 75,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase: (i) 150,000 shares of common stock at an exercise price of $0.50 and (ii) 75,000 shares of common stock at an exercise price of $0.80. The Company also agreed to register the common stock underlying the warrants for resale. On March 30, 2004, in conjunction with changes the Company implemented with respect to its senior management and its Board of Directors, the lender agreed to a deferral on interest payments under this note and a suspension of any collection actions for prior defaults under this note, commencing with the payment that had been due for January 2004 for a period of six months. In consideration of this deferral, the Company agreed to reduce the exercise price on warrants to purchase 75,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. All other terms of the warrants remain unchanged. The increase in the fair value of the foregoing warrants as a result of the reduction in the exercise price as well as the initial value are being amortized over the remaining life of the warrants and charged to non-cash finance expense. The Company is in default on this note and, as of December 31, 2005, accrued interest totaled $36,000. As a result of the loan being in default and therefore immediately due and payable, the Company has written off, as of December 31, 2005, $3,630 in deferred interest costs to non cash finance expenses related to the warrants issued in conjunction with this loan.

      (5) The Company had outstanding as of December 31, 2005 $210,000 in unsecured promissory demand notes, all to former directors. The holders of these demand notes agreed to a deferral on interest payments and the principal payment commencing with the interest payment due March 2004 for a period of six months. The Company is in default on all of these notes due to non payment of interest and, as of December 31, 2005, accrued interest totaled $47,462. The note holder of the $40,000 of these notes has filed suit against the Company for non payment (See Note 9; Contingencies)

      (6) During the three months ended December 31, 2005, the Company entered into revolving demand loan agreements with its Chief Executive Officer and Chief Financial Officer. Pursuant to the terms of these agreements, the Company may borrow, at the discretion of the lender, up to $50,000 from each officer payable on demand with interest at 8.0%. As of December 31, 2005, $18,800 was outstanding to the Company's Chief Executive Officer and $22,500 was outstanding to the Company's Chief Financial Officer. Accrued interest payable at December 31, 2005 totaled $355.

6.    LOANS PAYABLE, UNRELATED PARTIES

      The unrelated party debt consists of the following:

                                                                   December 31,
                                                                       2005
                                                                   ------------
        Note  payable   unsecured  payable  May  23,  2004  plus
        interest at 8% per annum. (1)                              $    100,000

        Notes  payable,   uncollateralized,   interest   payable
        monthly  at 12.0% per  annum,  due  January  1, 2007 (2)         50,000

        Promissory  demand notes,  unsecured , interest  payable
        monthly at 12.0% per annum (3)                                  120,000
                                                                   ------------
                                                                   $    270,000
                                                                   ============

      ----------
      (1) In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note for $600,000, which was due in May 2004, was to a director and former interim CEO and CFO of the Company. The second note, for $100,000, was to a relative of the Company's former CEO. As of June 7, 2004, the Company entered into an agreement and mutual release with the former CEO which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. As a result of the foregoing, the Company has reclassified the $100,000 unsecured promissory note due May 2005 from Loans Payable-Related Parties to Loans Payable. The noteholder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on this note due to non payment of interest and, as of December 31, 2005, accrued interest totaled $10,667.

      (2) The principal amount of this promissory note was $50,000. Effective January 1, 2003, the noteholder converted their investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note. As part of the conversion, the Company cancelled four year warrants to purchase 25,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase: (i) 50,000 shares of common stock at an exercise price of $0.50 and (ii) 25,000 shares of common stock at an exercise price of $0.80. The Company also agreed to register the common stock underlying the warrants for resale. The Company is in default on this note due to non payment of interest and, as of December 31, 2005, accrued interest totaled $9,000. As a result of the loan being in default and therefore immediately due and payable, the Company has written off, as of December 31, 2005, $1,210 in deferred interest costs to non cash finance expenses related to the warrants issued in conjunction with this loan.

      (3) The Company had outstanding as of December 31, 2005 $120,000 in unsecured promissory demand notes to the former CEO and a relative of the former CEO which bear interest at 12%. The Company is in default on these notes due to non payment of interest and, as of December 31, 2005, accrued interest totaled $28,599.

7.    CONVERTIBLE DEBENTURES

      On February 28, 2005, the Company purchased a 65.63% interest valued at $287,000 as of the date acquired based upon the pro rata collectible principal in the remaining case portfolio of Case Financial Funding, Inc, a subsidiary of Old Case ("CFF"), by acquiring 65.63% of the secured notes issued by CFF that provide the holder with secured interest in the proceeds of the outstanding cases of CFF. This investment has been reclassified as a discontinued asset. As consideration for this purchase, the Company issued a convertible debenture in the amount $287,000. The principal amount of the debenture is due and payable in full two years from the date of issue unless converted into common stock of the Company at a conversion price of $0.15 per share, a total of 1,913,333 shares. The Company has the right at anytime, after one year, to require conversion of the debenture into shares of common stock at $0.15 per share, provided that: the stock at anytime trades at $0.30 or higher for a consecutive period of 30 trading days. Interest is payable semi-annually at a rate of 5% per annum. The Company recorded the beneficial conversion feature associated with the convertible debentures in the amount of $19,133 representing the difference between the $0.15 per share exercise price of the conversion feature and the $0.16 per share market value of the
      Company's common stock on the date of the debenture. The $19,133 beneficial conversion is being amortized as additional interest over the two year term of the convertible debenture. On October 19, 2005, the Company issued 200,000 shares of its common stock in payment of accrued interest on the outstanding convertible debentures in the amount of $14,350 ($0.072 per share).

8.    COMMITMENTS

      The Company conducts its operations utilizing leased facilities under a non-cancelable operating lease agreement expiring on October 31, 2006. Future minimum lease commitments, excluding property taxes and insurance, are as follows:

                         Period ending September 30,

                         2006                        $     17,776
                         2007                               1,980
                                                     ------------
                         Total                       $     19,756
                                                     ============

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

      The Company was served with a complaint in February 2004 filed with the Los Angeles Superior Court, Northwest District, Case Number LC 067786, naming the Company and a former director of the Company Harvey Bibicoff, as co-defendants in a case against Old CFI claiming a breach of a promissory note by Old Case and asserting fraud seeking damages of $140,000 plus attorneys fees and punitive damages. The Company continues to defend this suit and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $140,000 as of December 31, 2005 for this potential claim.

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

10.   STOCKHOLDERS DEFICIENCY

      On October 19, 2005, the Company issued 200,000 shares of its common stock in payment of accrued interest on the outstanding convertible debentures in the amount of $14,350 ($0.072 per share).

      On October 20, 2005, the Company entered into a one year agreement for services with Kaliber Management Corporation ("Kaliber") to assist the Company in seeking additional capital pursuant to which the Company issued to Kaliber 300,000 shares of its common stock and agreed to pay a finders' fees for corporate financings with entities introduced to the Company by Kaliber in the amount of 5% on the first $1.0 million in financing, 4% on amounts between $1.0 million and $2.0 million, 3% on amounts between $2.0 million and $3.0 million, 2% on amounts between $3.0 million and $4.0 million, and 1% on amounts over $4.0 million . The market value of the stock on the date granted was $0.08 per share for a total of $24,000 was charged to financial consulting fees.

      On October 25, 2005, the Company issued 150,000 shares of its common stock to each of the Company's four directors, a total of 600,000 shares, as compensation for services for the year ended September 30, 2005. The market value of the stock on the date granted was $0.10 per share for a total of $60,000 which was charged to director's compensation as of September 30, 2005.

      On November 23, 2005, the Company entered into a one year agreement for services with James Caplan, dba Market Maker's ("Market Maker's"), to assist the Company in investor relations, pursuant to which the Company agreed to pay $1,000 per month and issued to Market Maker's 100,000 shares of its common stock upon signing and further agreed to issue an additional 100,000 shares of its common stock after a ninety day evaluation period. The market value of the stock on the date granted was $0.21 per share for a total of $21,000 was charged to financial consulting fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion contained herein is for the three months ended December 31, 2005 and 2004. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005. The following discussion contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as "anticipates", "expects", "intends", "plans", "believes", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in "Factors That May Affect Future Results" in the Company's Form 10KSB/A filed on January 23, 2006 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this

Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005 is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2005 and in the Company's other filings with the Securities and Exchange Commission.

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

OUR CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: discontinued operations, use of estimates and impairment of long-lived assets. These accounting policies are discussed in "ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" contained in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2005, as well as in the notes to the September 30, 2005 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at September 30, 2005.

RESULTS OF OPERATIONS

Discontinued Operations

All revenue and expenses applicable to our Litigation Finance Business have been reported as Loss from Discontinued Operations in Statement of Operations. The components of Loss from Discontinued Operations for the years ended December 31, 2005 and December 31, 2004 consist of the following

      Net revenues and expenses from discontinued operations are as follows:

                                                     DECEMBER 31,  DECEMBER 31,
                                                         2005          2004
                                                     ------------  ------------
      Revenues                                       $      1,125  $     35,994
      Operating expenses                                   19,976        69,436
                                                     ------------  ------------
      Loss from discontinued operations              $    (18,851) $    (33,442)
                                                     ============  ============

In the aggregate, our Loss from Discontinued Operations decreased by $14,591 or 44%, to $18,851. Revenues from the Litigation Finance Business decreased
$34,869, or 97%, in the three months ended December 31, 2005 over the three months ended December 31, 2004 as a result of having limited success in collecting the balances owed from the oldest and most problematic cases remaining on our portfolio from investments in prior years. Operation expenses in the Litigation Finance Business declined $49,460, or 71%, to $19,976 as a result of termination of the personnel related to the Litigation Finance Business during the year ended September 30, 2005 and downsizing of our operations.

General and Administrative Expenses

General and administrative expenses consist of costs not directly associated with our Litigation Finance Business. For the three months ended December 31, 2005, administrative expenses increased $36,814, or 20%, to $221,151. The increase is the result of reductions in rent expense of approximately $5,000, the elimination of our director and officer liability insurance premiums resulting in a saving of $20,000 and reductions in corporate legal expenses of $78,000 offset by the write-off of $51,563 in deferred costs associated with warrants issued as finders for a $2.0 million loan for which we have been in default and have therefore deemed the loan immediately due and payable as well as increases in directors fees of $24,000, consulting fees paid primarily with the issuance of our common stock of $45,000, general and administrative salaries of $18,000 and $3,000 in financial consulting and accounting expenses.

Interest Expense

Interest expense was $104,036 for the three months ended December 31, 2005 compared with $107,702 for the three months ended December 31, 2004, a decrease of $3,666, or 3%, primarily as a result of a lower interest rate on $287,000 in convertible debentures we issued on February 28, 2005 than the debt that was outstanding during the three months ended December 31, 2004.

Non-Cash Finance Expense

Non-cash finance expenses were $50,584 for the three months ended December 31, 2005, as compared with $54,119 during the three months ended December 31, 2004, a decrease of $3,535.

Non-cash finance expenses represent amortized costs of common stock, options and warrants granted in conjunction with financing transactions. In as much as the underlying notes associated with these deferred interest, specifically the $2.0 million and $150,000 notes payable to a related party (a major stockholder) and the $50,000 note payable to an unrelated party are in default and therefore deemed immediately due and payable, we have written off the balance of deferred interest totaling $27,115.

LIQUIDITY AND CAPITAL RESOURCES

In their report dated December 19, 2005 on the financial statements for the fiscal year ended September 30, 2005; our independent auditors expressed substantial doubt about our ability to continue as a going concern. We have discontinued our principal business, the Litigation Finance Business. We have incurred net losses of $ $1,586,202 and $2,578,438 during the years ended September 30, 2005 and 2004, respectively. There was an accumulated deficit of $14,030,360 as of September 30, 2005 and total liabilities exceeded total assets by $4,871,616 as of September 30, 2005. As of December 31, 2005, we had an accumulated deficit of $14,424,828, a stockholders' deficiency of $5,193,051, and a net loss and negative cash flows from operating activities for the three months ended December 31, 2005 of $394,468 and $52,275, respectively. Our current cash is not sufficient to sustain our operations unless we are successful at collecting amounts due and owing on our existing investment in contracts and loan receivable portfolios and/or raising additional capital. These conditions raise substantial doubt about our ability to continue as a going concern and our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

Our balance sheet at December 31, 2005 reflects cash of $9,340 compared to cash of $14,367 at September 30, 2005, a decrease of $5,027. Net cash used in operating activities was $52,275 for the three months ended December 31, 2005 compared to $206,137 for the three months ended December 31, 2004, a decrease in cash used in operating activities of $153,862. Net cash used in operating activities from continuing operations was $23,501 for the three months ended December 31, 2005 as compared to $251,917 for the three months ended December 31, 2004, a decrease $228,416. The decrease in cash used in continuing operations is the result of our increases in accounts payable and accrued expenses primarily as a result of our non payment of interest. Net cash used in operating activities for discontinued operations was $28,773 for the three months ended December 31, 2005 as compared to $45,781 of cash provided from operating activities of discontinued operations for the three months ended December 31, 2004, primarily the result of decreased collection of fees on our investments in contracts and loans receivable balances.

Investment Activities

Net cash provided by investing activities for the three months ended December 31, 2005 was $5,948 compared to net cash provided by investing activities of $590,840 for the three months ended December 31, 2004 a decrease of $584,856. This decrease is the result of our inability to collect on the remaining cases in our portfolio of cases in the discontinued Litigation Finance Business.

Financing Activities

Net cash provided by financing activities was $41,300 for the three months ended December 31, 2005 as compared to net cash used by finance activities of $302, 947 for the three months ended December 31, 2004 an increase of $344,247. Net cash provided by financing activities s for the three months ended December 31, 2005 consisted of officer loans and are classified as current operations. Net cash used in financing activities from discontinued operations was $302,947 for the three months ended December 31, 2004 as a result of repayments of third party non recourse loans from funding of cases that were settled and collected during the period.

We are in default on all of our recourse debt obligations and, although no formal demands for payment have been made by any of the lenders other than claims on a $600,000 and $40,000 note from a former officer and director who has commenced a legal proceeding for collection, there is no assurance that such demands will not be made in the future and that we will be able to resolve such demands.

PRINCIPAL COMMITMENTS

We conduct our operations utilizing leased facilities under a non-cancelable operating lease agreement expiring on October 31, 2006. Future minimum lease commitments, excluding property taxes and insurance, are as follows:

                        Period ending September 30,

                        2006                         $     17,776
                        2007                                1,980
                                                     ------------
                        Total                        $     19,756
                                                     ============

OFF-BALANCE SHEET ARRANGEMENTS

At December 31 2005, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES.

(a)   Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive officer and financial officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)   Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On November 9, 2005, the Company and L&M Specialties, Inc., a company controlled by the Chairman of the Board and Chief Executive Officer of the Company, filed suit in the U.S. District Court, Southern District of Florida, located in Miami, Florida, against Canadian Commercial Workers Industry Pension Plan, known as CCWIPP, a large debenture and shareholder of the Company, South Ocean Development Company, Ltd. (a subsidiary of CCWIPP), Allen & Company and certain individuals for breach of fiduciary duties, fraudulent inducement, breach of contract and declaratory judgment. The suit seeks damages against the defendants arising out of their conduct with respect to certain agreements to purchase a waterfront hotel property, overlooking a golf course and marina, including a gaming license, located on the island of New Providence, Bahamas.

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

The Company was served with a complaint in February 2004 filed with the Los Angeles Superior Court, Northwest District, Case Number LC 067786, naming the Company and a former director of the Company Harvey Bibicoff, as co-defendants in a case against Old CFI claiming a breach of a promissory note by Old Case and asserting fraud seeking damages of $140,000 plus attorneys fees and punitive damages. The Company continues to defend this suit and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $140,000 as of December 31, 2005 for this potential claim.

The Company is in default on all of its recourse debt obligations as described in Notes 5 and 6 and, although no formal demands for payment have been made by any of the lenders other than claims on the $600,000 and $40,000 noted as described above,, there is no assurance that such demand will not be made in the future and that the Company will be able to resolve such demands.

In addition to the foregoing, the Company has initiated several actions against attorneys who were the beneficiary of the company's litigation financing programs and who breached their agreements with the Company relative to such financing. The Company has fully reserved the amounts outstanding for these advances which have since been classified as assets from discontinued operations.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES.

On October 19, 2005, the Company issued 200,000 shares of its common stock in payment of accrued interest on the outstanding convertible debentures in the amount of $14,350 ($0.072 per share).

On October 20, 2005, the Company entered into a one year agreement for services with Kaliber Management Corporation ("Kaliber") to assist the Company in seeking additional capital pursuant to which the Company issued to Kaliber 300,000 shares of its common stock and agreed to pay a finders' fees for corporate financings with entities introduced to the Company by Kaliber in the amount of 5% on the first $1.0 million in financing, 4% on amounts between $1.0 million and $2.0 million, 3% on amounts between $2.0 million and $3.0 million, 2% on amounts between $3.0 million and $4.0 million, and 1% on amounts over $4.0 million . The market value of the stock on the date granted was $0.08 per share for a total of $24,000 was charged to financial consulting fees.

On October 25, 2005, the Company issued 150,000 shares of its common stock to each of the Company's four directors, a total of 600,000 shares, as compensation for services for the year ended September 30, 2005. The market value of the stock on the date granted was $0.10 per share for a total of $60,000 which was charged to director's compensation as of September 30, 2005.

On November 23, 2005, the Company entered into a one year agreement for services with James Caplan, dba Market Maker's ("Market Maker's"), to assist the Company in investor relations, pursuant to which the Company agreed to pay $1,000 per month and issued to Market Maker's 100,000 shares of its common stock upon signing and further agreed to issue an additional 100,000 shares of its common stock after a ninety day evaluation period. The market value of the stock on the date granted was $0.21 per share for a total of $21,000 was charged to financial consulting fees.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES.

As of December 31, 2005, the Company is in default on the following notes:

  1.    Note  payable  to major  stockholder,  uncollateralized,
        interest   payable  monthly  at  12.0%  per  annum,  due
        December  12,  2006.  The  Company is in default on this
        loan and,  as of  December  31,  2005  accrued  interest
        totaled $460,274.                                          $  2,000,000

  2.    Secured note payable,  major  shareholder,  secured by a
        lien on all  assets  of the  Company,  interest  payable
        monthly at 12.0% per annum,  due September 8, 2004.  The
        Company is in default on this loan and,  as of  December
        31, 2005 accrued interest totaled $108,833.                $    500,000

  3.    Note  payable,  unsecured,  payable  May 23,  2004  plus
        interest  at 8% per annum.  The Company is in default on
        this loan and, as of December 31, 2005 accrued  interest
        totaled $100,000. The note holder has filed suit against
        the Company for non payment.                               $    600,000

  4.    Notes  payable,   uncollateralized,   interest   payable
        monthly at 12.0% per annum,  due January 1,  2007,.  The
        Company is in default on this note and,  as of  December
        31, 2005, accrued interest totaled $36,000.                $    150,000

  5.    Promissory  demand notes,  unsecured , interest  payable
        monthly at 12.0% per annum. The Company is in default on
        all of these notes due to non  payment of interest  and,
        as  of  December  31,  2005,  accrued  interest  totaled
        $47,462.  The note  holder  of a $40,000  note  included
        herein  has  filed  suit  against  the  Company  for non
        payment.                                                   $    210,000

  6.    Note  payable   unsecured  payable  May  23,  2004  plus
        interest  at 8% per annum.  The Company is in default on
        this note due to non  payment  of  interest  and,  as of
        December 31, 2005,  accrued  interest  totaled  $10,667.   $    100,000

  7.    Note payable, uncollateralized, interest payable monthly
        at 12.0% per annum,  due January 1, 2007. The Company is
        in default on this note due to non  payment of  interest
        and, as of December 31, 2005,  accrued  interest totaled
        $9,000.                                                    $     50,000

  8.    Promissory  demand notes,  unsecured , interest  payable
        monthly at 12.0% per annum. The Company is in default on
        these notes due to non  payment of  interest  and, as of
        December 31, 2005,  accrued interest totaled $28,599.      $    120,000

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

The following documents are filed as part of this report:

EXHIBIT NO.

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.   Certification  Pursuant to Section 906 of the  Sarbanes-Oxley Act of
            2002


                                   SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CASE FINANCIAL, INC.


Dated: March 4, 2006                    /s/ Michael Schaffer
                                        ---------------------------------------
                                   By:  Michael Schaffer
                                   Its: Chief Executive Officer (Principal
                                        Executive Officer)


Dated: March 4, 2006                    /s/ Lawrence Schaffer
                                        ---------------------------------------
                                   By:  Lawrence Schaffer
                                   Its: Chief Financial Officer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)