Form 10QSB
period 2006-03-31
CASE FINANCIAL INC
filed 2006-05-22
CIK 1096841

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
                                       or
      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27757

                               CASE FINANCIAL INC.
             (Exact Name of registrant as specified in its charter)


                  DELAWARE                               33-0529299
              (State or other                        (I.R.S.  Employer
              jurisdiction of                          Identification
              incorporation or                             Number)
               organization)



  5950 La Place Court, Suite 155, Carlsbad, CA             92008
     (Address of principal executive offices)            (Zip code)


                                  760-804-1449
                           (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

           Number of shares of issuer's common stock outstanding as of
                           April 30, 2006: 23,569,236

Transitional Small Business Disclosure Format (check one). Yes [_] No [X]

Documents incorporated by reference: None.

                               CASE FINANCIAL INC.
                                TABLE OF CONTENTS
                               FORM 10-QSB REPORT
                                 March 31, 2006



PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item  1. Interim Consolidated Financial Statements
      Condensed Consolidated Balance Sheet as of March 31,
      2006 (Unaudited)                                                         1

      Condensed Consolidated Statements of Operations for
      the Three and Six Month Periods Ended March 31, 2006
      and March 31, 2005 (Unaudited)                                           2

      Condensed Consolidated Statements of Cash Flows for
      the Six Month Periods Ended March 31, 2006 and
      March 31, 2005 (Unaudited)                                               3

      Notes to Interim Condensed Consolidated Financial
      Statements for the Three and Six Month Periods Ended
      March 31, 2006 and March 31, 2005 (Unaudited)                            4

Item  2. Management's Discussion and Analysis or Plan of
      Operation                                                               16


Item  3. Controls and Procedures                                              19


PART  II - OTHER INFORMATION

Item  1. Legal Proceedings                                                    21

Item  2. Unregistered Sales of Equity Securities and Use of
      Proceeds                                                                22

Item  3. Defaults upon Senior Securities                                      22

Item  4. Submission of Matters to Vote of Security Holders                    23

Item  5. Other Information                                                    23

Item  6. Exhibits                                                             23

Signatures                                                                    24

PART  I - FINANCIAL INFORMATION
Item  1. Interim Condensed Consolidated Financial Statements (Unaudited)

                      CASE FINANCIAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                     March 31,
                                                                       2006
                                                                   ------------
ASSETS
Cash & cash equivalents                                            $     25,982

Cash - restricted                                                        25,427

Prepayments and deposits                                                  6,471

Equipment, at cost, net of accumulated depreciation of
    $17,404                                                               2,142

Assets from discontinued operations                                   1,971,026
                                                                   ------------

                TOTAL ASSETS                                       $  2,031,048
                                                                   ============

LIABILITIES AND STOCKHOLDERS'  DEFICIENCY
Accounts payable and accrued expenses                              $    377,543

Accrued interest                                                        234,678

Convertible debentures payable                                          278,228

Loans payable - related parties                                         918,800

Loans payable                                                           320,000

Liabilities from discontinued operations                              2,129,719
                                                                   ------------

                TOTAL LIABILITIES                                     4,258,968
                                                                   ------------

STOCKHOLDERS' DEFICIENCY
Common stock, par value $0.001 per share,
  100,000,000 shares authorized, 24,419,236 shares issued
  and outstanding                                                        24,419

Treasury stock, 1,000,000 shares at cost                               (240,000)

Paid-in-capital                                                       9,546,541

Accumulated deficit                                                 (11,558,881)
                                                                   ------------

                TOTAL STOCKHOLDERS'  DEFICIENCY                      (2,227,920)
                                                                   ------------
                TOTAL LIABILITIES AND
                     STOCKHOLDERS' DEFICIENCY                         2,031,048
                                                                   ============

 See accompanying notes to these unaudited consolidated financial statements

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    Three month periods ended       Six month periods ended
                                            March 31,                       March 31,
                                              2006            2005            2006            2005
                                      ------------    ------------    ------------    ------------
NET REVENUE                           $       --      $       --      $       --      $       --

OPERATING EXPENSES

    General and administrative             204,157         182,728         425,308         367,065
                                      ------------    ------------    ------------    ------------

    LOSS FROM OPERATIONS                  (204,157)       (182,728)       (425,308)       (367,065)

OTHER INCOME (EXPENSE)

    Interest income                             18              91             172             381

    Interest expense                      (115,528)        (99,632)       (219,563)       (207,334)

    Non-cash finance expenses              (16,074)        (53,784)        (66,658)       (107,903)

    Other income (loss)                       --             3,647            --             3,647
                                      ------------    ------------    ------------    ------------

       TOTAL OTHER INCOME
    (EXPENSE)                             (131,584)       (149,678)       (286,049)       (311,209)
                                      ------------    ------------    ------------    ------------
NET LOSS BEFORE DISCONTINUED
OPERATIONS AND EXTRAORDINARY ITEM         (335,740)       (332,406)       (711,357)       (678,274)

GAIN (LOSS) FROM DISCONTINUED
OPERATIONS                                   8,743         (23,175)        (10,107)        (56,617)
                                      ------------    ------------    ------------    ------------
    NET LOSS BEFORE
    EXTRAORDINARY ITEM                    (326,997)       (355,581)       (721,464)       (734,891)

    EXTRAORDINARY ITEM:
    Gain on forgiveness of debt          3,192,943            --         3,192,943            --
                                      ------------    ------------    ------------    ------------

       NET INCOME (LOSS)              $  2,865,946    $   (355,581)      2,471,479    $   (734,891)
                                      ============    ============    ============    ============

Net income (loss) per common
share -- basic and diluted:
    From continuing operations        $      (0.01)  $      (0.02)  $      (0.03)  $      (0.04)
                                      ============   ============   ============   ============
    From discontinued operations      $       0.00   $      (0.00)  $       0.00          (0.00)
                                      ============   ============   ============   ============
    From extraordinary item           $       0.13   $      (0.00)  $       0.13   $      (0.00)
                                      ============   ============   ============   ============
    Net income (loss)                 $       0.12   $      (0.02)  $       0.10   $      (0.04)
                                      ============   ============   ============   ============
    Weighted average number of
    common shares - basic and
    diluted                             24,758,064     16,188,629     24,817,862     16,128,629
                                      ============   ============   ============   ============


     Weighted average shares of dilutive securities has not been taken since the effect of dilutive securities is anti dilutive

   See accompanying notes to these unaudited consolidated financial statements


                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             Six months ended March 31,
                                                               2006              2005
                                                          ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                        $     2,471,479    $      (734,891)
Adjustments to reconcile net loss to net cash used in
operating activities:
      Gain on forgiveness of debt                             (3,192,943)              --
      Depreciation                                                 2,213             11,960
      Amortization of debt premium                                67,972             37,914
      Amortization of warrants issued with debt                   27,367             54,864
      Amortization of beneficial conversion feature of
          convertible debentures                                   4,782                797
      Common stock and options for compensation                   45,000               --
      Changes in operating assets and liabilities
          (Increase) decrease in prepayments
             and other assets                                       (250)            21,067
          Increase (decrease) in accounts payable and
             other liabilities                                   336,738            (21,407)
                                                         ---------------    ---------------
     Net cash used in continuing operations                     (237,642)          (629,696)
     Net cash provided by discontinued operations                108,721             89,674
                                                         ---------------    ---------------
     Net cash used by operating activities                      (128,921)          (540,022)
                                                         ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                          --               (2,881)
     Increase in restricted cash                                    (427)              --
                                                         ---------------    ---------------
     Net cash used in continuing operations                         (427)            (2,881)
     Net cash provided by discontinued operations                   --              757,098
                                                         ---------------    ---------------
     Net cash provided by (used in) investing
     activities                                                     (427)            54,217
                                                         ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock                                --              490,000
     Proceeds from related party borrowings                       89,423             70,850
     Proceeds from loans payable                                  51,540               --
     Repayments of borrowings                                       --               (1,476)
                                                          ---------------    ---------------
     Net cash provided by continuing operations                  140,963            559,374
     Net cash (used in) discontinued operations                     --             (563,153)
                                                          ---------------    ---------------
     Net cash provided by (used in) financing
     activities                                                  140,963             (3,779)
                                                         ---------------    ---------------
NET INCREASE IN CASH & CASH EQUIVELNTS                            11,615            210,416
CASH & CASH EQUIVELNTS - BEGINNING OF PERIOD                      14,367             33,383
                                                         ---------------    ---------------
CASH & CASH EQUIVELNTS - END OF PERIOD                   $        25,982    $       243,799
                                                         ===============    ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the nine month period for:
     Interest                                            $          --      $          --
                                                         ===============    ===============
     Income taxes                                        $          --      $         2,755
                                                         ===============    ===============
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES:

Common stock issued in payment of accrued interest                45,000    $          --
                                                         ===============    ===============
Common stock returned to treasury in settlement with
debt holders                                             $      (325,000)   $          --
                                                         ===============    ===============
Warrants issued in settlement with debt holders          $       405,000    $          --
                                                         ===============    ===============


                See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

   The Company has incurred recurring operating losses since its inception. As of March 31, 2006, the Company had an accumulated deficit of $11,558,881, a stockholders' deficiency of $2,227,920, and negative cash flows from operating activities for six months ended March 31, 2006 of $128,921 and has insufficient capital to fund all of its obligations. The Company has been unable to abide by the payment terms on all of its recourse loans payable and a demand for payment has been made by one note holder for $640,000 though the Company is disputing the validity of these obligations. The Company discontinued its Litigation Finance Business at September 30, 2005 and, as a result, the Company has no revenue-generating business operations currently or in the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

   The Company's management intends to continue efforts to collect the Company's existing portfolio of loans receivable and investments in contracts as well as settle the Company's outstanding obligations and minimize operating costs. In March 2006, the Company reached a settlement with its largest creditor and stockholder as more fully described in Note 4 - Settlement Forgiveness of Debt. The Company believes that its available current cash resources and anticipated collections will be adequate to fund its current limited level of operations through its fiscal year ended September 30, 2006. However, to the extent the Company's estimates and assumptions are inaccurate and/or the Company is unable to successfully collect the amounts due on its portfolio and settle outstanding obligations at reduced amounts, the Company may not have sufficient cash resources to fund its ongoing obligations. In such event, the Company may be required to seek other funding and/or consider a formal or informal restructuring or reorganization.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of presentation:


   Interim Financial Information

   The interim consolidated financial statements of Case Financial Inc. and Subsidiaries (the "Company") are condensed and do not include some of the information necessary to obtain a complete understanding of the financial data. Management believes that all adjustments necessary for a fair presentation of results have been included in the unaudited consolidated financial statements for the interim periods presented. Operating results for the three and six months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. Accordingly, your attention is directed to footnote disclosures found in the March 31, 2005 Annual Report on Form 10KSB/A for the year ended September 30, 2005, and particularly to Note 2, which includes a summary of significant accounting policies.

   Principles of Consolidation

   The accompanying financial statements include the accounts of Case Financial Inc. and its subsidiaries, Case Financial, LLC and Case Capital Corporation. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

   Impairment of Long-Lived Assets

   Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of March 31, 2006, management believes there was no impairment of the Company's long-lived assets.

   In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has determined that it complied with the provisions of SFAS No. 144 at March 31, 2006 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. Accordingly, the Company has accounted for its Litigation Finance Business as a discontinued operation at March 31, 2006, and has reclassified its consolidated financial statements as of March 31, 2005 to reflect such accounting treatment, and the assets and liabilities of the Litigation Finance Business have been classified accordingly.


   Cash-Restricted

   The Company has $25,427 in cash in a certificate of deposit as security for the Company's California state lender's license.

   Segment Reporting

   Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations have been conducted in one industry segment

   Reclassifications:

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

   Depreciation is computed using accelerated methods based on the estimated useful lives of the assets, generally as follows:

            Computer software                             3 years
            Office furniture and fixtures               5-7 years
            Equipment                                     5 years

   Impact of New Accounting Standards

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.    Permits  an  entity  to  choose   `Amortization   method'  or  Fair  value
      measurement method' for each class of separately recognized servicing assets and servicing liabilities:
4.    At  its  initial  adoption,   permits  a  one-time  reclassification  of
      available-for-sale  securities  to trading  securities  by entities with
      recognized   servicing   rights,   without  calling  into  question  the
      treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
5.    Requires   separate   presentation  of  servicing   assets  and  servicing
      liabilities  subsequently  measured  at fair  value  in the  statement  of
      financial   position  and  additional   disclosures   for  all  separately
      recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

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

3.    DISCONTINUED OPERATIONS

   The Company has discontinued further investment in its Litigation Finance Business other than the collection or other disposition of its existing loan and investment portfolio and accordingly has reclassified on its Consolidated Balance Sheet all assets and liabilities associated with the Litigation Finance Business as Assets and Liabilities from Discontinued Operations. Included in this reclassification is a 65.63% interest in secured notes issued by Case Financial Funding, Inc, a subsidiary of Old Case ("CFF"), acquired in February 2005 and valued at $287,000 as of the date acquired, that provide the holder with a secured interest in the proceeds of the outstanding cases of CFF as more fully described in Note 7 - Convertible Debentures. All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Condensed Consolidated Statement of Operations as Loss from Discontinued Operations. Furthermore the Company has reclassified its consolidated financial statements as of March 31, 2005 to reflect such accounting treatment. A summary of the assets and liabilities so classified is as follows:

                                                           March 31, 2006
                                                          ---------------
Discontinued Assets
  Operating
     Service fees receivable net of impairment
     allowance of $122,520                                $            86
                                                          ---------------
  Investing
     Investments in contracts, net of allowance
     for contract losses of $464,481                            1,870,940
     Loans receivable, net of allowance for bad
     debts of $99,851                                             100,000
                                                          ---------------
                                                                1,970,940
                                                          ---------------
                                                                1,971,026
                                                          ===============
Discontinued Liabilities
   Operating
       Accounts payable                                   $       366,489
   Financing
       Non recourse loans payable -
            related parties (1)                                 1,484,681
       Non recourse loans payable (2)                             278,549
                                                          ---------------
                                                          $     2,129,719
                                                          ===============

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

     Net revenues and expenses from discontinued operations are as follows:

                            Three months ended March 31,         Six months ended March 31,
                         ----------------------------------   ----------------------------------
                                 2006           2005           2006          2005
                         ----------------------------------   ----------------------------------
Revenues                 $        53,179   $         1,753    $        54,304    $        37,747


Operating expenses                44,436            24,928             64,411             94,364
                         ----------------------------------   ----------------------------------
Loss from discontinued
operations               $         8,743   $       (23,175)   $       (10,107)   $       (56,617)
                         ==================================   ==================================

4.    SETTLEMENT - FORGIVENESS OF DEBT

      On March 31, 2006 the Company reached a settlement agreement with the Canadian Commercial Workers Industry Pension Plan and several of its subsidiaries ("CCWIPP"). CCWIPP was the Company's largest secured creditor as well as a shareholder.

      This settlement agreement resolves the Company's outstanding loans to CCWIPP, the common stock of the Company held by CCWIPP and dismisses the litigation commenced by the Company with regard to business issues between the Company and CCWIPP.

      The key terms to this agreement are:

      o The Company and CCWIPP shall form an Operating Committee to oversee the collection of receivables due from advances made through the Company by both parties. This Operating Committee would be given the sole right and power to pursue collection on behalf of and for the benefit of both parties.

      o The net proceeds of moneys collected by the Operating Committee or moneys received from the derivative lawsuit filed against former officers and directors of the Company would be divided between the parties, 60% of the net proceeds due to CCWIPP and 40% of the net proceeds due to the Company. Once CCWIPP has recovered $4,000,000, this division would reverse with 60% of the net proceeds due to the Company and 40% of the net proceeds due to CCWIPP.

      o The cancellation of $2,500,000 in notes plus all accrued interest owed to CCWIPP by the Company.

      o     The dismissal of the lawsuit filed by the Company against CCWIPP.

      o The return of 1,000,000 shares of the Company's common stock to the Company treasury and the cancellation of 3,000,000 warrants to purchase the Company's common stock at an exercise price of $.50 that had been issued to CCWIPP.

      o The issuance of new warrants to CCWIPP to purchase up to 1,500,000 shares of the Company's common stock at an exercise price of $.25. These warrants expire on December 31, 2008.

   As a result of the foregoing, the Company recognized a gain on forgiveness of debt of $2,979,601 consisting of $2,500,000 in principal of debt forgiven, $644,601 of accrued interest on the foregoing principal through March 31, 2006, $240,000 representing the market value of the 1,000,000 shares of the Company's common stock returned at price per share of $0.24, the market value as of the date of the settlement agreement. The foregoing is offset by $405,000 representing the value, as determined using the Black-Scholes option pricing model, of the new warrants to CCWIPP to purchase up to 1,500,000 shares of the Company's common stock at an exercise price of $.25. These warrants expire on December 31, 2008.

   On October 5, 2005, the Company and a former director and a former Vice President of Underwriting, Secretary and director of the Company executed a Settlement and Release Agreement regarding a derivative lawsuit filed by CCWIPP pursuant to which; a) the former director would return to the Company for cancellation 750,000 shares of common stock owned or controlled by him and return and cancel two promissory notes of the Company totaling $100,000;
   b) the former Vice President of Underwriting, Secretary and director would return to the Company for cancellation 100,000 shares of common stock owned or controlled by him and repay in cash to the Company $15,160; c) both parties would be released from further action by the CCWIPP and the Company with respect to the claims made in the derivative lawsuit, and; d) both parties agree to waive any and all further claims against the Company and CCWIPP. The foregoing agreement was approved by the court in February 2006.

   As a result of the foregoing, the Company recognized a gain on forgiveness of debt of $213,342 consisting of $100,000 in principal of debt forgiven, $28,342 of accrued interest on the foregoing principal through February 2006 and $85,000 representing the market value of the 850,000 shares of the Company's common stock returned at price per share of $0.10 as of the date of the court approval of the settlement agreement.

5.    EQUIPMENT

      Equipment consisted of the following at March 31, 2006:

              Computer Software                        $    3,240
              Office furniture and
              fixtures                                      3,077
              Office Equipment                             13,922
                                                       ----------
                                                           20,239
              Less: Accumulated depreciation               18,097
                                                       ----------
                                                       $    2,142

6.    LOANS PAYABLE, RELATED PARTIES

      The related party debt consists of the following:

                                                             March 31,
                                                            ----------
                                                               2006
          Note payable, unsecured, payable May 23,
          2004 plus interest at 8% per annum. (3)           $  600,000

          Notes payable, uncollateralized, interest
          payable monthly at 12.0% per annum, due
          January 1, 2007 (4)                                  150,000

          Promissory demand notes, unsecured ,
          interest payable monthly at 12.0% per annum (5)      110,000

          Revolving demand loans-Officers (6)                   58,800
                                                            ----------
                                                            $  918,800
                                                            ==========


      (1) In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note for $600,000, which was due in May 2004, was to a former director and former interim CEO and CFO of the Company. On March 30, 2004, Mr. Bibicoff agreed to a six month deferral on interest payments commencing with the interest payment that had been due for March 2004 and a deferral of the principal payment to September 30, 2004. In addition, he agreed to a suspension of any collection actions for any prior defaults under this note. The second note, for $100,000, was to a relative of one of the Company's former CEO's. As of June 7, 2004, the Company entered into an agreement and mutual release with the former CEO which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. The new management, which assumed control as of October 7, 2004 is investigating the adequacy of the consideration and the legal validity of the release. As a result of the foregoing, the Company has reclassified the $100,000 unsecured promissory note due May 2005 from Loans Payable-Related Parties to Loans Payable. The note holder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on both of these notes due to non payment of interest (and principal, in the case of the $600,000 note) and, as of March 31, 2006, total accrued interest on the $600,000 totaled $112,000. The note holder of the $600,000 has filed suit against the Company for non payment (See Note 10; Contingencies) The Company accrued interest of $12,000 and $24,000 on the above note for the three months and six months ending March 31, 2006, respectively. The Company accrued interest of $12,000 and $24,000 on the above note for the three months and six months ending March 31, 2005, respectively.


      (2) Effective January 1, 2003, an accredited investor, which is now a related party through its affiliation with CCWIPP, converted an investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note issued by the Company. The principal amount of the promissory note was $150,000. As part of the conversion, the Company cancelled four year warrants to purchase 75,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase: (i) 150,000 shares of common stock at an exercise price of $0.50 and (ii) 75,000 shares of common stock at an exercise price of $0.80. The Company also agreed to register the common stock underlying the warrants for resale. On March 30, 2004, in conjunction with changes the Company implemented with respect to its senior management and its Board of Directors, the lender agreed to a deferral on interest payments under this note and a suspension of any collection actions for prior defaults under this note, commencing with the payment that had been due for January 2004 for a period of six months. In consideration of this deferral, the Company agreed to reduce the exercise price on warrants to purchase 75,000 shares of the common stock of the Company at $0.80 to a revised exercise price of $0.50 per share. All other terms of the warrants remain unchanged. The increase in the fair value of the foregoing warrants as a result of the reduction in the exercise price as well as the initial value are being amortized over the remaining life of the warrants and charged to non-cash finance expense. The Company is in default on this note and, as of March 31, 2006, accrued interest totaled $40,500. As a result of the loan being in default and therefore immediately due and payable, the Company has written off $3,630 in deferred interest costs to non cash finance expenses related to the warrants issued in conjunction with this loan. The Company accrued interest of $13,500 and $27,000 on the above note for the three months and six months ending March 31, 2006, respectively. The Company accrued interest of $13,500 and $27,000 on the above note for the three months and six months ending March 31, 2005, respectively.

      (3) The Company had outstanding as of March 31, 2006 $110,000 in unsecured promissory demand to a former directors. The holder of these demand notes agreed to a deferral on interest payments and the principal payment commencing with the interest payment due March 2004 for a period of six months. The Company is in default on all of these notes due to non payment of interest and, as of March 31, 2006, accrued interest totaled $24,420. The note holder of these notes has filed suit against the Company for non payment (See Note 10; Contingencies). The Company accrued interest of $3,629 and $7,258 on the above note for the three months and six months ending March 31, 2006, respectively. The Company accrued interest of $3,629 and $7,258 on the above note for the three months and six months ending March 31, 2005, respectively

      (4) During the three and six months ended March 31, 2006, the Company entered into revolving demand loan agreements with its Chief Executive Officer and Chief Financial Officer. Pursuant to the terms of these agreements, the Company may borrow, at the discretion of the lender, up to $50,000 from each officer payable on demand with interest at 8.0%. As of March 31, 2006, $25,300 was outstanding to the Company's Chief Executive Officer and $33,500 was outstanding to the Company's Chief Financial Officer. The Company accrued interest of $356 and $1,276 on the above notes for the three months and six months ending March 31, 2006, respectively.

7.    LOANS PAYABLE, UNRELATED PARTIES

      The unrelated party debt consists of the following:


                                                         March 31, 2006
                                                        ----------------
        Note payable unsecured payable May
        23, 2004 plus interest at 8% per
        annum. (1)                                      $        100,000
        Notes payable, uncollateralized,
        interest payable monthly at 12.0%
        per annum, due January 1, 2007 (2)                        50,000
        Promissory demand notes, unsecured ,
        interest payable monthly at 12.0%
        per annum (3)                                            120,000
        Secured note payable, interest at 9%
        due December 30, 2006                                     50,000
                                                        ----------------

                                                        $        320,000
                                                        ================

      (1) In May 2002 in conjunction with the acquisition of Case Financial LLC, the Company assumed $700,000 in unsecured promissory notes, bearing interest at 8%, which, at the time assumed were payable to two related-party stockholders. The first note for $600,000, which was due in May 2004, was to a director and former interim CEO and CFO of the Company. The second note, for $100,000, was to a relative of the Company's former CEO. As of June 7, 2004, the Company entered into an agreement and mutual release with the former CEO which included provisions for this former officer, director and shareholder to divest of the majority of his shares of the Company's common stock. As a result of the foregoing, the Company has reclassified the $100,000 unsecured promissory note due May 2005 from Loans Payable-Related Parties to Loans Payable. The noteholder has informed the Company that this $100,000 note was due May 2004. The Company is investigating this matter. The Company is in default on this note due to non payment of interest and, as of March 31, 2006, accrued interest totaled $12,667.

      (2) The principal amount of this promissory note was $50,000. Effective January 1, 2003, the noteholder converted their investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note. As part of the conversion, the Company cancelled four year warrants to purchase 25,000 shares of common stock at $0.60 per share, and issued four year warrants to purchase: (i) 50,000 shares of common stock at an exercise price of $0.50 and (ii) 25,000 shares of common stock at an exercise price of $0.80. The Company also agreed to register the common stock underlying the warrants for resale. The Company is in default on this note due to non payment of interest and, as of March 31, 2006, accrued interest totaled $10,500. As a result of the loan being in default and therefore immediately due and payable, the Company has written off, as of March 31, 2006, $1,210 in deferred interest costs to non cash finance expenses related to the warrants issued in conjunction with this loan.

      (3) The Company had outstanding as of March 31, 2006 $120,000 in unsecured promissory demand notes to the former CEO and a relative of the former CEO which bear interest at 12%. The Company is in default on these notes due to non payment of interest and, as of March 31, 2006, accrued interest totaled $32,599.

      (4) On December 30, 2005, the Company entered into a secured note payable due within one year. The note is secured by the proceeds of selected cases in the Company's portfolio and, upon receipt of proceeds from such cases, the principal due is accelerated. Interest is payable monthly at 9%. As additional consideration, the Company issued 50,000 shares of stock in January 2006 which was charged to interest at the market value of the commons stock issued which was $0.11 per share for a total of $5,500.

8.    CONVERTIBLE DEBENTURES

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

9.    COMMITMENTS

      The Company conducts its operations utilizing leased facilities under a non-cancelable operating lease agreement expiring on October 31, 2006. Future minimum lease commitments, excluding property taxes and insurance, are $13,816 through the end of the lease term.

10.   CONTINGENCIES

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

      On March 25, 2005 a derivative lawsuit was filed by a major stockholder and secured lender of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a former director alleging that these officers and directors had damaged the Company by (a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Management believes that the outcome of this case will not have a material impact on the financial condition of the Company. On October 5, 2005, Mr. Gregory, Mr. Pollock, and the Company executed a Settlement and Release Agreement regarding this action pursuant to which; a) Mr. Gregory would return to the Company for cancellation 750,000 shares of common stock owned or controlled by him and return and cancel two promissory notes of the Company totaling $100,000; b) Mr. Pollock would return to the Company for cancellation 100,000 shares of common stock owned or controlled by him and repay in cash to the Company $15,160; c) Mr. Pollock and Mr. Gregory would be released from further action by the majority stockholder and the Company with respect to the claims made in the derivative lawsuit, and; d) Mr. Pollock and Mr. Gregory agree to waive any and all further claims against the Company and the major stockholder. The foregoing agreement was approved by the Court of Chancery in the State of Delaware and was consummated in February 2006. Mr. Alden and Mr. Bibicoff remain as defendants in this action. Further, Mr. Alden filed a breach of contract action which has been stayed by the court pending outcome of the derivative action suit.

      The Company was served with a complaint in February 2004 filed with the Los Angeles Superior Court, Northwest District, Case Number LC 067786, naming the Company and a former director of the Company Harvey Bibicoff, as co-defendants in a case against Old CFI claiming a breach of a promissory note by Old Case and asserting fraud seeking damages of $140,000 plus attorneys fees and punitive damages. The Company continues to defend this suit and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $140,000 as of March 31, 2006 for this potential claim.

      The Company is in default on all of its recourse debt obligations as described in Notes 5 and 6 and, although no formal demands for payment have been made by any of the lenders other than claims on the $600,000 and $40,000 noted as described above,, there is no assurance that such demand will not be made in the future and that the Company will be able to resolve such demands.

      In addition to the foregoing, the Company has initiated several actions against attorneys who where the beneficiary of the companies litigation financing programs and who breached their agreements with the Company relative to such financing. The Company has fully reserved the amounts outstanding for these advances which have since been classified as assets from discontinued operations.

11.   STOCKHOLDERS DEFICIENCY

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

      On January 9, 2006, the Company issued 50,000 shares of common stock to the holder of the secured note payable in accordance with the terms of the secured note entered into on December 30, 2005 as additional interest expense. The common stock was valued at $0.11 per share resulting in charge to expense of $5,500.

12.   SUBSEQUENT EVENTS

      On April 5, 2006 in accordance with the terms of a secured note payable, the Company issued 50,000 shares of common stock to the noteholder. The market value of the stock on the date of issue was $0.31 per share which will result in a charge to interest of $15,500 which will be amortized through December 31, 2006, the remaining term of the note.

      On April 5, 2006 in accordance with the terms of a one year agreement for services, the Company issued 100,000 shares of common stock to the Market Maker's. The market value of the stock on the date of issue was $0.31 per share which will result in a charge to general and administrative expense of $31,000 which will be amortized through November 2006, the remaining term of the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and six months ended March 31, 2006 and 2005. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006. The following discussion contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as "anticipates", "expects", "intends", "plans", "believes", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in "Factors That May Affect Future Results" in the Company's Form 10KSB/A filed on January 23, 2006 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 and in the Company's other filings with the Securities and Exchange Commission.

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

We have reclassified on our Consolidated Balance Sheet all assets and liabilities associated with the Litigation Finance Business as Assets and Liabilities from Discontinued Operations. All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Consolidated Statement of Operations as Loss from Discontinued Operations. Furthermore, we have reclassified our prior period consolidated financial statements to reflect such accounting treatment.

We intend to continue our efforts to collect our existing portfolio of loans receivable and investments in contracts, settle our outstanding obligations resolve current litigation and minimize operating costs. In March 2006, we reached a settlement with our largest creditor and stockholder which resulted in the cancellation of $2,500,000 in outstanding and delinquent debt and had also reached a settlement regarding an additional $100,000 in outstanding debt in February 2006. We believe that our available current cash resources and anticipated collections will be adequate to fund our current limited level of operations through its fiscal year ended September 30, 2006. However, to the extent our estimates and assumptions are inaccurate and/or we are unable to successfully collect the amounts due on its portfolio and settle outstanding obligations at reduced amounts, we may not have sufficient cash resources to fund our ongoing obligations. In such event, we may be required to seek other funding and/or consider a formal or informal restructuring or reorganization. In the event we are successful in recovering cash from these resources in excess of our operating needs, we may utilize this cash to acquire new business opportunities.

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

Results of Operations

Discontinued Operations

All revenue and expenses applicable to our Litigation Finance Business have been reported as Loss from Discontinued Operations in Statement of Operations. The components of Loss from Discontinued Operations for the six months ended March 31, 2006 and March 31, 2005 consist of the following

   Net revenues and expenses from discontinued operations are as follows:

                          Three months ended March 31,       Six months ended March 31,
                          -----------------------------    ------------------------------
                               2006           2005             2006             2005
                          -------------   -------------    -------------    -------------
Revenues                  $      53,179   $       1,753    $      54,304    $      37,747

Operating expenses               44,436          24,928           64,411           94,364
                          -------------   -------------    -------------    -------------
Gain (loss) from
discontinued operations   $       8,743   $     (23,175)   $     (10,107)   $     (56,617)
                          =============   =============    =============    =============


For the six months ended March 31, 2006, our Loss from discontinued operations decreased by $46,510 or 82%, to $10,107. Revenues from the Litigation Finance Business increased $16,557, or 44%, over the six months ended March 31, 2005 as a result of having limited success in collecting the balances owed from the oldest and most problematic cases remaining on our portfolio from investments in prior years. Operation expenses in the Litigation Finance Business declined $29,953, or 32%, to $64,411 as a result of termination of the personnel related to the Litigation Finance Business during the year ended September 30, 2005 and downsizing of our operations. For the three months ended March 31, 2006, our loss from discontinued operations decreased by $31,918 and we recognized a gain from discontinued operations of $8,7432. Revenues from the Litigation Finance Business increased $51,426 from $1,753 for the three months ended March 31, 2005. Operation expenses in the Litigation Finance Business also increased $19,508, or 78%, to $44,436 as a result of additional legal costs incurred in conjunction with our improved collection activity.

General and Administrative Expenses

General and administrative expenses consist of costs not directly associated with our Litigation Finance Business. For the three and six months ended March 31, 2006, administrative expenses increased $21,429 and $58,243, or 12% and 16%, respectively, to $204,157 and $425,308 for the three and six months ended March 31, 2006, . The increase is the primarily the result of the accrual of salaries for our CEO and CFO beginning October 2005 offset by reductions in administrative travel costs.

Interest Expense

Interest expense was $115,928 for the three months ended March 31, 2006 compared with $99,632 for the three months ended March 31, 2005, an increase of $16,296, or 16%, primarily as a result of an interest charge in both cash and stock related to a $50,000 note payable obtained in January 2006 which resulted in additional interest for the three month period of $6,625 and the recognition of three months interest as opposed to one months interest on $287,000 in convertible debentures obtained February 2005. Fir the six months ended March 31, 2006, interest expense was $219,653 as compared to $207,334, an increase of $12,319 or 6% principally as a result of the same reasons cited in the foregoing.

Non-Cash Finance Expense

Non-cash finance expenses were $16,074 for the three months ended March 31, 2006, as compared with $53,784 during the three months ended March 31, 2005, a decrease of $37,710 or 70%. For the six months ended March 31, 2006 non-cash finance expenses were $66,658 as compared with $107,903 during the six months ended March 31, 2005, a decrease of $41,245 or 38%.

Non-cash finance expenses represent amortized costs of common stock, options and warrants granted in conjunction with financing transactions. In as much as the underlying notes associated with these deferred interest, specifically the $2.0 million and $150,000 notes payable to a related party (a major stockholder) and the $50,000 note payable to an unrelated party are in default and therefore deemed immediately due and payable, we have written off the balance of deferred interest totaling $27,115 as of December 31, 2005.


Liquidity and Capital Resources

In their report dated December 19, 2005 on the financial statements for the fiscal year ended September 30, 2005; our independent auditors expressed substantial doubt about our ability to continue as a going concern. We have discontinued our principal business, the Litigation Finance Business. We have incurred net losses of $ $1,586,202 and $2,578,438 during the years ended September 30, 2005 and 2004, respectively. There was an accumulated deficit of $14,030,360 as of September 30, 2005 and total liabilities exceeded total assets by $4,871,616 as of September 30, 2005. As of March 31, 2006, we had an accumulated deficit of $11,558,881, a stockholders' deficiency of $2,227,920 and negative cash flows from operating activities for the six months ended March 31, 2006 of $128,921. Our current cash is not sufficient to sustain our operations unless we are successful at collecting amounts due and owing on our existing investment in contracts and loan receivable portfolios and/or raising additional capital. These conditions raise substantial doubt about our ability to continue as a going concern and our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

Our balance sheet at March 31, 2006 reflects cash of $25,982 as compared to cash of $14,367 at September 30, 2005, an increase of $11,615. Net cash used in operating activities was $128,921 for the six months ended March 31, 2006 compared to $540,022 for the six months ended March 31, 2005, a decrease in cash used in operating activities of $411,101. Net cash used in operating activities from continuing operations was $237,642 for the six months ended March 31, 2006 as compared to $629,696 for the six months ended March 31, 2005, a decrease $392,054. The decrease in cash used in continuing operations is the result of our increases in accounts payable and accrued expenses primarily as a result of our non payment of interest and a decrease in operating costs. Net cash provided by operating activities from discontinued operations was $108,721 for the six months ended March 31, 2006 as compared to $39,674 for the six months ended March 31, 2005, primarily the result of decreased collection of fees on our investments in contracts and loans receivable balances.

Investment Activities

Net cash used in investing activities for the six months ended March 31, 2006 was $427 compared to net cash provided by investing activities of $54,217 for the six months ended March 31, 2005 a decrease of $754,644. This decrease is the result of our inability to collect on the remaining cases in our portfolio of cases in the discontinued Litigation Finance Business.

Financing Activities

Net cash provided by financing activities was $140,963 for the six months ended March 31, 2006 as compared to net cash used by finance activities of $3,779 for the six months ended March 31, 2005 an increase of $144,742. Net cash used in financing activities from discontinued operations was $563,153 for the six months ended March 31, 2005 as a result of repayments of third party non recourse loans from funding of cases that were settled and collected during the period.

We are in default on all of our recourse debt obligations and, although no formal demands for payment have been made by any of the lenders other than claims on a $600,000 and $40,000 note from a former officer and director who has commenced a legal proceeding for collection, there is no assurance that such demands will not be made in the future and that we will be able to resolve such demands.

Settlement - Forgiveness of Debt

On March 31, 2006 we reached a settlement agreement with the Canadian Commercial Workers Industry Pension Plan and several of its subsidiaries ("CCWIPP"). CCWIPP was our largest secured creditor as well as a shareholder.

This settlement agreement resolves our outstanding loans to CCWIPP, our common stock held by CCWIPP and dismisses the litigation commenced by us with regard to disputed business issues between us and CCWIPP.

The key terms to this agreement are:

o We shall form with CCWIPP an Operating Committee to oversee the collection of receivables due from advances made through us by both parties. This Operating Committee would be given the sole right and power to pursue collection on behalf of and for the benefit of both parties.

o The net proceeds of moneys collected by the Operating Committee or moneys received from the derivative lawsuit filed against our former officers and directors would be divided between the parties, 60% of the net proceeds due to CCWIPP and 40% of the net proceeds due to us. Once CCWIPP has recovered $4,000,000, this division would reverse with 60% of the net proceeds due to us and 40% of the net proceeds due to CCWIPP.

o The cancellation of $2,500,000 in notes plus all accrued interest owed to CCWIPP to us.

o     The dismissal of the lawsuit filed by us against CCWIPP.

o The return of 1,000,000 shares of our common stock and the cancellation of 3,000,000 warrants to purchase our common stock at an exercise price of $.50 that had been issued to CCWIPP.

o The issuance of new warrants to CCWIPP to purchase up to 1,500,000 shares of our common stock at an exercise price of $.25. These warrants expire on December 31, 2008.

As a result of the foregoing, we recognized a gain on forgiveness of debt of $2,979,601 consisting of $2,500,000 in principal of debt forgiven, $644,601 of accrued interest on the foregoing principal through March 31, 2006, $240,000 representing the market value of the 1,000,000 shares of our common stock returned at price per share of $0.24, the market value as of the date of the settlement agreement. The foregoing is offset by $405,000 representing the value, as determined using the Black-Scholes option pricing model, of the new warrants to CCWIPP to purchase up to 1,500,000 shares of our common stock at an exercise price of $.25. These warrants expire on December 31, 2008.

On October 5, 2005, we and a former director and a former Vice President of Underwriting, Secretary and director of the Company executed a Settlement and Release Agreement regarding a derivative lawsuit filed by CCWIPP pursuant to which; a) the former director would return to us for cancellation 750,000 shares of common stock owned or controlled by him and return and cancel two promissory notes to us totaling $100,000; b) the former Vice President of Underwriting, Secretary and director would return to us for cancellation 100,000 shares of common stock owned or controlled by him and repay in cash to us $15,160; c) both parties would be released from further action by the CCWIPP and us with respect to the claims made in the derivative lawsuit, and; d) both parties agree to waive any and all further claims against us and CCWIPP. The foregoing agreement was approved by the court in February 2006.

As a result of the foregoing, we recognized a gain on forgiveness of debt of $213,342 consisting of $100,000 in principal of debt forgiven, $28,342 of accrued interest on the foregoing principal through February 2006 and $85,000 representing the market value of the 850,000 shares of our common stock returned at price per share of $0.10 as of the date of the court approval of the settlement agreement.

Principal Commitments

We conduct our operations utilizing leased facilities under a non-cancelable operating lease agreement expiring on October 31, 2006. Future minimum lease commitments, excluding property taxes and insurance, are $13,816 through the end of the lease term.

Off-Balance Sheet Arrangements

At  March  31,  2006,  we  did  not  have  any   transactions,   obligations  or
relationships that could be considered off-balance sheet arrangements.

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

On March 25, 2005 a derivative lawsuit was filed by a major stockholder and secured lender of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a former director alleging that these officers and directors had damaged the Company by
(a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Management believes that the outcome of this case will not have a material impact on the financial condition of the Company. On October 5, 2005, Mr. Gregory, Mr. Pollock, and the Company executed a Settlement and Release Agreement regarding this action pursuant to which; a) Mr. Gregory would return to the Company for cancellation 750,000 shares of common stock owned or controlled by him and return and cancel two promissory notes of the Company totaling $100,000; b) Mr. Pollock would return to the Company for cancellation 100,000 shares of common stock owned or controlled by him and repay in cash to the Company $15,160; c) Mr. Pollock and Mr. Gregory would be released from further action by the majority stockholder and the Company with respect to the claims made in the derivative lawsuit, and; d) Mr. Pollock and Mr. Gregory agree to waive any and all further claims against the Company and the major stockholder. The foregoing agreement was approved by the Court of Chancery in the State of Delaware and was consummated in February 2006. Mr. Alden and Mr. Bibicoff remain as defendants in this action. Further, Mr. Alden filed a breach of contract action which has been stayed by the court pending outcome of the derivative action suit.

The Company was served with a complaint in February 2004 filed with the Los Angeles Superior Court, Northwest District, Case Number LC 067786, naming the Company and a former director of the Company Harvey Bibicoff, as co-defendants in a case against Old CFI claiming a breach of a promissory note by Old Case and asserting fraud seeking damages of $140,000 plus attorneys fees and punitive damages. The Company continues to defend this suit and believes the ultimate outcome will not have a material impact on the Company's financial condition. The Company has accrued $140,000 as of March 31, 2006 for this potential claim.

The Company is in default on all of its recourse debt obligations as described in Notes 5 and 6 and, although no formal demands for payment have been made by any of the lenders other than claims on the $600,000 and $40,000 noted as described above,, there is no assurance that such demand will not be made in the future and that the Company will be able to resolve such demands.

In addition to the foregoing, the Company has initiated several actions against attorneys who where the beneficiary of the companies litigation financing programs and who breached their agreements with the Company relative to such financing. The Company has fully reserved the amounts outstanding for these advances which have since been classified as assets from discontinued operations.

Item  2. Unregistered Sale of Equity Securities.

On October 19, 2005, the Company issued 200,000 shares of its common stock in payment of accrued interest on the outstanding convertible debentures in the amount of $7,175 ($0.072 per share).

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

On January 9, 2006, the Company issued 50,000 shares of common stock to the holder of the secured note payable in accordance with the terms of the secured note entered into on December 30, 2005 as additional interest expense. The common stock was valued at $0.11 per share resulting in charge to expense of $5,500.

Item  3. Defaults In Senior Securities.

As of March 31, 2006, the Company is in default on the following notes:

1.    Note  payable,  unsecured,  payable  May 23, 2004 plus
      interest at 8% per annum. The Company is in default on
      this loan and, as of March 31, 2006  accrued  interest
      totaled  $100,000.  The note  holder  has  filed  suit
      against the Company for non payment.                           $   600,000

2.    Notes  payable,  uncollateralized,   interest  payable
      monthly at 12.0% per annum,  due January 1, 2007,. The
      Company is in  default  on this note and,  as of March
      31, 2006, accrued interest totaled $36,000.                    $   150,000

3.    Promissory demand notes,  unsecured , interest payable
      monthly at 12.0% per annum.  The Company is in default
      on all of these  notes due to non  payment of interest
      and, as of March 31, 2006,  accrued  interest  totaled
      $47,462.  The note holder of a $40,000  note  included
      herein  has filed suit  against  the  Company  for non
      payment.                                                       $   110,000

4.    Note  payable  unsecured  payable  May 23,  2004  plus
      interest at 8% per annum. The Company is in default on
      this note due to non  payment of  interest  and, as of
      March 31, 2006,  accrued interest  totaled $10,667.            $   100,000

5.    Note  payable,   uncollateralized,   interest  payable
      monthly at 12.0% per annum,  due January 1, 2007.  The
      Company is in default on this note due to non  payment
      of  interest  and,  as  of  March  31,  2006,  accrued
      interest totaled $9,000.                                       $   50,000

6.    Promissory demand notes,  unsecured , interest payable
      monthly at 12.0% per annum.  The Company is in default
      on these notes due to non payment of interest  and, as
      of March 31, 2006, accrued interest totaled $28,599.           $   120,000


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

                                    CASE FINANCIAL, INC.


Dated: May 19, 2006                 /s/ Michael Schaffer
                                    ---------------------------------------
                                    By:  Michael Schaffer
                                    Its: Chief Executive Officer (Principal
                                    Executive Officer)


Dated: May 19, 2006                 /s/ Lawrence Schaffer
                                    -----------------------------------------
                                    By: Lawrence Schaffer
                                    Its: Chief Financial Officer (Principal
                                    Financial Officer and Principal
                                    Accounting Officer)