Form 10QSB
period 2006-06-30
CASE FINANCIAL INC
filed 2006-08-21
CIK 1096841

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
                                       or
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                                  760-804-1449
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

             Number of shares of issuer's common stock outstanding
                        as of June 30, 2006: 21,856,812

Transitional Small Business Disclosure Format (check one).  Yes [ ] No [X]

Documents incorporated by reference: None.

                              CASE FINANCIAL, INC.
                                TABLE OF CONTENTS
                               FORM 10-QSB REPORT
                                  June 30, 2006

PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
Item 1.  Interim Consolidated Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2006 (Unaudited)          1

Condensed Consolidated Statements of Income (Loss) for the Three and Nine
  Month Periods Ended June 30, 2006 and June 30, 2005 (Unaudited)             2

Condensed Consolidated Statements of Cash Flows for the Nine
  Month Periods Ended June 30, 2006 and June 30, 2005 (Unaudited)             3

Notes to Interim Condensed Consolidated Financial Statements for the Nine
  Month Period Ended June 30, 2006  (Unaudited)                               4

Item 2.  Management's Discussion and Analysis or Plan of Operation            8

Item 3.  Controls and Procedures                                             11

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                                   11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         12

Item 3.  Defaults upon Senior Securities                                     13

Item 4.  Submission of Matters to Vote of Security Holders                   14

Item 5.  Other Information                                                   14

Item 6.  Exhibits                                                            14

Signatures                                                                   14

PART I - FINANCIAL INFORMATION
Item 1.  Interim Condensed Consolidated Financial Statements (Unaudited)

                      CASE FINANCIAL INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                              June 30, 2006
                                                                              -------------
ASSETS
Cash & cash equivalents                                                       $       2,190
Cash - restricted                                                                    25,935
Prepayments and deposits                                                              6,336
Equipment, at cost, net of accumulated depreciation of $17,404                        2,142
Assets from discontinued operations                                               1,880,354
                                                                              -------------
                       TOTAL ASSETS                                           $   1,916,957
                                                                              =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable and accrued expenses                                         $     433,856
Accrued interest                                                                    265,936
Convertible debentures payable                                                      280,619
Loans payable - related parties                                                     923,800
Loans payable                                                                       320,000
Liabilities from discontinued operations                                          2,025,558
                                                                              -------------
                       TOTAL LIABILITIES                                          4,249,770
                                                                              -------------

STOCKHOLDERS' DEFICIENCY
Common stock, par value $0.001 per share,
  100,000,000 shares authorized, 34, 419,236 and 24,419,236 shares issued
  and outstanding                                                                    34,419
Treasury stock, 1,000,000 shares at cost                                           (240,000)
Paid-in-capital                                                                   9,560,224
Accumulated deficit                                                             (11,687,456)
                                                                              -------------
                       TOTAL STOCKHOLDERS' DEFICIENCY                            (2,332,813)
                                                                              -------------
                       TOTAL LIABILITIES AND
                            STOCKHOLDERS' DEFICIENCY                          $   1,916,957
                                                                              =============

  See accompanying notes to theses unaudited consolidated financial statements

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three month periods ended June 30,       Nine month periods ended June 30,
                                                    -----------------------------------     -----------------------------------
                                                          2006                 2005               2006                2005
                                                    ---------------     ---------------     ---------------     ---------------
NET REVENUE                                         $            --     $         7,125     $            --     $        82,543

OPERATING EXPENSES
      Provisions for losses on investments in
        contracts                                                                  (500)                                 33,524
      General and administrative                            113,932             141,251             539,240             602,681
                                                    ---------------     ---------------     ---------------     ---------------
      LOSS FROM OPERATIONS                                 (113,932)           (133,626)           (539,240)           (553,661)

OTHER INCOME (EXPENSE)
      Interest income                                            16                  36                 188                 417
      Interest expense                                      (32,384)           (107,502)           (251,947)           (314,836)
      Non-cash finance expenses                             (16,074)            (50,670)            (82,732)           (158,573)
      Other income (loss)                                     1,515                  --               1,515                  --
                                                    ---------------     ---------------     ---------------     ---------------

         TOTAL OTHER INCOME (EXPENSE)                       (46,927)           (158,136)           (332,976)           (472,993)
                                                    ---------------     ---------------     ---------------     ---------------
NET LOSS BEFORE DISCONTINUED OPERATIONS AND
EXTRAORDINARY ITEM                                         (160,858)           (291,762)           (872,215)         (1,026,654)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS                     31,393                  --              21,286                  --
                                                    ---------------     ---------------     ---------------     ---------------
      NET LOSS BEFORE EXTRAORDINARY ITEM                   (129,465)           (291,762)           (850,929)         (1,026,654)

      EXTRAORDINARY ITEM:
            Gain on forgiveness of debt                           0                  --           3,192,943                  --
                                                    ---------------     ---------------     ---------------     ---------------

         NET INCOME (LOSS)                          $      (129,465)    $      (291,762)    $     2,342,014     $    (1,026,654)
                                                    ===============     ===============     ===============     ===============

Net income (loss) per common share --
  basic and diluted:
      From continuing operations                    $         (0.01)    $         (0.02)    $         (0.03)    $         (0.05)
                                                    ===============     ===============     ===============     ===============
      From discontinued operations                  $          0.00     $         (0.00)    $          0.00     $         (0.00)
                                                    ===============     ===============     ===============     ===============
      From extraordinary item                       $          0.13     $         (0.00)    $          0.13     $         (0.00)
                                                    ===============     ===============     ===============     ===============
      Net income (loss)                             $          0.12     $         (0.02)    $          0.10     $         (0.05)
                                                    ===============     ===============     ===============     ===============
      Weighted average number of common shares -
      basic and diluted                                  24,758,064          17,250,005          24,817,862          18,854,371
                                                    ===============     ===============     ===============     ===============

  Weighted average shares of dilutive securities has not been taken since the effect of dilutive securities is anti dilutive

  See accompanying notes to theses unaudited consolidated financial statements

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Nine months ended June 30,
                                                                                        2006               2005
                                                                                  --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss before extra ordinary item - forgiveness of debt, 2006 and
  Net loss, 2005                                                                  $     (850,929)     $   (1,026,654)

Adjustments to reconcile net loss to net cash used in operating activities:

      Gain on forgiveness of debt                                                      3,192,943                  --

      Depreciation                                                                         2,213              16,542

      Provisions for losses on investments in contract                                                        33,524

      Amortization of debt premium                                                             0              50,563

      Amortization of warrants issued with debt                                                0              82,300

      Amortization of beneficial conversion feature of convertible debentures              7,173               3,188
      Common stock and options for compensation                                                0                  --
      Changes in operating assets and liabilities

          (Increase) decrease in prepayments and other assets                             67,857              49,076
          Increase (decrease) in accrued interest                                       (443,097)
          Increase (decrease) in accounts payable and other liabilities                  175,504             108,817
                                                                                  --------------      --------------
             Net cash used in continuing operations                                    2,151,664            (682,641)

             Net cash used by discontinued operations                                    (30,260)                 --
                                                                                  --------------      --------------
             Net cash used by operating activities                                     2,121,404            (682,641)
                                                                                  --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchase of equipment                                                                 --              (2,881)
        Increase in restricted cash                                                         (935)                 --
                                                                                  --------------      --------------
             Net cash used in continuing operations                                         (935)             (2,881)
             Investment in contracts  -- collections                                                         156,026
             Decrease in loans receivable - collections                                                      603,567

             Net cash provided by continued operations                                         0             756,712
                                                                                  --------------      --------------
             Net cash provided by discontinued operations                                125,492
                                                                                  --------------
             Net cash provided by (used in) investing activities                         124,557             756,712
                                                                                  --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of stock, net                                                435,899             490,000
     Treasury stock purchased                                                           (240,000)
                                                                                  --------------
     Reduction in related party borrowings                                            (2,505,577)             70,637
                                                                                  --------------
     Repayment of borrowings from related party borrowings                                                  (560,216)
     Proceeds from loans payable                                                          51,540                  --
                                                                                  --------------
     Repayments of borrowings                                                                 --              (2,216)
                                                                                  --------------      --------------
             Net cash provided by continuing operations                               (2,258,138)             (1,795)
                                                                                                      --------------
             Net cash (used in) discontinued operations                                       --                  --
                                                                                  --------------      --------------
             Net cash provided by (used in) financing activities                      (2,258,138)             (1,795)
                                                                                                      --------------
NET INCREASE IN CASH & CASH EQUIVALELNTS                                                 (12,177)             72,276

CASH & CASH EQUIVELNTS - BEGINNING OF PERIOD                                              14,367              33,383
                                                                                  --------------      --------------
CASH & CASH EQUIVELNTS - END OF PERIOD                                            $        2,190      $      105,659
                                                                                  ==============      ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the nine month period for:
     Interest                                                                     $       32,384      $        1,226
                                                                                  ==============      ==============
     Income taxes                                                                 $            0      $        4,980
                                                                                  ==============      ==============
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued in payment of accrued interest                                $       45,000      $           --
                                                                                  ==============      ==============
Common stock returned to treasury in settlement with debt holders                 $   (1,000,000)     $           --
                                                                                  ==============      ==============
Warrants issued in settlement with debt holders                                   $      505,000      $           --
                                                                                  ==============      ==============

          See accompanying notes to consolidated financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE 1 -   CONDENSED FINANCIAL STATEMENTS

The accompanying June 30, 2006 financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2006 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2005 audited financial statements. The results of operations for periods ended June 30, 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management intention to seek additional operating funds through operations, and debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3 - SIGNIFICANT EVENTS

The Company has discontinued further investment in its Litigation Finance Business other than the collection or other disposition of its existing loan and investment portfolio and accordingly has reclassified on its Consolidated Balance Sheet all assets and liabilities associated with the Litigation Finance Business as Assets and Liabilities from Discontinued Operations. Included in this reclassification is a 65.63% interest in secured notes issued by Case Financial Funding, Inc, a subsidiary of Old Case ("CFF"), acquired in February 2005 and valued at $287,000 as of the date acquired, that provide the holder with a secured interest in the proceeds of the outstanding cases of CFF as more fully described in Note 7 - Convertible Debentures. All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Condensed Consolidated Statement of Operations as Loss from Discontinued Operations. Furthermore the Company has reclassified its consolidated financial statements as of June 30, 2006 to reflect such accounting treatment.

On March 25, 2005 a derivative lawsuit was filed by a major stockholder and secured lender of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a former director alleging that these officers and directors had damaged the Company by
(a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Management believes that the outcome of this case will not have a material impact on the financial condition of the Company. On October 5, 2005, Mr. Gregory, Mr. Pollock, and the Company executed a Settlement and Release Agreement regarding this action pursuant to which; a) Mr. Gregory would return to the Company for cancellation 750,000 shares of common stock owned or controlled by him and return and cancel two promissory notes of the Company totaling $100,000; b) Mr. Pollock would return to the Company for cancellation 100,000 shares of common stock owned or controlled by him and repay in cash to the Company $15,160; C) Mr. Pollock and Mr. Gregory would be released from further action by the majority stockholder and the Company with respect to the claims made in the derivative lawsuit, and; d) Mr. Pollock and Mr. Gregory agree to waive any and all further claims against the Company and the major stockholder. The foregoing agreement was approved by the Court of Chancery in the State of Delaware and was consummated in February 2006. Mr. Alden and Mr. Bibicoff remain as defendants in this action. Further, Mr. Alden filed a breach of contract action, which has been stayed, by the court pending outcome of the derivative action suit. Additionally, on April 19, 2006 Mr. Alden filed a wrongful termination action, which the Company has filed a motion to stay pending the outcome of the derivative action suit.

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

On June 2, 2006, a suit was filed against the Company by a relative of Eric Alden a former CEO and director of the Company in the Superior Court of the State of California, Case Number BC 347120, demanding payment on a promissory note in the amount of $100,000 as well as repayment of three advances made to attorneys by the Company on the plaintiff's behalf. The Company does not believe that the outcome of this case will have a material effect on the financial condition of the Company.

On June 12, 2006 the Company entered into a settlement agreement with certain creditors of Old Case Inc. Under the terms of the settlement agreement, those creditors returned to the Company an aggregate of 1,812,424 common shares of the Company's common stock and assigned their interest in Old Case Inc. to the Company. This settlement agreement specifically releases each of the named creditors from any and all claims against them by the Company and indemnifies those creditors against any and all cross claims by former Old Case creditors, officers, and directors.

On June 23, 2006, a suit was filed against the Company by a relative of Eric Alden a former CEO and director of the Company in the Superior Court of the State of California, Case Number BC 347120, demanding repayment of two advances made to attorneys by the Company on the plaintiff's behalf. The Company does not believe that the outcome of this case will have a material effect on the financial condition of the Company.

In addition to the foregoing, the Company has initiated several actions against attorneys who where the beneficiary of the companies litigation financing programs and who breached their agreements with the Company relative to such financing. The Company has fully reserved the amounts outstanding for these advances, which have since been classified as assets from discontinued operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion contained herein is for the three and nine months ended June 30, 2006 and 2005. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006. The following discussion contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as "anticipates", "expects", "intends", "plans", "believes", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in "Factors That May Affect Future Results" in the Company's Form 10KSB/A filed on January 23, 2006 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 and in the Company's other filings with the Securities and Exchange Commission.

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

We intend to continue our efforts to collect our existing portfolio of loans receivable and investments in contracts, settle our outstanding obligations resolve current litigation and minimize operating costs. In March 2006, we reached a settlement with our largest creditor and stockholder, which resulted in the cancellation of $2,500,000 in outstanding and delinquent debt and had also reached a settlement regarding an additional $100,000 in outstanding debt in February 2006. We believe that our available current cash resources and anticipated collections will be adequate to fund our current limited level of operations through its fiscal year ended September 30, 2006. However, to the extent our estimates and assumptions are inaccurate and/or we are unable to successfully collect the amounts due on its portfolio and settle outstanding obligations at reduced amounts, we may not have sufficient cash resources to fund our ongoing obligations. In such event, we may be required to seek other funding and/or consider a formal or informal restructuring or reorganization. In the event we are successful in recovering cash from these resources in excess of our operating needs, we may utilize this cash to acquire new business opportunities.

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

General and Administrative Expenses

General and administrative expenses consist of costs not directly associated with our Litigation Finance Business. For the three and nine months ended June 30, 2006, administrative expenses decreased by $27,319 and $63,441, or 19 % and 11 %, respectively, to $113,932 and $539,240 for the three and nine months ended June 30, 2006.

Interest Expense

Interest expense was $32,384 for the three months ended June 30, 2006 compared with $107,502 for the three months ended June 30, 2005, a decrease of $75,118. Interest expense was $ 251,947 for the nine months ended June 30, 2006 compared with $314,836 for the nine months ended June 30, 2005, a decrease of $ 62,889.

Non-Cash Finance Expense

Non-cash finance expenses were $16,074 for the three months ended June 30, 2006, as compared with $50,670 during the three months ended June 30, 2005, a decrease of $34,596. Non-cash finance expenses were $82,732 for the nine months ended June 30, 2006, as compared with $ 158,573 during the nine months ended June 30, 2005, a decrease of $ 75,841.

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

Liquidity and Capital Resources

In their report dated December 19, 2005 on the financial statements for the fiscal year ended September 30, 2005; our independent auditors expressed substantial doubt about our ability to continue as a going concern. We have discontinued our principal business, the Litigation Finance Business. We have incurred net losses of $ $1,586,202 and $2,578,438 during the years ended September 30, 2005 and 2004, respectively. There was an accumulated deficit of $14,030,360 as of September 30, 2005 and total liabilities exceeded total assets by $4,871,616 as of September 30, 2005. As of June 30, 2006, we had an accumulated deficit of $11,687,456, a stockholders' deficiency of $2,332,813, and a net loss and negative cash flows from operating activities for the three and nine-months ended June 30, 2006 of $129,465 and $ 539,240, respectively. Our current cash is not sufficient to sustain our operations unless we are successful at collecting amounts due and owing on our existing investment in contracts and loan receivable portfolios and/or raising additional capital. These conditions raise substantial doubt about our ability to continue as a going concern and our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

Our balance sheet at June 30, 2006 reflects cash of $2,190 compared to cash of $14,367 at September 30, 2005, a decrease of $12,177. Net cash used in operating activities was $52,275 for the three months ended June 30, 2006 compared to $544,177 for the three months ended June 30, 2005, a decrease in cash used in operating activities of $153,862. The decrease in cash used in continuing operations is the result of our increases in accounts payable and accrued expenses primarily as a result of our non payment of interest.

Investment Activities

Net cash provided by investing activities for the three months ended June 30, 2006 was $5,948 compared to net cash provided by investing activities of $590,840 for the three months ended June 30, 2006 a decrease of $584,856. This decrease is the result of our inability to collect on the remaining cases in our portfolio of cases in the discontinued Litigation Finance Business.

Financing Activities

Net cash provided by financing activities was $41,300 for the three months ended June 30, 2006 as compared to net cash used by finance activities of $302,947 for the three months ended June 30, 2005 an increase of $344,247. Net cash provided by financing activities for the three months ended June 30, 2006 consisted of officer loans and are classified as current operations. Net cash used in financing activities from discontinued operations was $302,947 for the three months ended June 30, 2005 as a result of repayments of third party non-recourse loans from funding of cases that were settled and collected during the period.

Principal Commitments

We conduct our operations utilizing leased facilities under a non-cancelable operating lease agreement expiring on October 31, 2006. Future minimum lease commitments, excluding property taxes and insurance, are $13,816 through the end of the lease term.

Off-Balance Sheet Arrangements

At June 30, 2006, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

On March 25, 2005 a derivative lawsuit was filed by a major stockholder and secured lender of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a former director alleging that these officers and directors had damaged the Company by
(a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Management believes that the outcome of this case will not have a material impact on the financial condition of the Company. On October 5, 2005, Mr. Gregory, Mr. Pollock, and the Company executed a Settlement and Release Agreement regarding this action pursuant to which; a) Mr. Gregory would return to the Company for cancellation 750,000 shares of common stock owned or controlled by him and return and cancel two promissory notes of the Company totaling $100,000; b) Mr. Pollock would return to the Company for cancellation 100,000 shares of common stock owned or controlled by him and repay in cash to the Company $15,160; c) Mr. Pollock and Mr. Gregory would be released from further action by the majority stockholder and the Company with respect to the claims made in the derivative lawsuit, and; d) Mr. Pollock and Mr. Gregory agree to waive any and all further claims against the Company and the major stockholder. The foregoing agreement was approved by the Court of Chancery in the State of Delaware and was consummated in February 2006. Mr. Alden and Mr. Bibicoff remain as defendants in this action. Further, Mr. Alden filed a breach of contract action, which has been stayed, by the court pending outcome of the derivative action suit. Additionally, on April 19, 2006 Mr. Alden filed a wrongful termination action, which the Company has filed a motion to stay pending the outcome of the derivative action suit.

On June 2, 2006, a suit was filed against the Company by a relative of Eric Alden a former CEO and director of the Company in the Superior Court of the State of California, Case Number BC 347120, demanding payment on a promissory note in the amount of $100,000 as well as repayment of three advances made to attorneys by the Company on the plaintiff's behalf. The Company does not believe that the outcome of this case will have a material effect on the financial condition of the Company.

On June 23, 2006, a suit was filed against the Company by a relative of Eric Alden a former CEO and director of the Company in the Superior Court of the State of California, Case Number BC 347120, demanding repayment of two advances made to attorneys by the Company on the plaintiff's behalf. The Company does not believe that the outcome of this case will have a material effect on the financial condition of the Company.

In addition to the foregoing, the Company has initiated several actions against attorneys who where the beneficiary of the companies litigation financing programs and who breached their agreements with the Company relative to such financing. The Company has fully reserved the amounts outstanding for these advances, which have since been classified as assets from discontinued operations.

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

On October 25, 2005, the Company issued 150,000 shares of its common stock to each of the Company's four directors, a total of 600,000 shares, as compensation for services for the year ended September 30, 2005. The market value of the stock on the date granted was $0.10 per share for a total of $60,000, which was charged to director's compensation as of September 30, 2005.

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

On April 5, 2006 in accordance with the terms of a secured note payable, the Company issued 50,000 shares of common stock to the note holder. The market value of the stock on the date of issue was $0.31 per share, which will result in a charge to interest of $15,500, which will be amortized through December 31, 2006, the remaining term of the note.

On April 5, 2006 in accordance with the terms of a one-year agreement for services, the Company issued 100,000 shares of common stock to the Market Maker's. The market value of the stock on the date of issue was $0.31 per share, which will result in a charge to general and administrative expense of $31,000, which will be amortized through November 2006, the remaining term of the agreement.

On May 3, 2006, a shareholder exercised a warrant to purchase 100,000 shares of the Company common stock at an exercise price of $0.10 per share. The company received $10,000.00 as a result of this transaction.

Item 3.  Defaults In Senior Securities.

As of June 30, 2006, the Company is in default on the following notes:

     1.  Note payable, unsecured, payable May 23, 2004 plus interest at 8% per annum. The Company is in default on this loan and, as of March 31, 2006 accrued interest totaled $100,000. The note holder has filed suit
         against the Company for non-payment.                                                $ 600,000

     2.  Notes payable, uncollateralized, interest payable monthly at 12.0% per
         annum, due January 1, 2007. The Company is in default on this note.                 $ 150,000

     3.  Promissory demand notes, unsecured, interest payable monthly at 12.0% per annum. The Company is in default on all of these notes due to non-payment of interest and, as of March 31, 2006, accrued interest totaled $47,462.
         The note holder of a $40,000 note included herein has filed suit against
         the Company for non-payment.                                                        $ 110,000

     4.  Note payable unsecured payable May 23, 2004 plus interest at 8% per annum.
         The Company is in default on this note due to non-payment of interest.              $ 100,000

     5.  Note payable, uncollateralized, interest payable monthly at 12.0% per annum, due January 1, 2007. The Company is in default on this note due to
         non-payment of interest.                                                            $  50,000

     6.  Promissory demand notes, unsecured, interest payable monthly at 12.0% per annum. The Company is in default on these notes due to non-payment of
         interest.                                                                           $ 120,000


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

                                        CASE FINANCIAL, INC.


Dated: August 20, 2006                  /s/ Michael Schaffer
                                        ----------------------------------------
                                        By: Michael Schaffer
                                        Its: Chief Executive Officer (Principal
                                        Executive Officer)


Dated: August 20, 2006                  /s/ Lawrence Schaffer
                                        ----------------------------------------
                                        By: Lawrence Schaffer
                                        Its: Chief Financial Officer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)