Form 10KSB
period 2006-09-30
CASE FINANCIAL INC
filed 2007-01-11
CIK 1096841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the annual period ended September 30, 2006

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the Transition period from October 1, 2005 to September 30, 2006

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

                          Common Stock, $.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. State issuer's revenues for its most recent fiscal year. None

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of December 31, 2006 there were 26,370,145 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes |_| No |X|

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, but are not limited to, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                                TABLE OF CONTENTS

PART I

Item 1    Description of Business..........................................    3
Item 2.   Description of Property..........................................    5
Item 3.   Legal Proceedings................................................    6
Item 4.   Submission of Matters to a Vote of Security holders..............    9

PART II

Item 5.   Market for Common Equity , Related Stockholder Matters, and
            Small Business Issuer Purchases of Equity securities...........    9
Item 6.   Management's Discussion and Analysis or Plan of Operation........   12
Item 7.   Financial Statements.............................................   21
Item 8.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure  .....................................   43
Item 8A.  Controls and Procedures .........................................   44
Item 8B.  Other Information................................................   44

PART III

Item 9.   Directors, and Executive Officers of the Registrant..............   44
Item 10.  Executive Compensation...........................................   46
Item 11.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters................................   47

Item 12.  Certain Relationships and Related Transactions...................   49

Item 13.  Exhibits and Reports.............................................   51

ITEM 14.  Principal Accountant Fees and Services ..........................   51

Signatures.................................................................   52

Exhibit Index..............................................................   53

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

Business Plan

We intend to continue our efforts to collect our existing portfolio of loans receivable and investments in contracts, settle our outstanding obligations resolve current litigation and minimize operating costs. We believe that our available current cash resources and anticipated collections will be adequate to fund our current limited level of operations through its fiscal year ended September 30, 2007. However, to the extent our estimates and assumptions are inaccurate and/or we are unable to successfully collect the amounts due on its portfolio and settle outstanding obligations at reduced amounts, we may not have sufficient cash resources to fund our ongoing obligations. In such event, we may be required to seek other funding and/or consider a formal or informal restructuring or reorganization. In the event we are successful in recovering cash from these resources in excess of our operating needs, we may utilize this cash to acquire new business opportunities.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities who or which desire to seek the advantages of an Issuer who has complied with the Securities Act of 1934 ("1934 Act"). In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. We will not restrict our search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky.

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

Employees

As of September 30, 2006, the Company has two employees.

Item 2. Description of Property

As of November 1, 2004, the Company leased a new office located at 5950 La Place Court, Suite 155, Carlsbad, California 92008. These facilities were leased at a monthly rental of $1,926 for the initial twelve months and $1,980 for the second twelve months. This lease expires on October 31, 2006. Future minimum lease commitments, excluding property taxes and insurance, are as follows: $23,701 and $13,161 for the years ended 2006 and year ended 2007.

Item 3. Legal Proceedings

On July 12, 2006, a lawsuit was filed against the Company by Woodland Finance Inc., a California Corporation, in the Superior Court of the State of California, Case Number BC 355323. The plaintiff, as assignee of Eric Alden a former C.E.O and director of the Company and Frederick Barak, is demanding payment on two promissory notes in the amount of $45,000.00 and $75,000.00. The Company continues to defend this suit and believes the ultimate outcome of it will not have a material impact on the Company's financial condition.

On June 23, 2006, a lawsuit was filed against the Company by a relative of Eric Alden, a former CEO and director of the Company, in the Superior Court of the State of California, Case Number BC 347120. The plaintiff is demanding repayment of two advances made to attorneys by the Company on the plaintiff's behalf. The Company does not believe that the outcome of this case will have a material effect on the financial condition of the Company.

On June 2, 2006, a lawsuit was filed against the Company by a relative of Eric Alden, a former CEO and director of the Company, in the Superior Court of the State of California, Case Number BC 347120. The plaintiff is demanding payment on a promissory note in the amount of $100,000 as well as repayment of three advances made to attorneys by the Company on the plaintiff's behalf. The Company does not believe that the outcome of this case will have a material effect on the financial condition of the Company.

On November 9, 2005, the Company and L&M Specialties, Inc., a company controlled by the Chairman of the Board and Chief Executive Officer of the Company, filed suit in the U.S. District Court, Southern District of Florida, located in Miami, Florida, against Canadian Commercial Workers Industry Pension Plan, known as the CCWIPP, a large debenture and shareholder of the Company, South Ocean Development Company, Ltd. (a subsidiary of CCWIPP), Allen & Company and certain individuals for breach of fiduciary duties, fraudulent inducement, breach of contract and declaratory judgment. The suit seeked damages against the defendants arising out of their conduct with respect to certain agreements to purchase a waterfront hotel property, overlooking a golf course and marina, including a gaming license, located on the island of New Providence, Bahamas. On March 31, 2006, the Company reached a settlement agreement with the CCWIP and its subsidiaries, resolving and dismissing this lawsuit. The settlement agreement also establishes a mechanism for the collection of advances made by the Company on behalf of either party. The key terms to this agreement are:

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

On August 8, 2005, a lawsuit was filed against the Company by Harvey Bibicoff, a former CEO and director of the Company in the Superior Court of the State of California, Case Number BC 337914. The plaintiff was demanding payment of two promissory notes in the amounts of $600,000 and $40,000 and purporting other amounts due and owning by the Company for past wages and other fees due related to cases for which the plaintiff participated in the funding. It was the Company's position that the notes were the result of improper, invalid and illegal transfers of debts from other entities to Case Financial that were done without Board Approval in violation of Delaware and California Corporate Law and in breach of the former CEO and director fiduciary duties. On September 1, 2006, the Company reached a settlement agreement with Mr. Bibicoff resolving all current litigation between the Company and this individual. The key terms to this settlement agreement were:

      o The cancellation of promissory notes and accrued interest together totaling approximately $875,000 held by this individual.

      o The dismissal of this individual from the derivative lawsuit filed in the Delaware Court of Chancery on March 16, 2005.

      o The release of each party from any and all claims that could have been asserted by the other party in any of the actions dismissed as a result of this settlement agreement.

On March 25, 2005 a derivative lawsuit was filed by a major stockholder of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a former director alleging that these officers and directors had damaged the Company by (a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Management believes that the outcome of this case will not have a material impact on the financial condition of the Company. On October 5, 2005, Mr. Gregory, Mr. Pollock, and the Company executed a Settlement and Release Agreement regarding this action pursuant to which:

      o Mr. Gregory returned to the Company 750,000 shares of common stock owned or controlled by him and cancelled two promissory notes of the Company totaling $100,000.

      o Mr. Pollock returned to the Company 100,000 shares of common stock owned or controlled by him and repaid in cash to the Company $15,160.

      o Mr. Pollock and Mr. Gregory were released from further action by the majority stockholder and the Company with respect to the claims made in the derivative lawsuit.

      o Mr. Pollock and Mr. Gregory agreed to waive any and all further claims against the Company and the major stockholder.

The foregoing agreement was approved by the Court of Chancery in the State of Delaware and was consummated in February 2006. Mr. Bibicoff was released from this derivative action as a result of the settlement agreement discussed earlier in this section. Mr. Alden remains the sole defendant in this action. Furthermore,

      o On April 25, 2005, Mr. Alden filed a breach of contract lawsuit against the Company in the Superior Court of the State of California, Case Number BC 332373. This lawsuit has been stayed by the court pending the outcome of the derivative action.

      o On April 19, 2006 Mr. Alden filed a wrongful termination lawsuit against the Company in the Superior Court of the State of California, Case Number BC 350929. This lawsuit has been stayed by the court pending the outcome of the derivative action.

Mr. Alden has been directed by the court not to file any additional lawsuits against the Company until the derivative action has been resolved.

Finally, the Company has initiated several actions against attorneys who were the beneficiary of the companies litigation financing programs and who breached their agreements with the Company relative to such financing. The Company has fully reserved the amounts outstanding for these advances, which have since been classified as assets from discontinued operations.

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

                      2006            2005
                 -------------   -------------
                  HIGH    LOW     HIGH    LOW
                 -----   -----   -----   -----
First Quarter    $0.25   $0.08   $0.17   $0.05
Second Quarter   $0.30   $0.10   $0.32   $0.08
Third Quarter    $0.44   $0.17   $0.31   $0.12
Fourth Quarter   $0.76   $0.31   $0.19   $0.10

As of December 31, 2006, there were approximately 440 holders of record of Common Stock.

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

Recent Sales of Equity Securities

During February and March 31, 2005, we issued 7,000,000 shares of common stock in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the "Offering"). The Offering consisted of 14 units each including 500,000 shares of the Company's common stock at a purchase price of $0.07 per share together with a warrant to purchase an additional 500,000 shares of the Company's common stock at $0.10 per share. The warrant shall expire two years from the date of issue. After one year from date of issue, if our common stock closing price exceeds $0.20 per share for a continuous 30-day period, the holder of the warrant shall have 45 days from the end of such 30 day period to exercise. The gross proceeds received for this offering were $490,000.

On October 19, 2005, the Company issued to Sam Schwartz, 200,000 shares of its common stock in payment of accrued interest on the outstanding convertible debentures in the amount of $7,175 ($0.072 per share).

On October 20, 2005, the Company entered into a one-year agreement for services with Kaliber Management Corporation ("Kaliber") to assist the Company in seeking additional capital pursuant to which the Company issued to Kaliber 300,000 shares of its common stock. The market value of the stock on the date granted was $0.08 per share for a total of $24,000, which was charged to financial consulting fees.

On October 25, 2005, the Company issued 150,000 shares of its common stock to each of the Company's four directors, a total of 600,000 shares, as compensation for services for the year ended September 30, 2005. The market value of the stock on the date granted was $0.10 per share for a total of $60,000, which was charged to director's compensation as of September 30, 2005.

On November 23, 2005, the Company entered into a one year agreement for services with James Caplan, dba Market Maker's ("Market Maker's"), to assist the Company in investor relations, pursuant to whom the Company agreed to pay $1,000 per month and issued to Market Maker's 100,000 shares of its common stock upon signing and further agreed to issue an additional 100,000 shares of its common stock after a ninety day evaluation period. The market value of the stock on the date granted was $0.21 per share for a total of $21,000 was charged to financial consulting fees.

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

On July 14, 2006, the Company issued to Kaliber Management Corporation, 150,000 shares of its common stock for financial consulting services. The market value of the stock on the date granted was $0.50 per share for a total of $76,000, which was charged to financial consulting fees.

During the year ended September 20, 2006, 2,500,000 shares were issued as a result of warrants being exercised at an exercise price of $0.10 per share.

On February 28, 2005, the Company purchased a 65.63% interest, valued at $287,000, in the remaining case portfolio of Case Financial Funding, Inc through the issuance of a convertible debenture in the amount of $287,000. In September 2006, pursuant to the terms of the debenture, the debenture was converted to 1,913,333 shares of the Company's common stock representing a conversion price of $0.15 per share. On December 19, 2006, the Company issued these shares along with an additional 50,000 shares of its common stock in payment of accrued interest still due on this debenture in the amount of $8,370.81 ($0.167 per share).

Return of Securities

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

On March 31, 2006, the Company reached a settlement agreement with the CCWIP and its subsidiaries, resolving all pending litigation between the Company and the CCWIP. Refer to the section "Item 3. Legal Proceedings" for additional information). Under the terms of the settlement agreement, the CCWIP returned 1,000,000 shares of the Company's common stock to the Company treasury and of 3,000,000 warrants to purchase the Company's common stock at an exercise price of $.50 that had been issued to CCWIPP were cancelled. Additionally, the Company issued new warrants to the CCWIPP to purchase up to 1,500,000 shares of the Company's common stock at an exercise price of $.25. These new warrants expire on December 31, 2008.

October 5, 2005, the Company reached a settlement agreement with Mr. Gregory and Mr. Pollock resolving all pending litigation between the Company and these individuals (Refer to the section "Item 3. Legal Proceedings" for additional information). Under the terms of the settlement agreement, Mr. Gregory returned 750,000 shares of the Company's common stock to the Company treasury and Mr. Pollock returned 100,000 shares of the Company's common stock to the Company treasury.

Equity Compensation Plan Information

During the year ended September 30, 2006 and 2005, we did not issue any options to purchase shares of common stock. Accordingly, we had 300,000 options outstanding as of September 30, 2005, 100,000 each to our current Chief Executive Officer, Chief Financial Officer and a Director, all of which were granted March 1 2002, are exercisable at a price of $0.45 per share and expired on June 1, 2006. During the year ended September 30, 2006, we did not issue any options to purchase shares of common stock

Item 6. Management's Discussion and Analysis or Plan of Operation

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

We have reclassified on our September 30, 2005 Consolidated Balance Sheet all assets and liabilities associated with the Litigation Finance Business as Assets and Liabilities from Discontinued Operations. All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Consolidated Statement of Operations as Loss from Discontinued Operations.

We intend to continue our efforts to collect our existing portfolio of loans receivable and investments in contracts, settle our outstanding obligations resolve current litigation and minimize operating costs. We believe that our available current cash resources and anticipated collections will be adequate to fund our current limited level of operations through its fiscal year ended September 30, 2007. However, to the extent our estimates and assumptions are inaccurate and/or we are unable to successfully collect the amounts due on its portfolio and settle outstanding obligations at reduced amounts, we may not have sufficient cash resources to fund our ongoing obligations. In such event, we may be required to seek other funding and/or consider a formal or informal restructuring or reorganization. In the event we are successful in recovering cash from these resources in excess of our operating needs, we may utilize this cash to acquire new business opportunities.

Critical Accounting Policies

Discontinued Operations

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of SFAS No. 144 at September 30, 2006 and 2005 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. Accordingly, we have accounted for our Litigation Finance Business as a discontinued operation at September 30, 2006 and 2005, and the assets and liabilities of the Litigation Finance Business have been classified accordingly.

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

Results of Operations

Discontinued Operations

All revenue and expenses applicable to our Litigation Finance Business have been reported as gain/(losses) from Discontinued Operations in Statement of Operations. The components of gain/(loss) from Discontinued Operations for the years ended September 30, 2006 and September 30, 2005 consist of the following:

                                                       Years Ended
                                                      September 30
                                                   -------------------
                                                    2006        2005
                                                   -------   ---------
Revenues                                           $91,627   $  84,878

Provision for losses on investments in contracts         0      32,024
Operating expenses                                  70,341     261,073
                                                   -------   ---------
                                                    70,341     293,097
                                                   -------   ---------
Net income (Loss) from discontinued operations      21,286   $(208,219)
                                                   =======   =========

In the aggregate, the Company had income from discontinued operations of $21,286 compared to a loss from Discontinued Operations for 2005 of $208,219. Revenues from the Litigation Finance Business increased $6,749, or 7%, in the year ended September 30, 2006 over the year ended September 30, 2005 as a result of collecting balances owed from the oldest and most problematic cases remaining on our portfolio from investments in prior years. Provision for losses decreased $32,024 to $0 as a result of our having reserved for losses for the majority of the investment portfolio in the year ended September 30, 2005. Operation expenses in the Litigation Finance Business declined $190,732, or 73%, to $70,341 as a result of termination of most of the personnel related to the Litigation Finance Business during the year ended September 30, 2005.

General and Administrative Expenses

General and administrative expenses consist of costs not directly associated with our Litigation Finance Business. For the year ended September 30, 2006, administrative expenses decreased $50,932, or 7%, to $716,231.

Interest Expense

Interest expense was $284,506 for the year ended September 30, 2006 compared with $429,197 for the year ended September 30, 2005, a decrease of $144,691, or 34%.

Non-Cash Finance Expense

Non-cash finance expenses were $98,806 for the year ended September 30, 2006, as compared with $182,042 during the year ended September 30, 2005, a decrease of $83,236.

Liquidity and Capital Resources

In their report dated December 19, 2005 on the financial statements for the fiscal year ended September 30, 2005; our independent auditors expressed substantial doubt about our ability to continue as a going concern. We have discontinued our principal business, the Litigation Finance Business. We have incurred net income of $3,157,051 and net loss of $1,586,202 during the years ended September 30, 2006 and 2005, respectively. There was an accumulated deficit of $10,873,309 as of September 30, 2006 and total liabilities exceeded total assets by $1,241,008 as of September 30, 2006. The Company believes the current cash is sufficient to sustain their limited operations. The Company will continue its attempt at collecting amounts due and owing on existing investment in contracts and loan receivable portfolios and/or raising additional capital. These conditions raise substantial doubt about our ability to continue as a going concern and our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

Our balance sheet at September 30, 2006 reflects cash of $101,300 compared to cash of $14,367 at September 30, 2005, an increase of $86,932. Net cash used in operating activities was $3,618,340 for the year ended September 30, 2006 compared to $(779,495) for the year ended September 30, 2005, an increase in cash used in operating activities of $4,397,835. Net cash used in operating activities from continuing operations was $3,492,753 for the year ended September 30, 2006 as compared to $(742,110) for the year ended September 30, 2005. The increase is the result of the Company's gain on forgiveness of debt. Net cash used in operating activities for discontinued operations was $125,587 for the year ended September 30, 2006 as compared to $(37,385) of cash provided from operating activities of discontinued operations for the year ended September 30, 2005, primarily the result of increased collections on our investments in contracts and loans receivable balances.

Investment Activities

Net cash provided by investing activities for the year ended September 30, 2006 was $(15,000) compared to net cash provided by investing activities of $311,055 for the year ended September 30, 2005 a decrease of $296,055. Net cash used in investing activities from continuing operations for the year ended September 30, 2006 was $(15,000) as compared to $(3,531) for the year ended September 20, 2005. Net cash provided by investment activities from discontinued operations was $0 for the year ended September 30, 2006 as compared to $314,586 of cash provided from investment activities from discontinued operations for the year ended September 30, 2005 as a result of decreased collections of principal of our loans receivable portfolio.

Financing Activities

Net cash provided by financing activities was $(3,516,407) for the year ended September 30, 2006 as compared to $474,423 for the year ended September 30, 2005 a decrease of $3,990,830. Net cash provided by financing activities from continuing operations for the year ended September 30, 2006 was $(3,469,037) as compared to net cash provided by financing activities from continuing operations of $518,047 for the year ended September 30, 2005, a decrease of $3,987,084. Net cash used in financing activities from discontinued operations was $(47,370) for the year ended September 30, 2006 as compared to $(43,624) of cash provided from financing activities from discontinued operations for the year ended September 30, 2005 as a result of discontinuing the utilization of third party non-recourse loans for funding of cases.

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

In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock, which will dilute the ownership interest of our current stockholders. In addition, at the time of the reverse merger, it will be likely that there will be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of our stockholders after the reverse merger transaction.

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

                           Chang G. Park, CPA, Ph. D.
             o 371 E STREET o CHULA VISTA o CALIFORNIA 91910-2615o
       o TELEPHONE (858)722-5953 o FAX (858) 408-2695 o FAX (619) 422-1465
                         o E-MAIL changgpark@gmail.com o

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Case Financial, Inc.

We have audited the accompanying consolidated balance sheet of Case Financial, Inc. (a Delaware corporation) and subsidiaries as of September 30, 2006 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Case Financial, Inc. as of September 30, 2005, were audited by other auditors whose report dated December 19, 2005, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Case Financial, Inc. and subsidiaries as of September 30, 2006, and the results of its consolidated operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $ 10,873,309 as of the year ended September 30, 2006. These factors as discussed in Note 13 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chang G. Park, CPA
December 27, 2006
Chula Vista, CA

          Member of the California Society of Certified Public Accounts Registered with the Public Company Accounting Oversight Board

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                   As of           As of
                                                               September 30,   September 30,
                                                                    2006            2005
                                                               -------------   -------------
                                     ASSETS
Current Assets
Cash & cash equivalents                                        $    101,300    $     14,367
Cash restricted                                                          --          25,000
Prepayments and deposits                                              6,711          74,193
Investment - Bahamas                                                 40,000              --
Assets from discontinued operations                               1,880,258       2,005,846
                                                               ------------    ------------
Total Current Assets                                              2,028,269       2,119,406

Net Property & Equipment                                              2,142           4,355
                                                               ------------    ------------
  TOTAL ASSETS                                                 $  2,030,411    $  2,123,761
                                                               ============    ============

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses                          $    794,172    $    259,243
Convertible debentures payable                                           --         273,446
Loans payable - related parties                                     198,800       3,429,377
Loans payable                                                       270,000         268,460
Accrued interest                                                         --         709,033
Liabilities from discontinued operations                          2,008,447       2,055,818
                                                               ------------    ------------
Total Current Liabilities                                         3,271,419       6,995,377

  TOTAL LIABILITIES                                               3,271,419       6,995,377

Stockholders' Equity (Deficit)

Common stock, (par value $.001 per share, 100,000,000
  shares authorized: 24,406,812 and 24,019,236 shares issued and outstanding as of September 30, 2006 and 2005,
  respectively)                                                      25,407          24,019
Paid-in capital                                                   9,552,394       9,074,725
Common stock to be issued, 1,963,333 and 600,000 shares,
  respectively                                                      294,500          60,000
Treasury Stock                                                     (240,000)             --
Retained Earnings (deficit)                                     (10,873,309)    (14,030,361)
                                                               ------------    ------------
Total Stockholders' Equity (Deficit)                             (1,241,008)     (4,871,616)
                                                               ------------    ------------
  TOTAL LIABILITIES &
    STOCKHOLDERS' EQUITY (DEFICIT)                             $  2,030,411    $  2,123,761
                                                               ============    ============

                 See Notes to Consolidated Financial Statements

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                            Year Ended      Year Ended
                                                          September 30,   September 30,
                                                              2006            2005
                                                          -------------   -------------
Revenues
Service fees, related parties                             $         --    $         --
                                                          ------------    ------------
Net Revenue                                                         --              --
Operating Expenses
General and administrative                                     716,231         767,163
                                                          ------------    ------------
Total Operating Expenses                                       716,231         767,163
                                                          ------------    ------------
Income (Loss) from operations                                 (716,231)       (767,163)

Other Income & (Expenses)
Interest income                                                  1,199             419
Interest expense                                              (284,506)       (429,197)
Non-cash finance expenses                                      (98,806)       (182,042)
Miscellaneous income                                             3,015              --
                                                          ------------    ------------
Total Other income                                            (379,098)       (610,820)
                                                          ------------    ------------
Net income (loss) before discontinued operations and
  extraordinary items                                       (1,095,329)     (1,377,983)
                                                          ------------    ------------
Gain (Loss) from discontinued operations                        21,286        (208,219)
                                                          ------------    ------------
Net Loss before extraordinary item                          (1,074,043)     (1,586,202)
                                                          ------------    ------------
Extraordinary Item:
Gain on forgiveness of debt                                  4,231,094              --
                                                          ------------    ------------
Net Income (Loss)                                         $  3,157,051    $ (1,586,202)
                                                          ============    ============

Net Income (Loss) per common share - basic and diluted:
From continuing operations                                       (0.04)          (0.07)
                                                          ------------    ------------
From discontinued operations                                      0.00           (0.01)
                                                          ------------    ------------
From extraordinary item                                           0.17              --
                                                          ------------    ------------
Net Income (Loss)                                         $       0.13    $      (0.08)
                                                          ============    ============
Weighted average number of
  common shares - basic and diluted                         24,713,024      19,407,323
                                                          ============    ============

               See Notes to the Consolidated Financial Statements

                      CASE FINANCIAL INC. AND SUBSIDIARIES
                   Statement of Changes in Stockholders Equity
                            As of September 30, 2006

                                                       Common    Additional    Shares                  Retained
                                            Common      Stock      Paid-in      to be     Treasury     Earnings
                                            Shares     Amount      Capital     Issued      Stock       (Deficit)       Total
                                         -----------   -------   ----------   --------   ---------   ------------   -----------
Balance, September 30, 2004               17,019,236   $17,019   $8,476,609   $     --               $(12,444,158)  $(3,950,530)
Amortization of warrants issued in
  connection with debt financing                                     95,983                                              95,983
Common stock issued  in private
  placement                                7,000,000     7,000      483,000                                             490,000
Common stock to be issued for
  Director's compensation,
  600,000 shares                                                                60,000                                   60,000
Value of conversion feature for
  convertible debentures                                             19,133                                              19,133
Net (Loss)                                                                                             (1,586,202)   (1,586,202)
                                         -----------   -------   ----------   --------   ---------   ------------   -----------
Balance, September 30, 2005               24,019,236    24,019    9,074,725     60,000          --    (14,030,360)   (4,871,616)
                                         ===========   =======   ==========   ========   =========   ============   ===========
Common stock issued in payment of
  accrued interest                           200,000       200        6,975                                               7,175
Common stock issued for financial
  consulting fees                            400,000       400       44,600                                              45,000
Amortization of warrants issued in
  connection with debt financing                                     27,367                                              27,367
Common stock issued for Directors fees       600,000       600       59,400    (60,000)                                      --
Common stock issued in payment of
  accrued interest                            50,000        50        5,450                                               5,500
Common stock retired after return to
  treasury                                  (850,000)     (850)     (84,150)                85,000                           --
Warrants issued in settlement with
  debt holders                                                      405,000                                             405,000
Common stock returned to treasury in
  settlement with debt holders            (1,000,000)                                     (325,000)                    (325,000)
Common stock issued for accrued
  interest                                    50,000        50       15,450                                              15,500
Common stock issued for services
  rendered                                   100,000       100       30,900                                              31,000
Common stock issued for services
  rendered                                   150,000       150       74,850                                              75,000
Cancellation of stock                    (1,812,424)    (1,812)    (360,673)                                           (362,485)
Common stock issued in warrant
  conversion                               2,500,000     2,500      252,500                                             255,000
Common stock issued for convertible
  debenture                                                                    294,500                                  294,500
Net (Loss)                                                                                              3,157,051     3,157,051
                                         -----------   -------   ----------   --------   ---------   ------------   -----------
Balance, September 30, 2006               24,406,812   $25,407   $9,552,394   $294,500   $(240,000)  $(10,873,309)  $(1,241,008)
                                         ===========   =======   ==========   ========   =========   ============   ===========

               See Notes to the Consolidated Financial Statements

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                              Year Ended     Year Ended
                                                             September 30   September 30
                                                                 2006           2005
                                                             ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                            $ 3,157,051    $(1,586,202)
(Gain) Loss from discontinued operation                          (21,286)       208,219
                                                             -----------    -----------
                                                               3,135,765     (1,377,983)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
Depreciation                                                       2,213         19,956
Amortization of debt premium                                      27,367        136,730
Amortization of warrants issued with debt                             --         95,983
Convertible debenture                                           (273,446)            --
Common stock issued for accrued interest                          28,175             --
Amortization of beneficial conversion feature
  of convertible debentures                                           --          5,579
Common stock issued for services rendered                        151,000             --
Common stock issued in debt settlement                           405,000             --
Common stock issued in warrant conversion                        255,000             --
Cancellation of stock                                           (362,485)            --
Common stock retired after return to treasury                    (85,000)            --
Common Stock and options for compensation                        294,500         60,000
Changes in operating assets and liabilities:
(Increase) decrease in prepayments and other assets               67,482         35,415
(Increase) decrease in accounts payable and other liabilities   (174,104)       282,210
                                                             -----------    -----------
  Net cash used in continuing operations                       3,471,467       (742,110)
  Net cash provided by discontinued operations                   146,873        (37,385)
                                                             -----------    -----------
  Net cash used by operating activities                        3,618,340       (779,495)

CASH FLOWS FROM INVESTING ACTIVITIES

Loss on disposal of equipment                                         --           (650)
Purchase of equipment                                                 --         (2,881)
Investment - Bahamas                                             (40,000)            --
Decrease in restricted cash                                       25,000             --
                                                             -----------    -----------
  Net cash used in continuing operations                         (15,000)        (3,531)
  Net cash provided by discontinued operations                        --        314,586
                                                             -----------    -----------
  Net cash provided by (used in) investing activities            (15,000)       311,055

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from private placement                                       --        448,047
Treasury stock transaction                                      (240,000)            --
Proceeds from related party borrowings                                --         70,000
Proceeds from borrowings                                           1,540             --
Cancellation of loans payable - related parties               (3,230,577)            --
                                                             -----------    -----------
  Net cash used in continuing operations                      (3,469,037)       518,047
  Net cash provided by discontinued operations                   (47,370)       (43,624)
                                                             -----------    -----------
  Net cash provided by (used in) financing activities         (3,516,407)       474,423

  Net increase (decrease) in cash & cash equivalents               86,933          5,983
  Cash & cash equivalents at beginning of year                     14,367          8,383
                                                             ------------   ------------
  Cash & cash equivalents at end of year                     $    101,300   $     14,367
                                                             ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for Interest Expense               $    284,506   $    429,197
                                                             ============   ============
Income taxes paid                                            $          0   $      2,400
                                                             ============   ============

               See Notes to the Consolidated Financial Statements

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2006

Note 1. - Organization and Basis of Presentation

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

The Company has experienced substantial operating losses since completing its reverse acquisition with Asia Web and, as a result, depleted its working capital available for new advances under its loan programs. At a Board of Directors meeting held October 7, 2004, five directors resigned from the Board and an officer of the Company relinquished his positions as Chief Executive Officer and Chief Financial Officer of the Company. At the same meeting, the Board of Directors appointed four directors to fill the seats created by submission of resignations effective as of the adjournment of the meeting and a new chairman of the Board of Directors was appointed in the meeting by unanimous consent of the Board of Directors. On September 30, 2005, the Board of Directors approved a resolution declaring that the Company shall discontinue further investment in its Litigation Finance Business other than the collection or other disposition of its existing loan and investment portfolio. The Board further discussed that it shall continue to actively seek new business opportunities for the Company.

Financial Statement Presentation:

The Company has incurred recurring operating losses since its inception. As of September 30, 2006, the Company had an accumulated deficit of $10,873,309, a stockholders' deficiency of $1,241,008, and has insufficient capital to fund all of its obligations. The Company discontinued its Litigation Finance Business and, as a result, the Company has no revenue-generating business operations at September 30, 2006 or in the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2006

Note 1. - Organization and Basis of Presentation

The Company's management intends to continue efforts to collect the Company's existing portfolio of loans receivable and investments in contracts as well as settle the Company's outstanding obligations and minimize operating costs. The Company believes that its available current cash resources and anticipated collections will be adequate to fund its current limited level of operations through its fiscal year ended September 30, 2007. However, to the extent the Company's estimates and assumptions are inaccurate and/or the Company is unable to successfully collect the amounts due on its portfolio and settle outstanding obligations at reduced amounts; the Company may not have sufficient cash resources to fund its ongoing obligations. In such event, the Company may be required to seek other funding and/or consider a formal or informal restructuring or reorganization.

The Company's management may also consider various strategic alternatives in the future, including the acquisition of new business opportunities, which may be from related or unrelated parties. However, there can be no assurances that such efforts will ultimately be successful. The Company may finance any acquisitions through a combination of debt and/or equity securities.

Note 2. - Summary of Significant Accounting Policies

a. Basis of presentation:

The accompanying financial statements include the accounts of Case Financial Inc. and its subsidiaries, Case Financial, LLC and Case Capital Corporation. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long -Lived Assets", the Company has determined that it complied with the provisions of SFAS No. 144 at September 30, 2006 and 2005 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. Accordingly, the Company has accounted for its Litigation Finance Business as a discontinued operation at September 30, 2006 and 2005, and has reclassified its consolidated financial statements of September 30, 2005 to reflect such accounting treatment, and the assets and liabilities of the Litigation Finance Business have been classified accordingly.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2006

Note 2. - Summary of Significant Accounting Policies

b. Use of estimates:

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

Actual amounts could differ from those estimates. A significant estimate is the allowance for losses on investments in contracts and loans receivable. Because of the inherent uncertainties in estimating the allowance for losses on investments in contracts and loans receivable, it is likely that the Company's estimate of the allowance for losses on investments in contracts and loans receivable will change, as circumstances become better known. Management closely monitors the progress of each case in order to reevaluate its estimate of uncollectible investments in contracts and loans receivable.

c. Cash and cash equivalents:

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The company has not experienced any losses in such accounts.

d. Principles of Consolidation:

The accompanying financial statements include the accounts of Case Financial Inc. and its subsidiaries, Case Financial, LLC and Case Capital Corporation. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2006

Note 2. - Summary of Significant Accounting Policies - continued

e. Impairment of Long-Lived Assets:

Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of September 30, 2006, management believes there was no impairment of the Company's long-lived assets.

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has determined that it complied with the provisions of SFAS No. 144 at September 30, 2006 and 2005 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. Accordingly, the Company has accounted for its Litigation Finance Business as a discontinued operation at September 30, 2006 and 2005, and has reclassified its consolidated financial statements as of September 30, 2005 to reflect such accounting treatment, and the assets and liabilities of the Litigation Finance Business have been classified accordingly.

f. Property and Equipment:

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

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2006

Note 2. - Summary of Significant Accounting Policies - continued

g. Prepayments and other assets:

Finders' fees, prepaid interest, and loan fees are included in prepayments and other assets. These assets are amortized on the straight-line method over the term of the related debt and are expensed immediately in the case of demand notes.

h. Stock-based compensation:

The Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123R "Accounting for Stock-Based Compensation" which establishes a fair value-based method of accounting for stock-based compensation plans. Under SFAS No. 123R, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount the grantee must pay to acquire the stock. The Company uses the Black-Scholes option-pricing model to determine the fair value of each stock option granted.

i. Deferred taxes on income:

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

j. Fair value of financial instruments:

The carrying value of cash and accrued expenses are measured at cost, which approximates their fair value. The carrying values of loans payable are presented at face value plus accrued interest and dividends through the due date. The fair value of receivables from related parties, notes receivable from affiliate, and loans payable related parties cannot be reasonably estimated due to their related party nature.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2006

Note 2. - Summary of Significant Accounting Policies - continued

k. Segment Reporting

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

l. Recent Accounting Pronouncements:

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

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle in most circumstances. The provisions of SFAS 154 are effective in fiscal years beginning after December 15, 2005. The Company has not evaluated the impact of this pronouncement on its financial statements.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2006

l. Recent Accounting Pronouncements - continued:

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement on its financial statements.

In March 2006 FASB issued SFAS 156 'Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

      1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

      2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

      3. Permits an entity to choose 'Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities:

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2006

l. Recent Accounting Pronouncements - continued:

      4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a service elects to subsequently measure at fair value.

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

Note 3. - Investment - Bahamas

The company invested $40,000 during the year ended September 2006. as part of an agreement with Management One Ltd., a property management company located in Nassau, The Bahamas, to form a new jointly owned company, The Great Andros Land Company Ltd. The company is being formed to develop a plan to acquire and/or assume operational and developmental control of approximately 4,000 acres in Fresh Creek, Andros, which is owned by the Hotel Corporation of The Bahamas
(HCB), a government agency that holds title to the Crown Lands of The Bahamas.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2006

Note 4. - Discontinued operations

The Company has discontinued further investment in its Litigation Finance Business other than the collection or other disposition of its existing loan and investment portfolio and accordingly has reclassified on its Consolidated Balance Sheet all assets and liabilities associated with the Litigation Finance Business as Assets and Liabilities from Discontinued Operations. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of SFAS No. 144 at September 30, 2006 and 2005 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. Accordingly, we have accounted for our Litigation Finance Business as a discontinued operation at September 30, 2006 and 2005, and the assets and liabilities of the Litigation Finance Business have been classified accordingly. Included in this reclassification is a 65.63% interest in secured notes issued by Case Financial Funding, Inc, a subsidiary of Old Case ("CFF"), acquired in February 2005 and valued at $287,000 as of the date acquired, that provide the holder with a secured interest in the proceeds of the outstanding cases of CFF. All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Condensed Consolidated Statement of Operations as Loss from Discontinued Operations.

Note 5. - Settlement forgiveness of debt

On October 5, 2005, the Company and a former director and a former Vice President of Underwriting, Secretary and director of the Company executed a Settlement and Release Agreement regarding a derivative lawsuit filed by CWIPP pursuant to which; a) the former director would return to the Company for cancellation 750,000 shares of common stock owned or controlled by him and return and cancel two promissory notes of the Company totaling $100,000; b) the former Vice President of Underwriting, Secretary and director would return to the Company for cancellation 100,000 shares of common stock owned or controlled by him and repay in cash to the Company $15,160; c) both parties would be released from further action by the CCWIPP and the Company with respect to the claims made in the derivative lawsuit, and; d) both parties agree to waive any and all further claims against the Company and CCWIPP. The court approved the foregoing agreement in February 2006.

As a result of the foregoing, the Company recognized a gain on forgiveness of debt of $28,342 of accrued interest on the foregoing principal through February 2006 and $85,000 representing the market value of the 850,000 shares of the Company's common stock returned at price per share of $0.10 as of the date of the court approval of the settlement agreement.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2006

Note 5. - Settlement forgiveness of debt - continued

On August 8, 2005, a lawsuit was filed against the Company by Harvey Bibicoff, a former CEO and director of the Company in the Superior Court of the State of California, Case Number BC 337914. The plaintiff was demanding payment of two promissory notes in the amounts of $600,000 and $40,000 and purporting other amounts due and owning by the Company for past wages and other fees due related to cases for which the plaintiff participated in the funding. It was the Company's position that the notes were the result of improper, invalid and illegal transfers of debts from other entities to Case Financial that were done without Board Approval in violation of Delaware and California Corporate Law and in breach of the former CEO and director fiduciary duties. On September 1, 2006, the Company reached a settlement agreement with Mr. Bibicoff resolving all current litigation between the Company and this individual. The key terms to this settlement agreement were:

      o The cancellation of promissory notes and accrued interest together totaling approximately $875,000 held by this individual.

      o The dismissal of this individual from the derivative lawsuit filed in the Delaware Court of Chancery on March 16, 2005.

The release of each party from any and all claims that could have been asserted by the other party in any of the actions dismissed as a result of this settlement agreement.

On March 31, 2006 the Company reached a settlement agreement with the Canadian Commercial Workers Industry Pension Plan and several of it subsidiaries (CCWIPP). CCWIPP was the Company's largest secured creditor as well as a shareholder.

This settlement agreement resolves the Company's outstanding loans to CCWIPP, the common stock of the Company held by CCWIPP and dismisses the litigation commenced by the Company with regard to business issues between the Company and CCWIPP.

The key terms to this agreement are:

      o The Company and CCWIPP shall form an Operating Committee to oversee the collection of receivable due from advances made through the Company by both parties. This Operating Committee would be given the sole right and power to pursue collection on behalf of and for the benefit of both parties.

      o The net proceeds of moneys collected by the operating Committee or moneys received from the derivative lawsuit filed against former officers and directors of the Company would be divided between the parties, 60% of the net proceeds due to CCWIPP and 40% of the net proceeds due to the Company. Once CCWIPP has

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2006

      Note 5. - Settlement forgiveness of debt - continued

      o recovered $4,000,000, this division would reverse with 60% of the net proceeds due to the Company and 40% of the net proceeds due to CCWIPP.

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

      As a result of the foregoing, the Company recognized a gain on forgiveness of debt of $2,979,601 consisting of $2,500,000 in principal of debt forgiven, $644,601 of accrued interest on the foregoing principal through March, 31, 2006, $240,000 representing the market value of the 1,000,000 shares of the Company's common stock returned at price per share of $0.24, the market value as of the date of the settlement agreement. The foregoing is offset by $405,000 representing the value, as determined using the Black -Shores option pricing model, of the new warrants to CCWIPP to purchase up to 1,500,000 shares of the Company's common stock at an exercise price of $.25. These warrants expire on December 31, 2008.

Note 6. - Property and Equipment

The Company wrote off at cost $168,176 in fully depreciated, abandoned equipment during the year ended September 30, 2005. Equipment consisted of the following:

                                      Year Ended
                                    September 30,
                                 -------------------
                                   2006        2005
                                 --------   --------
Computer Software                $  3,240   $  3,240
Office furniture and fixtures       3,077      3,077
Office Equipment                   13,922     13,922
                                 --------   --------
Less: Accumulated depreciation    (18,097)   (15,884)
                                 --------   --------
                                 $  2,142   $  4,355
                                 ========   ========

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2006

Note 7. - Loans Payable, Related Parties

                                                            Year Ended
                                                        September 30, 2006
                                                        ------------------
1   Notes payable, uncollateralized, interest payable
    monthly at 12.0% per annum, due January 1, 2007          $150,000

2   Revolving demand loans - officers                          48,800
                                                             --------
                                                             $198,800
                                                             ========

The related party debt consists of the following:

(1) Effective January 1, 2003, an accredited investor, which is a related party through its affiliation with CCWIPP, converted an investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note issued by the Company. The principal amount of the promissory note was $150,000. The Company is in default on this note due to non-payment of interest.

(2) The Company entered into revolving demand loan agreements with its Chief Executive Officer and Chief Financial Officer. Pursuant to the terms of these agreements, the Company may borrow, at the discretion of the lender, up to $50,000 from each officer payable on demand with interest at 8.0%. As of September 30, 2006, $10,300 was outstanding to the Company's Chief Executive Officer and $38,500 was outstanding to the Company's Chief Financial Officer. The Company accrued interest of $1,668 and $2,112 on the above notes for the year ending September 30, 2006, respectively.

Note 8. - Loans Payable, Unrelated Parties

The unrelated party debt consists of the following:

                                                               Year Ended
                                                           September 30, 2006
                                                           ------------------
1   Note payable unsecured payable May 23, 2004 plus
    interest at 8% per annum.                                   $100,000
2   Notes payable, uncollateralized, interest payable
    monthly at 12.0% per annum, due January 1, 2007               50,000
3   Promissory demand notes, unsecured, interest payable
    monthly at 12.0% per annum                                   120,000
                                                                --------
                                                                $270,000
                                                                ========

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2006

Note 8. - Loans Payable, Unrelated Parties - continued

      (1) The note, for $100,000, due to a relative of the Company's former CEO. The note holder has informed the Company that this $100,000 note was due May 2004. The note holder has filed suite (see litigation note). On this note due to non-payment of interest.

      (2) The principal amount of this promissory note was $50,000. Effective January 1, 2003, the note holder converted their investment in the Company by exchanging a four-year, 9.85% per annum promissory note for a four year, 12% per annum Promissory note. The Company is in default on this note due to non-payment of interest.

      (3) The Company had outstanding as of September 30, 2006, $120,000 in unsecured promissory demand notes to the former CEO and a relative of the former CEO which bear interest at 12%. The Company is in default on these notes due to non-payment of interest. The note holders have filed suit (see litigation note).

Note 9. - Commitments

The Company conducts its operations utilizing leased facilities under a non-cancelable operating lease agreement expiring on October 31, 2006. An additional six months lease agreement was subsequently signed. Future minimum lease commitments, excluding property taxes and insurance, are as follows:

 Year Ended
September 30,
-------------
    2006        $23,701
    2007         13,161
                -------
                $36,862
                =======

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2006

Note 10. - Contingencies

On July 12, 2006 a lawsuit was filed against the Company by Woodland Finance, Inc. a California Corporation as Assignee of Eric Alden a former C.E.O and director of the Company and Frederick Barak, demanding payment on two promissory notes in the amount of $45,000.00 and $75,000.00. The Company continues to defend this suit and believes the ultimate outcome of it will not have a material impact on the company's financial condition.

On June 23, 2006, a suit was filed against the Company by a relative of Eric Alden a former CEO and director of the Company, demanding repayment of two advances made to attorneys by the Company on the plaintiff's behalf. The Company does not believe that the outcome of this case will have a material effect on the financial condition of the Company.

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

On June 2, 2006, a relative of Eric Alden a former CEO and director of the Company in the Superior Court of the State of California, Case Number BC 347120, filed a suit against the Company demanding payment on a promissory note in the amount of $100,000. As well as repayment of three advances made to attorneys by the Company on the plaintiff's behalf. The Company does not believe that the outcome of this case will have a material effect on the financial condition of the Company.

On November 9, 2005, the Company and L&M Specialties, Inc., a company controlled by the Chairman of the Board and Chief Executive Officer of the Company, filed suit in the U.S. District Court, Southern District of Florida, located in Miami, Florida, against Canadian Commercial Workers Industry Pension Plan, known as the CCWIPP, a large debenture and shareholder of the Company, South Ocean Development Company, Ltd. (a subsidiary of CCWIPP), Allen & Company and certain individuals for breach of fiduciary duties, fraudulent inducement, breach of contract and declaratory judgment. The suit seeked damages against the defendants arising out of their conduct with respect to certain agreements to purchase a waterfront hotel property, overlooking a golf course and marina, including a gaming license, located on the island of New Providence, Bahamas. On March 31, 2006, the Company reached a settlement agreement with the CCWIP and its subsidiaries, resolving and dismissing this lawsuit. The settlement agreement also establishes a mechanism for the collection of advances made by the Company on behalf of either party. The key terms to this agreement are:

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2006

Note 10. - Contingencies - continued

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

On August 8, 2005, a lawsuit was filed against the Company by Harvey Bibicoff, a former CEO and director of the Company in the Superior Court of the State of California, Case Number BC 337914. The plaintiff was demanding payment of two promissory notes in the amounts of $600,000 and $40,000 and purporting other amounts due and owning by the Company for past wages and other fees due related to cases for which the plaintiff participated in the funding. It was the Company's position that the notes were the result of improper, invalid and illegal transfers of debts from other entities to Case Financial that were done without Board Approval in violation of Delaware and California Corporate Law and in breach of the former CEO and director fiduciary duties. On September 1, 2006, the Company reached a settlement agreement with Mr. Bibicoff resolving all current litigation between the Company and this individual. The key terms to this settlement agreement were:

      o The cancellation of promissory notes and accrued interest together totaling approximately $875,000 held by this individual.

      o The dismissal of this individual from the derivative lawsuit filed in the Delaware Court of Chancery on March 16, 2005.

      o The release of each party from any and all claims that could have been asserted by the other party in any of the actions dismissed as a result of this settlement agreement.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2006

Note 10. - Contingencies - continued

On March 25, 2005 a derivative lawsuit was filed by a major stockholder and secured lender of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a current director alleging that these officers and directors had damaged the Company by
(a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Management believes that the outcome of this case will not have a material impact on the financial condition of the Company. On October 5, 2005, Mr. Gregory, Mr. Pollock, and the Company executed a Settlement and Release Agreement regarding this action pursuant to which:

      o Mr. Gregory will return to the Company for cancellation 750,000 shares of common stock owned or controlled by him and return and cancel two promissory notes of the Company totaling $100,000

      o Mr. Pollock will return to the Company for cancellation 100,000 shares of common stock owned or controlled by him and repay in cash to the Company $15,160.

      o Mr. Pollock and Mr. Gregory will be released from further action by the majority stockholder and the Company with respect to the claims made in the derivative lawsuit.

      o Mr. Pollock and Mr. Gregory agree to waive any and all further claims against the Company and the major stockholder.

The foregoing agreement was approved by the Court of Chancery in the State of Delaware and was consummated in February 2006. Mr. Bibicoff was released from this derivative action as a result of the settlement agreement discussed earlier in this section. Mr. Alden remains the sole defendant in this action. Furthermore,

      o On April 25, 2005, Mr. Alden filed a breach of contract lawsuit against the Company in the Superior Court of the State of California. This lawsuit has been stayed by the court pending the outcome of the derivative action.

      o On April 19, 2006 Mr. Alden filed a wrongful termination lawsuit against the Company in the Superior Court of the State of California. The court pending the outcome of the derivative action has stayed this lawsuit.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2006

Note 11. - Taxes on Income

No provision was made for Federal income tax since the Company has significant net operating loss. As of September 30, 2006, the Company had available net operating loss carryforwards amounting to approximately $10,808,309, that may be applied against future taxable income and that expire in 2026 for federal tax purposes and 2010 for state tax purposes. A substantial portion of this net operating loss carryforwards may be limited due to past and future changes of ownership.

The Company's total deferred tax asset is as follows:

                                                 September 30,
                                                      2006
                                                 -------------
Tax benefit of net operating loss carryforward    $ 3,705,658
Valuation allowance                                (3,705,658)
                                                  -----------
Net deferred tax asset                            $        --
                                                  ===========

Note 12 - Common Stock Transactions

On October 19, 2005, the Company issued 200,000 shares of its common stock in payment of accrued interest on the outstanding convertible debentures in the amount of $7,175 ($0.072 per share).

On October 20, 2005, the Company entered into a one-year agreement for services with Kaliber Management Corporation ("Kaliber") to assist the Company in seeking additional capital pursuant to which the Company issued to Kaliber 300,000 shares of its common stock. The market value of the stock on the date granted was $0.08 per share for a total of $24,000, which was charged to financial consulting fees.

On October 25, 2005, the Company issued 150,000 shares of its common stock to each of the Company's four directors, a total of 600,000 shares, as compensation for services for the year ended September 30, 2005. The market value of the stock on the date granted was $0.10 per share for a total of $60,000, which was charged to director's compensation as of September 30, 2005.

On November 23, 2005, the Company entered into a one year agreement for services with James Caplan, dba Market Maker's ("Market Maker's"), to assist the Company in investor relations, pursuant to whom the Company agreed to pay $1,000 per month and issued to Market Maker's 100,000 shares of its common stock upon signing and further agreed to issue an additional 100,000 shares of its common stock after a ninety day evaluation period. The market value of the stock on the date granted was $0.21 per share for a total of $21,000 was charged to financial consulting fees.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          Year Ended September 30, 2006

Note 12 - Common Stock Transactions - continued

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

On April 5, 2006 in accordance with the terms of a one-year agreement for services, the Company issued 150,000 shares of common stock to the Market Maker's. The market value of the stock on the date of issue was $0.31 per share, which will result in a charge to general and administrative expense of $31,000, which will be amortized through November 2006, the remaining term of the agreement.

On July 14, 2006, the Company issued to Kaliber Management Corporation, 150,000 shares of its common stock for financial consulting services. The market value of the stock on the date granted was $0.50 per share for a total of $76,000, which was charged to financial consulting fees.

During the year ended September 20, 2006, 2,500,000 were issued as a result of warrants being exercised at an exercise price of $0.10 per share.

As of September 30, 2006 the Company has 24,406,812 shares of common stock outstanding.

Note 13. - Going concern

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company incurred net income of $3,157,051 and net loss of $1,586,202 during the years ended September 30, 2006 and 2005, respectively. There was an accumulated deficit of $10,873,309, as of September 30, 2006 and total liabilities exceeded total assets by $1,241,008 as of September 30, 2006. The Company has discontinued its primary business activity, the Litigation Finance Business. The Company's current cash is not sufficient to sustain the Company's operations unless the Company is successful at collecting amounts due and owing on its existing investment in contracts and loan receivable portfolios and/or raising additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 1, 2006 the Board of Directors of Case Financial, Inc. (the "Company") dismissed the firm of Kabani & Company, Inc. as the Company's independent accountants and appointed the firm of Chang G. Park, CPA, to serve as independent public accountants of the Company for the fiscal year ending September 30, 2006.

Kabani & Company, Inc. report on the Company's consolidated financial statements for the fiscal year ended September 30, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, audit scope or accounting principles, however, they were modified to include an explanatory paragraph wherein they expressed substantial doubt about the Registrant's ability to continue as a going concern.

During the years ended September 30, 2005 and 2004 and through August 1, 2006, there were no disagreements with Kabani & Company, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Kabani & Company, Inc. satisfaction, would have caused them to make reference to the subject matter of such disagreements in connection with their report on the Company's consolidated financial statements for such years.

The Company provided Kabani & Company, Inc. with a copy of the foregoing disclosures.

During the years ended September 30, 2005 and 2004 and through the date hereof, the Company did not consult with Chang G. Park, CPA with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

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

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors, and Executive Officers of the Registrant.

The following are the directors and officers as of September 30, 2006.

     Name                              Position                        Age
     ----                              --------                        ---
Michael Schaffer      Chairman of the Board, Chief Executive Officer   64
Lawrence Schaffer     Director, President, Chief Financial Officer     38
Waddy Stephenson      Director, Secretary                              46
William J Rappaglia   Director, Chief Operating Officer                59

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

William Rapaglia has over twenty-five years experience in real-estate acquisitions, finance syndication and development. Additionally since 1995, Mr. Rapaglia has been intricately involved with the management, direction, growth and development of both private and public companies.

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

Compliance with Section 16(a) of the Act

The members of the Board of Directors, certain executive officers of the Company and persons who hold more than 10% of the Company's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act which require them to file reports with respect to their ownership of common stock and their transactions in common stock. Based upon the copies of Section 16(a) reports that the Company received from such persons for their 2005 fiscal year transactions in the common stock and their common stock holdings, the Company believes that the reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by certain of its executive officers, Board members and greater than ten-percent stockholders.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of reviewing a code of ethics with our attorneys and the independent board members and will adopt one upon completion of discussions.

Item 10. Executive Compensation

The following Summary Compensation Table sets forth the accrued compensation earned by the Company's Chief Executive Officer and Chief Financial Officer for the year ended September 30, 2006.

                           Annual Compensation
                         ----------------------
Name                     Year   Salary    Bonus
----------------------   ----   -------   -----
Michael Schaffer, CEO    2006   $99,000   $--(1)
Lawrence Schaffer, CFO   2006   $84,000   $--(2)

      (1)   Includes an auto allowance of $9,000.

      (2)   Includes an auto allowance of $6,000.

Option Grants in Last Fiscal Year

      None

Aggregated Option Exercised in Last Fiscal Year and Year End Option Holdings

      None

Employment Agreements:

As of September 30, 2006 there were no employment agreements with any current employees.

Compensation of Directors

On October 25, 2005, the Company issued 150,000 shares of its common stock to each of the Company's four directors, a total of 600,000 shares, as compensation for services for the year ended September 30, 2005. The market value of the stock on the date granted was $0.10 per share for a total of $60,000, which was charged to director's compensation as of September 30, 2005. During the year ended September 30, 2006 the Company accrued compensation for each director an amount of $2,000 per month for a total of $96,000 as compensation for services performed during the year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2006 with respect to beneficial ownership of the outstanding shares of common stock of the Registrant by the Registrant's directors, executive officers and each person known by the Registrant to own in excess of 5% of the outstanding shares of common stock of the Registrant, and the directors and executive officers as a group. Unless otherwise specified, the address of all listed persons is 5950 La Place Court Suite 155, Carlsbad, CA 92008. Beneficial ownership is determined in accordance with the SEC Rule 13d-3 and generally includes shares over which the holder has voting or investment power, subject to community property laws. All shares of common stock obtainable upon conversion of securities or exercise of stock options or warrants (including those that are not currently exercisable but will become exercisable within 60 days hereafter) are considered to be beneficially owned by the person holding the options or warrants for computing that person's percentage, but are not treated as outstanding for computing the percentage of any other person. Unless otherwise specified, each person below has personal and sole beneficial ownership of the shares of common stock:

Name of Beneficial Owner                                        Total       %
-------------------------------------------------------       ---------   -----
Michael Schaffer                                          1   1,706,015    6.35%
Lawrence Schaffer                                         2   1,562,850    5.84%
Waddy Stephenson                                          3     746,300    2.80%
William Rapaglia                                          4   1,900,000    7.12%
Directors and Executive Officers as a group (4 persons)       5,915,165   21.26%
  Canadian Commercial Workers Industry Pension Plan
  125 Queens Plate Drive, Ste. 220
  Etobicoke, Ontario M9W 6V1                              5   1,820,833    6.53%
Sam D. Schwartz
  16032 Valley Meadow Place
  Encino, CA 91436                                            3,767,300   14.29%

(1) Includes 1,206,015 shares and warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.10. These warrants expire on March 31, 2007.

(2) Includes 1,187,850 shares and warrants to purchase 375,000 shares of the Company's common stock at an exercise price of $0.10. These warrants expire on March 31, 2007.

(3) Includes 496,300 shares and warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.10. These warrants expire on March 31, 2007.

(4) Includes 1,575,000 shares and warrants to purchase 325,000 shares of the Company's common stock at an exercise price of $0.10. These warrants expire on March 31, 2007.

(5) Includes 320,833 shares and warrants to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.25. These warrants expire on December 31, 2008.

(6) This table was calculated using the number of shares outstanding as of December 31, 2006, which was 26,370,145.

Item 12. Certain Relationships and Related Transactions

On October 19, 2005, the Company issued to Sam Schwartz 200,000 shares of its common stock in payment of accrued interest on the outstanding convertible debentures in the amount of $7,175 ($0.072 per share).

On October 20, 2005, the Company entered into a one-year agreement for services with Kaliber Management Corporation ("Kaliber") to assist the Company in seeking additional capital pursuant to which the Company issued to Kaliber 300,000 shares of its common stock. The market value of the stock on the date granted was $0.08 per share for a total of $24,000, which was charged to financial consulting fees.

On July 14, 2006, the Company issued to Kaliber Management Corporation, 150,000 shares of its common stock for financial consulting services. The market value of the stock on the date granted was $0.50 per share for a total of $76,000, which was charged to financial consulting fees.

On February 28, 2005, the Company purchased a 65.63% interest, valued at $287,000, in the remaining case portfolio of Case Financial Funding, Inc through the issuance of a convertible debenture in the amount of $287,000. In September 2006, pursuant to the terms of the debenture, the debenture was converted to 1,913,333 shares of the Company's common stock representing a conversion price of $0.15 per share. On December 19, 2006, the Company issued to Sam Schwartz these shares along with an additional 50,000 shares of its common stock in payment of accrued interest still due on this debenture in the amount of $8,370.81 ($0.167 per share).

Sam Schwartz is deemed a related party in that his beneficial common stock ownership exceeds 5%. Kaliber Management Corporation is deemed a related party in that Sam Schwartz controls it.

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

Old Case Inc. was deemed a related party in that its beneficial common stock ownership prior to this transaction exceeded 5%.

On March 31, 2006, the Company reached a settlement agreement with the CCWIP and its subsidiaries, resolving and dismissing all pending litigation between the Company and the Canadian Commercial Workers Industry Pension Plan (CCWIP). The settlement agreement also establishes a mechanism for the collection of advances made by the Company on behalf of either party. The key terms to this agreement are:

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

The CCWIP is deemed a related parted in that its common stock ownership exceeds 5%.

On September 1, 2006, the Company reached a settlement agreement with Harvey Bibicoff, a former director and officer of the Company, resolving and dismissing all pending litigation between the Company and this Mr. Bibicoff. The key terms to this settlement agreement were:

      o The cancellation of promissory notes and accrued interest together totaling approximately $875,000 held by this individual.

      o The dismissal of this individual from the derivative lawsuit filed in the Delaware Court of Chancery on March 16, 2005.

      o The release of each party from any and all claims that could have been asserted by the other party in any of the actions dismissed as a result of this settlement agreement.

During the year ended September 30, 2006, William Rapaglia, a director of the Company, exercised warrants to purchased 500,000 shares of the Company's common stock at an exercise price of $.10 per share.

Item 13. Exhibits and Reports

(a) Exhibits. The exhibits listed on the attached Exhibit Index are filed as part of this report.

ITEM 14. Principal Accountant Fees and Services.

Kabani and Company, Inc. was our independent accountant for the years ended September 30, 2005 and for the interim periods ended December 31, 2005 and March 31, 2006. Services provided to us by Kabani & Co. with respect to such periods consisted primarily of the audit of our financial statements and limited reviews of the Form 10-QSB Quarterly Reports for the interim periods included therein pursuant to Statement on Auditing Standards No. 100. Charges by Kabani & Co with respect to these matters aggregated approximately $15,000 for the interim periods ended December 31, 2005 and March 31, 2006.

Chang G. Park was our independent accountant for the years ended September 30, 2006 and for the interim period June 30, 2006. Services provided to us by Chang
G. Park with respect to such periods consisted primarily of the audit of our financial statements and limited reviews of the Form 10-QSB Quarterly Reports for the interim periods included therein pursuant to Statement on Auditing Standards No. 100. Chang G. Park with respect to these matters aggregated approximately $2,500 for the interim period ended June 30, 2005. Audit fees for the year ended September 30, 2006 is anticipated to total $14,500. Review fees for the interim periods ending December 31, 2006, March 31, 2007, and June 30, 2007 are anticipated to total $7,500.

The accountant fees spent for each of the Company's years ended 2006 and 2005 are set forth as follows in tabular form:

                       2006     2005
                     -------   -------
Audit Fees           $32,000   $60,500
Audit Related Fees   $  0.00   $  0.00
Tax Fees             $  0.00   $  0.00
All Other Fees       $  0.00   $  0.00

The Company's Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. There have been no non-audit services provided by our independent accountant in 2006.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Case Financial, Inc.

Date: January 11, 2007             By: /S/ Michael Schaffer
                                       -----------------------------------------
                                       Michael Schaffer, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature                  Title(s)                 Date
----------------------   -----------------------   ----------------


/s/ Michael Schaffer         Chairman of the
----------------------     Board of Directors,
Michael Schaffer         Chief Executive Officer   January 11, 2007


/s/ Lawrence Schaffer
----------------------     Director, President,
Lawrence Schaffer        Chief Financial Officer   January 11, 2007


/s/ Waddy Stephenson
----------------------
Waddy Stephenson           Director, Secretary     January 11, 2007

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