Form 10QSB
period 2006-12-31
CASE FINANCIAL INC
filed 2007-02-14
CIK 1096841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006
                                       or
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

           Number of shares of issuer's common stock outstanding as of
                          January 31, 2007: 26,370,145

Transitional Small Business Disclosure Format (check one). Yes [_] No [X]

Documents incorporated by reference: None.


PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------

                                 ASSETS
                                                                                AS OF               AS OF
                                                                             DECEMBER 31,        SEPTEMBER 30,
                                                                                 2006                2006
                                                                          -----------------   -----------------
CURRENT ASSETS
Cash & cash equivalents                                                    $       122,069     $       101,299
Prepayments and deposits                                                             6,669               6,711
Investment - Bahamas                                                                40,000              40,000
Assets from discontinued operations                                              1,837,508           1,880,258
                                                                          -----------------   -----------------
TOTAL CURRENT ASSETS                                                             2,006,246           2,028,268

NET PROPERTY & EQUIPMENT                                                             1,607               2,142

                                                                          -----------------   -----------------
      TOTAL ASSETS                                                         $     2,007,853     $     2,030,411
                                                                          =================   =================

            LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses                                      $       823,022     $       794,172
Loans payable - related parties                                                    183,800             198,800
Loans payable                                                                      225,000             270,000
Liabilities from discontinued operations                                         2,025,558           2,008,448
                                                                          -----------------   -----------------
TOTAL CURRENT LIABILITIES                                                        3,257,380           3,271,419
                                                                          -----------------   -----------------

      TOTAL LIABILITIES                                                          3,257,380           3,271,419

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, (par value $.001 per share, 100,000,000 shares authorized: 27,370,145 and 25,406,812 shares issued and outstanding
    as of December 31, and September 30, 2006)                                      27,370              25,407
Common stock to be issued                                                                -             294,500
Paid-in capital                                                                  9,844,931           9,552,394
Treasury Stock                                                                    (240,000)           (240,000)
Accumulated deficit                                                            (10,881,828)        (10,873,309)
                                                                          -----------------   -----------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (1,249,527)         (1,241,008)

                                                                          -----------------   -----------------
      TOTAL LIABILITIES &
           STOCKHOLDERS' EQUITY (DEFICIT)                                  $     2,007,853     $     2,030,411
                                                                          =================   =================


                               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------

                                                                                 THREE MONTHS    THREE MONTHS
                                                                                     ENDED           ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,
                                                                                     2006            2005
                                                                                --------------  --------------

REVENUES
Service fees, related parties                                                   $           -   $           -
                                                                                --------------  --------------
NET REVENUE                                                                                 -               -

OPERATING EXPENSES
Depreciation                                                                              536           1,520
General and administrative
                                                                                      114,876         219,631
                                                                                --------------  --------------
TOTAL OPERATING EXPENSES                                                              115,412         221,151

INCOME (LOSS) FROM OPERATIONS                                                        (115,412)       (221,151)

OTHER INCOME
Interest income                                                                             -             154
Interest expense                                                                       (5,775)       (104,036)
Non-cash finance expenses                                                                   -         (50,584)
Miscellaneous income                                                                    1,538               -
                                                                                --------------  --------------
TOTAL OTHER INCOME                                                                     (4,237)       (154,466)

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEMS             (119,649)       (375,617)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS                                              111,131         (18,851)
                                                                                --------------  --------------

NET INCOME (LOSS)                                                               $      (8,518)  $    (394,468)
                                                                                ==============  ==============

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
>From continuing operations                                                      $       (0.00)  $       (0.02)
                                                                                ==============  ==============

>From discontinued operations                                                    $       (0.00)  $       (0.02)
                                                                                ==============  ==============

Net Income (Loss)                                                               $       (0.00)  $       (0.02)
                                                                                ==============  ==============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES - BASIC AND DILUTED                                               27,370,145      24,567,485


                               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------

                                                                                 THREE MONTHS    THREE MONTHS
                                                                                     ENDED           ENDED
                                                                                 DECEMBER 31,    DECEMBER 31,
                                                                                     2006            2005
                                                                                --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                               $       (8,518) $     (394,468)
Gain (Loss) from discontinued operations                                               111,131          18,851
                                                                                --------------  --------------
Loss from continuing operations                                                       (119,649)       (375,617)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Loss on forgiveness of debt                                                             42,750               -
Depreciation                                                                               536           1,520
Amortization of debt premium                                                                 -          66,128
Amortization of warrants issued with debt                                                    -          47,690
Amortization of beneficial conversion feature of convertible debentures                      -           2,391
Common Stock and options for compensation                                                               45,000
Changes in operating assets and liabilities:
(Increase) decrease in prepayments and other assets                                         42            (375)
(Increase) decrease in accounts payable and accrued expenses                            28,850         189,762
                                                                                --------------  --------------
     NET CASH USED IN CONTINUING OPERATIONS                                            (47,471)        (23,501)
     NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                     (111,131)        (28,773)
                                                                                --------------  --------------
     NET CASH USED BY OPERATING ACTIVITIES                                              63,660         (52,274)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in restricted cash                                                                  -            (427)
                                                                                --------------  --------------
     NET CASH USED IN CONTINUING OPERATIONS                                                  -            (427)
     NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                            -           6,375
                                                                                --------------  --------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     -           5,948

CASH FLOWS FROM FINANCING ACTIVITIES

Payments to related party                                                              (15,000)              -
Repayments of borrowings                                                               (45,000)              -
Proceeds from related party borrowings
                                                                                             -          41,300
                                                                                --------------  --------------
     NET CASH USED IN CONTINUING OPERATIONS                                            (60,000)         41,300
     NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                       17,110               -
                                                                                --------------  --------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               (42,890)         41,300

     NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                 20,770          (5,026)
     CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    101,299          14,367
                                                                                --------------  --------------
     CASH & CASH EQUIVALENTS AT END OF PERIOD                                   $      122,069  $        9,341
                                                                                ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the three month period for Interest                            $            -  $            -
                                                                                ==============  ==============

Income taxes paid                                                               $            -  $            -
                                                                                ==============  ==============

                               SEE NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                       4

                      CASE FINANCIAL, INC AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying December 31, 2006 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2006 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 2006 audited consolidated financial statements. The results of operations for periods ended December 31, 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management intention to seek additional operating funds through operations, and debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

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

On March 25, 2005 a derivative lawsuit was filed by a major stockholder and secured lender of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a former director alleging that these officers and directors had damaged the Company by
(a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Management believes that the outcome of this case will not have a material impact on the financial condition of the Company. Mr. Gregory, Mr. Pollock and Mr. Bibicoff have been released from this action based on settlement agreements discussed in the Company's Form 10KSB filed on January 11, 2007 with the Securities and Exchange Commission. Mr. Alden remains a defendant in this action.

On April 25, 2005, Mr. Alden filed a breach of contract lawsuit against the Company in the Superior Court of the State of California, Case Number BC 332373. This lawsuit had been stayed by the court pending the outcome of the derivative action and was dismissed on January 29, 2007.

On April 19, 2006 Mr. Alden filed a wrongful termination lawsuit against the Company in the Superior Court of the State of California, Case Number BC 350929. This lawsuit had been stayed by the court pending the outcome of the derivative action and was dismissed on January 29, 2007. Mr. Alden has been directed by the court not to file any additional lawsuits against the Company until the derivative action has been resolved.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The discussion contained herein is for the three and nine months ended December 31, 2006 and 2005. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006.

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as "anticipates", "expects", "intends", "plans", "believes", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in "Factors That May Affect Future Results" in the Company's Form 10KSB filed on January 11, 2007with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006 is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2006 and in the Company's other filings with the Securities and Exchange Commission.

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

OUR CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: discontinued operations, use of estimates and impairment of long-lived assets. These accounting policies are discussed in "ITEM 6 -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, as well as in the notes to the September 30, 2006 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at September 30, 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of costs not directly associated with our Litigation Finance Business. For the three months ended December 31, 2006, administrative expenses decreased by $104,755 to $114,876.

INTEREST EXPENSES

Interest expense was $5,775 for the three months ended December 31, 2006 compared with $104,036 for the three months ended December 31, 2005, a decrease of $98,261.

OPERATING ACTIVITIES

Our balance sheet at December 31, 2006 reflects cash of $122,069 compared to cash of $101,300 at September 30, 2006, an increase of $20,769. Net cash used in operating activities was $63,660 for the three months ended December 31, 2006 compared to $52,274 for the three months ended December 31, 2005. The increase in cash used in continuing operations is the result of our decreases in accounts payable and accrued expenses primarily as a result of forgiveness of debt.

INVESTMENT ACTIVITIES

Net cash provided by investing activities for the three months ended December 31, 2006 was zero compared to net cash provided by investing activities of $5,948 for the three months ended December 31, 2005 a decrease of $5,948. This decrease is the result of our inability to collect on the remaining cases in our portfolio of cases in the discontinued Litigation Finance Business.

FINANCING ACTIVITIES

Net cash provided by financing activities was ($42,890) for the three months ended December 31, 2006 as compared to net cash used by finance activities of $41,300 for the three months ended December 31, 2005. This decrease is the result of repayments of borrowings consisted of officer loans and are classified as current operations. Net cash used in financing activities from discontinued operations was zero for the three months ended December 31, 2005.

PRINCIPAL COMMITMENTS

We conduct our operations utilizing leased facilities under a non-cancelable operating lease agreement expiring on April 30, 2007. Future minimum lease commitments, excluding property taxes and insurance, are $13,816 through the end of the lease term.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2006, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 25, 2005 a derivative lawsuit was filed by a major stockholder and secured lender of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a former director alleging that these officers and directors had damaged the Company by
(a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Management believes that the outcome of this case will not have a material impact on the financial condition of the Company. Mr. Gregory, Mr. Pollock and Mr. Bibicoff have been released from this action based on settlement agreements discussed in the Company's Form 10KSB filed on January 11, 2007 with the Securities and Exchange Commission. Mr. Alden remains a defendant in this action.

On April 25, 2005, Mr. Alden filed a breach of contract lawsuit against the Company in the Superior Court of the State of California, Case Number BC 332373. This lawsuit had been stayed by the court pending the outcome of the derivative action and was dismissed on January 29, 2007.

On April 19, 2006 Mr. Alden filed a wrongful termination lawsuit against the Company in the Superior Court of the State of California, Case Number BC 350929. This lawsuit had been stayed by the court pending the outcome of the derivative action and was dismissed on January 29, 2007. Mr. Alden has been directed by the court not to file any additional lawsuits against the Company until the derivative action has been resolved.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES

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

ITEM 3. DEFAULTS IN SENIOR SECURITIES

As of December 31, 2006, the Company is in default on the following notes:

        1.  Notes payable, uncollateralized, interest payable           $150,000
            monthly at 12.0% per annum, due January 1, 2007. The
            Company is in default on this note.
        2.  Note payable unsecured payable May 23, 2004 plus            $100,000
            interest at 8% per annum. The Company is in default
            on this note due to nonpayment of interest.
        3.  Note payable, uncollateralized, interest payable             $50,000
            monthly at 12.0% per annum, due January 1, 2007. The
            Company is in default on this note due to nonpayment
            of interest.
        4.  Promissory demand notes, unsecured, interest payable        $120,000
            monthly at 12.0% per annum. The Company is in default on these notes due to nonpayment of interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

      Exhibit No.

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
      31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
      32          Certification Pursuant to Section 906 of the Sarbanes Oxley
                  Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CASE FINANCIAL, INC.

Dated: February 14, 2007                /s/ Michael Schaffer
                                        ----------------------------------------
                                        By: Michael Schaffer
                                        Its: Chief Executive Officer
                                        (Principal Executive Officer)


Dated: February 14, 2007                /s/ Lawrence Schaffer
                                        ----------------------------------------
                                        By: Lawrence Schaffer
                                        Its: Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)