Form 10QSB
period 2007-03-31
CASE FINANCIAL INC
filed 2007-05-18
CIK 1096841

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
                                       or
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

           Number of shares of issuer's common stock outstanding as of
                           April 30, 2007: 28,295,145

Transitional Small Business Disclosure Format (check one). Yes [_] No [X]

Documents incorporated by reference: None.


PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                    CASE FINANCIAL, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                               MARCH 31, 2007

-------------------------------------------------------------------------------------------------------

                                                    ASSETS
                                                                        (UNAUDITED)
                                                                           AS OF              AS OF
                                                                         MARCH 31,        SEPTEMBER 30,
                                                                           2007               2006
                                                                       ------------       ------------
CURRENT ASSETS
     Cash & cash equivalents                                           $     55,588       $    101,299
     Prepayments and deposits                                                23,444              6,711
     Investment - Bahamas                                                    40,000             40,000
     Assets from discontinued operations                                  1,677,127          1,880,258
                                                                       ------------       ------------

TOTAL CURRENT ASSETS                                                      1,796,159          2,028,268

NET PROPERTY & EQUIPMENT                                                      1,071              2,142
                                                                       ------------       ------------

      TOTAL ASSETS                                                     $  1,797,230       $  2,030,411
                                                                       ============       ============

                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued expenses                             $  1,035,859       $    794,172
     Loans payable - related parties                                        154,000            198,800
     Loans payable                                                          170,000            270,000
     Liabilities from discontinued operations                             1,677,677          2,008,448
                                                                       ------------       ------------

TOTAL CURRENT LIABILITIES                                                 3,037,536          3,271,419

      TOTAL LIABILITIES                                                   3,037,536          3,271,419

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, (par value $.001 per share, 100,000,000 shares authorized: 28,070,145 and 25,406,812 shares issued and
         outstanding as of March 31, 2007 and September 30, 2006)            28,070             25,407
     Common stock to be issued                                                   --            294,500
     Paid-in capital                                                      9,868,481          9,552,394
     Treasury Stock                                                        (240,000)          (240,000)
     Accumulated deficit                                                (10,896,857)       (10,873,309)
                                                                       ------------       ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (1,240,306)        (1,241,008)
                                                                       ------------       ------------
        TOTAL LIABILITIES &
                   STOCKHOLDERS' EQUITY (DEFICIT)                      $  1,797,230       $  2,030,411
                                                                       ============       ============


                                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

 ------------------------------------------------------------------------------------------------------------------


                                                 THREE MONTHS      THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                    ENDED             ENDED            ENDED           ENDED
                                                  MARCH 31,         MARCH 31,        MARCH 31,       MARCH 31,
                                                     2007              2006            2007            2006

                                               ----------------- ----------------- --------------------------------
 REVENUES
   Contract Fees                                        --                 --                 --                 --
   Service fees, related parties              $         --       $         --       $         --       $         --
                                              ------------       ------------       ------------       -------------

NET REVENUE                                             --                 --                 --                 --

OPERATING EXPENSES
     Provision for losses on investments
       in contracts                                     --                 --                 --                 --
     Depreciation                                      536                 --              1,071                 --
     General and administrative                     94,991            204,157            193,313            425,308
                                              ------------       ------------       ------------       -------------

TOTAL OPERATING EXPENSES                            95,527            204,157            194,384            425,308
                                              ------------       ------------       ------------       -------------

OTHER INCOME & (EXPENSES)
     Other Income                                       --                 --                 --                 --

TOTAL OTHER INCOME & (EXPENSES)                         --                 --                 --                 --

INCOME (LOSS) FROM OPERATIONS                      (95,527)          (204,157)          (194,384)          (425,308)

OTHER INCOME
     Interest income                                    --                 18                 --                172
     Interest expense                              (10,018)          (115,528)           (19,793)          (219,563)
     Non-cash finance expenses                          --            (16,074)                --            (66,658)
     Miscellaneous income                            1,000                 --              2,538                 --
                                              ------------       ------------       ------------       -------------

TOTAL OTHER INCOME                                  (9,018)          (131,584)           (17,255)          (286,049)
                                              ------------       ------------       ------------       -------------

NET INCOME (LOSS) BEFORE DISCONTINUED
OPERATIONS AND EXTRAORDINARY ITEMS                (104,545)          (335,741)          (211,639)          (711,357)
                                              ============       ============       =============      =============

GAIN (LOSS) FROM DISCONTINUED OPERATIONS            98,426              8,743            188,091            (10,107)
                                              ------------       ------------       ------------       -------------

NET LOSS BEFORE EXTRAORDINARY ITEM                  (6,119)          (326,998)           (23,548)       (721,464.00)
                                              ============       ============       =============      =============
EXTRAORDINARY ITEM:
Gain on forgiveness of debt                             --          3,192,943                 --          3,192,943
                                              ------------       ------------       ------------       -------------
NET INCOME (LOSS)                             $     (6,119)     $2,865,945.00      $    (23,548)      $2,471,479.00
                                              ============       ============       =============      =============

NET INCOME (LOSS) PER COMMON SHARE -
BASIC AND DILUTED:
From continuing operations                    $      (0.00)      $      (0.01)      $         (0)      $       (0.03)
                                              ============       ============       =============      =============

From discontinued operations                  $       0.00       $       0.00       $          0       $        0.00
                                              ============       ============       =============      =============
From extraordinary item                       $         --       $       0.13       $         --       $        0.13
                                              ============       ============       =============      =============

Net Income (Loss)                              $     (0.00)      $       0.12       $         (0)      $        0.10
                                              ============       ============       =============      =============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES - BASIC AND DILUTED             24,758,064         24,758,064         24,817,862         24,817,862
                                              ============       ============       =============      =============


                                         CASE FINANCIAL, INC. AND SUBSIDIARIES
                                           UNAUDITED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------


                                                                                            SIX MONTHS     SIX MONTHS
                                                                                              ENDED          ENDED
                                                                                            MARCH 31,      MARCH 31,
                                                                                               2007           2006
                                                                                           ------------- ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES
 ------------------------------------
      Net income (loss)                                                                 $  (211,639)      $ 2,471,479
      Gain (Loss) from discontinued operations                                              188,091                --
                                                                                        ------------      -----------
      Loss from continuing operations                                                       (23,548)        2,471,479
      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
           Gain on forgiveness of debt                                                           --         3,192,943
           Depreciation                                                                       1,071             2,213
           Amortization of debt premium                                                          --            67,972
           Provision for losses on investments in contracts                                      --                --
           Beneficial conversion feature                                                         --                --
           Amortization of warrants issued with debt                                             --            27,637
           Amortization of beneficial conversion feature of convertible debentures               --             4,782
           Common stock and options for compensation/ Directors                                (750)           45,000
           Changes in operating assets and liabilities:
                (Increase) decrease in prepayments and other assets                         (16,733)             (250)
                 Increase (decrease) in accounts payable and accrued expenses               241,687           336,738
                                                                                        ------------      -----------

      NET CASH USED IN CONTINUING OPERATIONS                                                201,727          (237,642)
      NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                          203,132           108,721
                                                                                        ------------      -----------

      NET CASH USED BY OPERATING ACTIVITIES                                                 404,859          (128,921)

 CASH FLOWS FROM INVESTING ACTIVITIES
 ------------------------------------
      Investment in contracts - collections                                                      --                --
      Decrease in loans receivable - collections                                                 --                --
      Purchase of equipment                                                                      --                --
      Increase in restricted cash                                                                --              (427)
                                                                                        ------------      -----------
      NET CASH USED IN CONTINUING OPERATIONS                                                     --              (427)
      NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                               --                --
                                                                                        ------------      -----------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                        --              (427)


 CASH FLOWS FROM FINANCING ACTIVITIES
 ------------------------------------
      Proceeds from loans payable                                                          (100,000)           51,540
      Proceeds from loans payable (related party)                                           (44,800)           89,423
      Common stock                                                                           25,000                --
                                                                                        ------------      -----------

      NET CASH USED IN CONTINUING OPERATIONS                                               (119,800)          140,963
      NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                         (330,771)               --
                                                                                        ------------      -----------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  (450,571)          140,963
                                                                                        ------------      -----------

     NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                     (45,711)           11,615

     CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         101,299            14,367
                                                                                        ------------      -----------

     CASH & CASH EQUIVALENTS AT END OF PERIOD                                           $    55,588       $    25,982
                                                                                        ===========       ===========


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:

 Interest expense                                                                       $    19,793      $219,563.00
                                                                                        ===========       ===========
 Income taxes paid                                                                      $        --       $        --
                                                                                        ===========       ===========

SUPPLEMENTAL DISCLOSURES OF NON CASH FLOW
 INFORMATION:

 Common stock issued for services                                                                --                --
                                                                                        ===========       ===========
 Common stock issued in payment of accrued interest                                     $        --       $    45,000
                                                                                        ===========       ===========
 Common stock returned to treasury in settlement with debt holders                      $        --      $(325,000.00)
                                                                                        ===========       ===========
 Warrants issued in settlement with debt holders                                        $        --       $405,000.00
                                                                                        ===========       ===========

                      CASE FINANCIAL, INC AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS
The accompanying March 31, 2007 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 2006 audited consolidated financial statements. The results of operations for periods ended March 31, 2007 are not necessarily indicative of the operating results for the full years.

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

LEGAL PROCEEDINGS
On March 25, 2005 a derivative lawsuit was filed by a major stockholder and secured lender of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a former director alleging that these officers and directors had damaged the Company by
(a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Management believes that the outcome of this case will not have a material impact on the financial condition of the Company. Mr. Gregory, Mr. Pollock and Mr. Bibicoff were released from this action based on settlements discussed in previous filings. Mr. Alden remains a defendant in this action.

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

On June 2, 2006, a lawsuit was filed against the Company by a relative of Eric Alden, in the Superior Court of the State of California, Case Number BC 347120. The plaintiff is demanding payment on a promissory note in the amount of $100,000 as well as repayment of three advances made to attorneys by the Company on the plaintiff's behalf. On February 1, 2007, a settlement agreement was reached between the Company and the plaintiff where the plaintiff received $80,000 from moneys collected from one of these three advances. Additionally, the Company assigned to the plaintiff the right to collect the remaining two advances directly from the attorney who received the advance.

On June 23, 2006, a lawsuit was filed against the Company by a relative of Eric Alden, in the Superior Court of the State of California, Case Number BC 347120. The plaintiff is demanding repayment of two advances made to attorneys by the Company on the plaintiff's behalf. On February 1, 2007, a settlement agreement was reached between the Company and the plaintiff where the plaintiff received $100,000 from moneys collected from one of these two advances. Additionally, the Company assigned to the plaintiff the right to collect the remaining advance directly from the attorney who received the advance.

On July 12, 2006, a lawsuit was filed against the Company by Woodland Finance Inc., a California Corporation, in the Superior Court of the State of California, Case Number BC 355323. The plaintiff Woodland Finance Inc., as assignee of Eric Alden and Frederick Barak, is demanding payment on two promissory notes in the amount of $45,000.00 and $75,000.00. The Company continues to defend this suit and believes the ultimate outcome of it will not have a material impact on the Company's financial condition.

On February 27, 2007, the Company filed suit in the United States District Court, Southern District of California, case number 07CV 0342 W JMA, against the Canadian Commercial Workers Industry Pension Plan ("CCWIP"), South Ocean Development Company Ltd. ("South Ocean"), Allen & Company and certain individuals for fraud arising out of their conduct with respect to prior litigation over certain agreements to purchase a waterfront hotel property, overlooking a golf course and marina, including a gaming license, located on the island of New Providence, Bahamas. The suit alleged that the defendants made fraudulent misrepresentations intended to induce Case Financial to rely and act on these misrepresentations and enter into a settlement agreement resolving the prior litigation. The suit also alleged that the defendants knowingly concealed facts that would have had a material impact on that settlement agreement. On April 24, 2007, the Company dismissed this lawsuit, because an employee of ("CCWIPP") refused to release funds owed to Case Financial & therefore the company could not afford to continue the lawsuit.

On March 6, 2007 a lawsuit was filed in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County Florida, case number 07-06488CA 02 against the Company by a law firm, for unpaid legal bills in the amount of $94,036. The Company believes these fees are exorbitant and will defend this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The discussion contained herein is for the three and six months ended March 31, 2007. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007.

FORWARD LOOKING STATEMENTS
The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as "anticipates", "expects", "intends", "plans", "believes", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in "Factors That May Affect Future Results" in the Company's Form 10KSB filed on January 11, 2007 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007and in the Company's other filings with the Securities and Exchange Commission.

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

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses consist of costs not directly associated with our Litigation Finance Business. For the three and six months ended March 31, 2007, administrative expenses decrease $109,166 and $231,995, or 53%, respectively, to $94,991 and $204,157 for the three and six months ended March 31, 2007.

INTEREST EXPENSES
Interest expense was $10,018 for the three months ended March 31, 2007 compared with $115,528 for the three months ended March 31, 2006, a decrease of $105,510, or 91%. For the six months ended March 31, 2007, interest expense was $19,793 as compared to $219,563 for the six months ended March 31, 2006, an increase of $199,770 or 91%.

OPERATING ACTIVITIES
Our balance sheet at March 31, 2007 reflects cash of $55,588 compared to cash of $101,300 at September 30, 2006, a decrease of $45,712. Net cash used in operating activities was $404,859 for the six months ended March 2007 compared to ($128,921) for the six months ended March 31, 2006, an increase in cash used in operating activities of $533,780. Net cash used in operating activities from continuing operations was $201,727 for the six months ended March 31, 2007 as compared to $237,642 for the six months ended March 31, 2006, an increase of $439,369. The increase in cash used in continuing operations is the result of our decreases in accounts payable and accrued expenses primarily as a result of forgiveness of debt. Net cash provided by operating activities from discontinued operations was $203,132 for the six months ended March 31, 2007 as compared to $108,721 for the six months ended March 31, 2006.

INVESTMENT ACTIVITIES
Net cash provided by investing activities for the six months ended March 31, 2007 was zero compared to net cash provided by investing activities of ($427) for the six months ended March 31, 2006 a decrease of $427.

FINANCING ACTIVITIES
Net cash provided by financing activities was ($450,571) for the six months ended March 31, 2007 as compared to net cash used by finance activities of $140,963 for the six months ended March 31, 2006. This decrease is the result of repayments of borrowings consisted of officer loans that are classified as current operations. Net cash used in financing activities from discontinued operations was $330,771 for the six months ended March 31, 2007.

PRINCIPAL COMMITMENTS
We conduct our operations utilizing leased facilities under a non-cancelable operating lease agreement expiring on June 1, 2009. Future minimum lease commitments, excluding property taxes and insurance, are $32,218.24 through the end of the lease term.

OFF-BALANCE SHEET ARRANGEMENTS
At March 31, 2007, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 25, 2005 a derivative lawsuit was filed by a major stockholder and secured lender of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a former director alleging that these officers and directors had damaged the Company by
(a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Management believes that the outcome of this case will not have a material impact on the financial condition of the Company. Mr. Gregory, Mr. Pollock and Mr. Bibicoff were released from this action based on settlements discussed in previous filings. Mr. Alden remains a defendant in this action.

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

On June 2, 2006, a lawsuit was filed against the Company by a relative of Eric Alden, in the Superior Court of the State of California, Case Number BC 347120. The plaintiff is demanding payment on a promissory note in the amount of $100,000 as well as repayment of three advances made to attorneys by the Company on the plaintiff's behalf. On February 1, 2007, a settlement agreement was reached between the Company and the plaintiff where the plaintiff received $80,000 from moneys collected from one of these three advances. Additionally, the Company assigned to the plaintiff the right to collect the remaining two advances directly from the attorney who received the advance.

On June 23, 2006, a lawsuit was filed against the Company by a relative of Eric Alden, in the Superior Court of the State of California, Case Number BC 347120. The plaintiff is demanding repayment of two advances made to attorneys by the Company on the plaintiff's behalf. On February 1, 2007, a settlement agreement was reached between the Company and the plaintiff where the plaintiff received $100,000 from moneys collected from one of these two advances. Additionally, the Company assigned to the plaintiff the right to collect the remaining advance directly from the attorney who received the advance.

On July 12, 2006, a lawsuit was filed against the Company by Woodland Finance Inc., a California Corporation, in the Superior Court of the State of California, Case Number BC 355323. The plaintiff Woodland Finance Inc., as assignee of Eric Alden and Frederick Barak, is demanding payment on two promissory notes in the amount of $45,000.00 and $75,000.00. The Company continues to defend this suit and believes the ultimate outcome of it will not have a material impact on the Company's financial condition.

On February 27, 2007, the Company filed suit in the United States District Court, Southern District of California, case number 07CV 0342 W JMA, against the Canadian Commercial Workers Industry Pension Plan ("CCWIP"), South Ocean Development Company Ltd. ("South Ocean"), Allen & Company and certain individuals for fraud arising out of their conduct with respect to prior litigation over certain agreements to purchase a waterfront hotel property, overlooking a golf course and marina, including a gaming license, located on the island of New Providence, Bahamas. The suit alleged that the defendants made fraudulent misrepresentations intended to induce Case Financial to rely and act on these misrepresentations and enter into a settlement agreement resolving the prior litigation. The suit also alleged that the defendants knowingly concealed facts that would have had a material impact on that settlement agreement. On April 24, 2007, the Company dismissed this lawsuit, because an employee of ("CCWIPP") refused to release funds owed to Case Financial & therefore the company could not afford to continue the lawsuit.

On March 6, 2007 a lawsuit was filed in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County Florida, case number 07-06488CA 02 against the Company by a law firm, for unpaid legal bills in the amount of $94,036. The Company believes these fees are exorbitant and will defend this matter.


ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES

In February 2007 warrants to purchase 250,000 shares of the Company's common stock at a price of $.10 per share were exercised. Additionally In March 2007, certain officers and directors of the Company exercised their remaining warrants to purchase a total of 1,450,000 shares of the Company's common stock at a price of $.10 per share.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

As of March 31, 2007, the Company is in default on the following notes:

     1.   Notes payable, uncollateralized, interest payable monthly at
          12.0% per annum, due January 1, 2007. The Company is in default on
          this note.                                                                 $150,000

     2.   Note payable, uncollateralized, interest payable monthly at 12.0% per annum, due January 1, 2007. The Company is in default on this note due
          to nonpayment of interest.                                                  $50,000

     3.   Promissory demand notes, unsecured, interest payable monthly at 12.0%
          per annum. The Company is in default on these notes due to nonpayment
          of interest.                                                               $120,000


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

                                     CASE FINANCIAL, INC.

Dated: May 17, 2007                  /s/ Michael Schaffer
                                     ------------------------------------------
                                     By: Michael Schaffer
                                     Its: Chief Executive Officer (Principal
                                     Executive Officer)

Dated: May 17, 2007                  /s/ Lawrence Schaffer
                                     ------------------------------------------
                                     By: Lawrence Schaffer
                                     Its: Chief Financial Officer (Principal
                                     Financial Officer and Principal Accounting
                                     Officer)