Form 10QSB
period 2007-06-30
CASE FINANCIAL INC
filed 2007-08-14
CIK 1096841

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2007
                                       or
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27757

                              CASE FINANCIAL, INC.
             (Exact Name of registrant as specified in its charter)

                    DELAWARE                                 33-0529299
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                Identification Number)

   7720 El Camino Real Suite 2E, Carlsbad, CA                  92009
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

           Number of shares of issuer's common stock outstanding as of
                           August 1, 2007: 28,535,145

Transitional Small Business Disclosure Format (check one). Yes [_] No [X]

Documents incorporated by reference: None.


                                       CASE FINANCIAL, INC. AND SUBSIDIARIES
                                            Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------------------
                                                      ASSETS
                                                                                 (Unaudited)
                                                                                    As of                As of
                                                                                  June 30,           September 30,
                                                                                    2007                 2006
                                                                                    ----                 ----
Current Assets
      Cash & cash equivalents                                                   $     16,390           $    101,299
      Prepayments and deposits                                                        20,654                  6,711
      Investment - Bahamas                                                            40,000                 40,000
      Assets from discontinued operations                                            924,000              1,880,258
                                                                                ------------           ------------

Total Current Assets                                                            $  1,001,044              2,028,268

Net Property & Equipment                                                                 536                  2,142
                                                                                ------------           ------------

        TOTAL ASSETS                                                            $  1,001,580           $  2,030,411
                                                                                ============           ============

                                   LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

  Current Liabilities
      Accounts payable and accrued expenses                                     $    874,416           $    794,172
      Loans payable - related parties                                                120,000                198,800
      Loans payable                                                                  200,000                270,000
      Liabilities from discontinued operations                                       924,000              2,008,448
                                                                                ------------           ------------

Total Current LiabilitiesT                                                         2,118,416              3,271,419

        TOTAL LIABILITIES
                                                                                   2,118,416              3,271,419

Stockholders' Equity (Deficit)

      Common stock, (par value $.001 per share, 100,000,000 shares authorized: 28,295,145 and 25,406,812 shares issued and
          outstanding as of June 30, 2007 and September 30, 2006)                     28,295                 25,407
      Common stock to be issued                                                            -                294,500
      Paid-in capital                                                             10,123,127              9,552,394
      Treasury Stock                                                                (240,000)              (240,000)
      Accumulated deficit                                                        (11,028,258)           (10,873,309)
                                                                                ------------           ------------

Total Stockholders' Equity (Deficit)                                              (1,116,836)            (1,241,008)

          TOTAL LIABILITIES &
                     STOCKHOLDERS' EQUITY (DEFICIT)                             $  1,001,580           $  2,030,411
                                                                                ============           ============

                        See Notes to Financial Statements

                                           CASE FINANCIAL, INC. AND SUBSIDIARIES
                                      Unaudited Consolidated Statements of Operations

---------------------------------------------------------------------------------------------------------------------------

                                                      Three Months       Three Months       Nine Months        Nine Months
                                                          Ended             Ended              Ended              Ended
                                                        June 30,           June 30,          June 30,           June 30,
                                                          2007               2006              2007               2006
                                                          ----               ----              ----               ----
Revenues
    Service fees, related parties                     $          -       $          -       $          -       $          -
                                                      ------------       ------------       ------------       ------------

Net Revenue                                                      -                  -                  -                  -

Operating Expenses
        Depreciation                                           536                  -              1,607                  -
        General and administrative                          98,606            204,157            267,334            425,308
                                                      ------------       ------------       ------------       ------------

Total Operating Expenses                                    99,142            204,157            268,941            425,308
                                                      ------------       ------------       ------------       ------------

Income (Loss) from operations                              (99,142)          (204,157)          (268,941)          (425,308)

Other Income
        Interest income                                          -                 18                  -                172
        Interest expense                                    (9,608)          (115,528)           (29,401)          (219,563)
        Non-cash finance expenses                                -            (16,074)                 -            (66,658)
        Miscellaneous income                                   500                  -              3,100                  -
                                                      ------------       ------------       ------------       ------------

Total Other income                                          (9,108)          (131,584)           (26,301)          (286,049)
                                                      ------------       ------------       ------------       ------------

Net income (loss) before discontinued
operations and extraordinary items                        (108,250)          (335,741)          (295,242)          (711,357)
                                                      ============       ============       ============       ============

Gain (Loss) from discontinued operations                   (30,650)             8,743            140,293            (10,107)
                                                      ------------       ------------       ------------       ------------

Net Loss before extraordinary item                        (138,900)          (326,998)          (154,949)       (721,464.00)
                                                      ============       ============       ============       ============
Extraordinary Item:
Gain on forgiveness of debt                                      -          3,192,943                  -          3,192,943
                                                      ------------       ------------       ------------       ------------

Net Income (Loss)                                     $   (138,900)      $  2,865,945       $   (154,949)      $  2,471,479
                                                      ============       ============       ============       ============

   Net Income (Loss) per common share - basic
                                 and diluted:

From continuing operations                            $      (0.00)      $      (0.01)      $         (0)      $      (0.03)

                                                      ============       ============       ============       ============

From discontinued operations                          $       0.00       $       0.00       $          0       $       0.00
                                                      ============       ============       ============       ============

From extraordinary item                               $          -       $       0.13       $          -       $       0.13
                                                      ============       ============       ============       ============

Net Income (Loss)                                     $      (0.00)      $       0.12       $         (0)      $       0.10

                                                      ============       ============       ============       ============

               Weighted average number of
        common shares - basic and diluted               28,221,519         24,758,064         28,023,050         24,817,862
                                                      ============       ============       ============       ============

                        See Notes to Financial Statements


                                            CASE FINANCIAL, INC. AND SUBSIDIARIES
                                              Unaudited Statements of Cash Flows

------------------------------------------------------------------------------------------------------------------------------


                                                                                                 Nine Months       Nine Months
                                                                                                    Ended             Ended
                                                                                                   June 30,          June 30,
                                                                                                     2007              2006
                                                                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

      Net income (loss)                                                                          $  (295,242)      $ 2,471,479

      Gain (Loss) from discontinued operations                                                       140,293                 -
                                                                                                 -----------       -----------
      Loss from continuing operations                                                               (154,949)        2,471,479
      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
                Gain on forgiveness of debt                                                                -         3,192,943
                Common stock                                                                         279,121
                Depreciation                                                                           1,607             2,213
                Amortization of debt premium                                                               -            67,972
                Amortization of warrants issued with debt                                                  -            27,637
                Amortization of beneficial conversion feature of convertible debentures                    -             4,782
                Common stock and options for compensation/ Directors                                       -            45,000
                Changes in operating assets and liabilities:
                        (Increase) decrease in prepayments and other assets                          (13,943)             (250)
                        Increase (decrease) in accounts payable and accrued expenses                  80,244           336,738
                                                                                                 -----------       -----------

  Net cash used in continuing operations                                                             192,080          (237,642)
  Net cash provided by discontinued operations                                                       203,131           108,721
                                                                                                 -----------       -----------

  Net cash used by operating activities                                                              395,211          (128,921)

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

      Increase in restricted cash                                                                          -              (427)
                                                                                                 -----------       -----------

  Net cash provided by (used in) investing activities
                                                                                                           -              (427)
                                                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

      Proceeds from loans payable                                                                    (70,000)           51,540
      Proceeds from loans payable (related party)                                                    (78,800)           89,423
                                                                                                 -----------       -----------

  Net cash used in continuing operations                                                            (148,800)          140,963
  Net cash provided by discontinued operations                                                      (331,321)                -
                                                                                                 -----------       -----------

  Net cash provided by (used in) financing activities                                               (480,121)          140,963
                                                                                                 -----------       -----------

  Net increase (decrease) in cash & cash equivalents
                                                                                                     (84,909)           11,615

  Cash & cash equivalents at beginning of period
                                                                                                     101,299            14,367
                                                                                                 -----------       -----------

  Cash & cash equivalents at end of period                                                       $    16,390       $    25,982
                                                                                                 ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest expense                                                                                 $    29,401       $   219,563
                                                                                                 ===========       ===========

Income taxes paid                                                                                $         -       $         -
                                                                                                 ===========       ===========

Common stock issued in payment of accrued interest                                               $         -       $    45,000
                                                                                                 ===========       ===========

Common stock returned to treasury in settlement with debt holders                                $         -       $  (325,000)
                                                                                                 ===========       ===========

Warrants issued in settlement with debt holders                                                  $         -       $   405,000
                                                                                                 ===========       ===========

                        See Notes to Financial Statements

                      CASE FINANCIAL, INC AND SUBSIDIARIES
                           NOTES TO INTERIM CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


NOTE 1 - CONDENSED FINANCIAL STATEMENTS
The accompanying June 30, 2007 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 2006 audited consolidated financial statements. The results of operations for periods ended June 30, 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 - STOCK ISSUANCE

On April 9, 2007 warrants to purchase 50,000 shares of the Company's common stock at a price of $.10 per share were exercised. Additionally on May 7, 2007 warrants to purchase 175,000 shares of the Company's common stock at a price of $.10 per share were exercised.

NOTE 5 - LEGAL PROCEEDINGS

On March 25, 2005 a derivative lawsuit was filed by a major stockholder and secured lender of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a former director alleging that these officers and directors had damaged the Company by
(a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Mr. Gregory, Mr. Pollock and Mr. Bibicoff were released from this action based on settlements discussed in previous filings. Mr. Alden remains a defendant in this action. Additionally, Mr. Alden has filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Case Number SCO880769. This suit, filed against the Company and its insurance carrier, allege breach of the Company's duty to indemnify Mr. Alden in the derivative lawsuit. Management believes that the outcome of these cases will not have a material impact on the financial condition of the Company.

On July 12, 2006, a lawsuit was filed against the Company by Woodland Finance Inc., a California Corporation, in the Superior Court of the State of California, Case Number BC 355323. The plaintiff Woodland Finance Inc., as assignee of Eric Alden and Frederick Barak, is demanding payment on two promissory notes in the amount of $45,000.00 and $75,000.00. On July 17, 2007, a settlement agreement was reached between the Company and the plaintiff where the plaintiff will receive $250,000 from the Company's portion of moneys recovered on a non-recourse advance made to an attorney. Interest will accumulate at the same rate that interest accumulates on the original advance. This advance is a non-recourse advance in which the Company does not receive payment if the case is not successfully prosecuted. The plaintiff assumes the same risk where the plaintiff receives no payment unless the Company receives payment and any negotiated reduction of interest will also reduce amounts owed to the plaintiff.

On March 6, 2007 a lawsuit was filed in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County Florida, case number 07-06488CA 02 against the Company by a law firm, for unpaid legal bills in the amount of $94,036. The Company believes these fees are exorbitant and will defend this matter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The discussion contained herein is for the three and nine months ended June 30, 2007. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007.

Forward Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as "anticipates", "expects", "intends", "plans", "believes", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in "Factors That May Affect Future Results" in the Company's Form 10KSB filed on January 11, 2007 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007 is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007and in the Company's other filings with the Securities and Exchange Commission.

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

General and Administrative Expenses

General and administrative expenses consist of costs not directly associated with our Litigation Finance Business. For the three and nine months ended June 30, 2007, administrative expenses decrease $105,015 and $156,367, or 49% and 63%, respectively, to $99,142 and $268,941 for the three and nine months ended June 30, 2007.

Interest Expenses

Interest expense was $9,608 for the three months ended June 30, 2007 compared with $115,528 for the three months ended June 30, 2006, a decrease of $105,920, or 92%. For the nine months ended June 30, 2007, interest expense was $29,401 as compared to $219,563 for the nine months ended June 30, 2006, a decrease of $190,162 or 87%.

Operating Activities

Our balance sheet at June 30, 2007 reflects cash of $16,390 compared to cash of $101,299 at September 30, 2006, a decrease of $84,909. Net cash used in operating activities was $395,211 for the nine months ended June 30, 2007 compared to ($128,921) for the nine months ended June 30, 2006, an increase in cash used in operating activities of $524,132. Net cash used in operating activities from continuing operations was $192,080 for the nine months ended June 30, 2007 as compared to $(237,642) for the nine months ended June 30, 2006, an increase of $429,722. The increase in cash used in continuing operations is the result of our decreases in accounts payable and accrued expenses primarily as a result of forgiveness of debt. Net cash provided by operating activities from discontinued operations was $203,131 for the nine months ended June 30, 2007 as compared to $108,721 for the nine months ended June 30, 2006.

Investment Activities

Net cash provided by investing activities for the nine months ended June 30, 2007 was zero compared to net cash provided by investing activities of ($427) for the nine months ended June 30, 2006 a decrease of $427.

Financing Activities

Net cash provided by financing activities was ($480,121) for the nine months ended June 30, 2007 as compared to net cash used by finance activities of $140,963 for the nine months ended June 30, 2006. This decrease is the result of repayments of borrowings consisted of officer loans that are classified as current operations. Net cash used in financing activities from discontinued operations was $331,321 for the nine months ended June 30, 2007.

Principal Commitments

We conduct our operations utilizing leased facilities under a non-cancelable 2-year operating lease agreement expiring on June 1, 2009. Future minimum lease commitments, excluding property taxes and insurance, are $34,218.24 through the end of the lease term.

Off-Balance Sheet Arrangements

At June 30, 2007, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 25, 2005 a derivative lawsuit was filed by a major stockholder and secured lender of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a former director alleging that these officers and directors had damaged the Company by
(a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint. Mr. Gregory, Mr. Pollock and Mr. Bibicoff were released from this action based on settlements discussed in previous filings. Mr. Alden remains a defendant in this action. Additionally, Mr. Alden has filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Case Number SCO880769. This suit, filed against the Company and its insurance carrier, allege breach of the Company's duty to indemnify Mr. Alden in the derivative lawsuit. Management believes that the outcome of these cases will not have a material impact on the financial condition of the Company.

On July 12, 2006, a lawsuit was filed against the Company by Woodland Finance Inc., a California Corporation, in the Superior Court of the State of California, Case Number BC 355323. The plaintiff Woodland Finance Inc., as assignee of Eric Alden and Frederick Barak, is demanding payment on two promissory notes in the amount of $45,000.00 and $75,000.00. On July 17, 2007, a settlement agreement was reached between the Company and the plaintiff where the plaintiff will receive $250,000 from the Company's portion of moneys recovered on a non-recourse advance made to an attorney. Interest will accumulate at the same rate that interest accumulates on the original advance. This advance is a non-recourse advance in which the Company does not receive payment if the case is not successfully prosecuted. The plaintiff assumes the same risk where the plaintiff receives no payment unless the Company receives payment and any negotiated reduction of interest will also reduce amounts owed to the plaintiff.

On March 6, 2007 a lawsuit was filed in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County Florida, case number 07-06488CA 02 against the Company by a law firm, for unpaid legal bills in the amount of $94,036. The Company believes these fees are exorbitant and will defend this matter.


Item 2. Unregistered Sale of Equity Securities

On April 9, 2007 warrants to purchase 50,000 shares of the Company's common stock at a price of $.10 per share were exercised. Additionally on May 7, 2007 warrants to purchase 175,000 shares of the Company's common stock at a price of $.10 per share were exercised.

Item 3. Defaults in Senior Securities

As of June 30, 2007, the Company is in default on the following notes:

      1.   Notes payable, uncollateralized, interest payable            $150,000
           monthly at 12.0% per annum, due January 1, 2007.
           The Company is in default on this note.

      2.   Note payable, uncollateralized, interest payable             $ 50,000
           monthly at 12.0% per annum, due January 1, 2007.
           The Company is in efault on this note due to nonpayment of interest.

      3.   Promissory demand notes, unsecured, interest                 $120,000
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

                                        CASE FINANCIAL, INC.

Dated: August 14, 2007                  /s/ Michael Schaffer
                                        ----------------------------------------
                                        By: Michael Schaffer
                                        Its: Chief Executive Officer (Principal
                                        Executive Officer)

Dated: August 14, 2007                  /s/ Lawrence Schaffer
                                        ----------------------------------------
                                        By: Lawrence Schaffer
                                        Its: Chief Financial Officer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)