Form 10KSB
period 2007-09-30
CASE FINANCIAL INC
filed 2008-01-14
CIK 1096841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended September 30, 2007
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _____________  to _____________________

                         COMMISSION FILE NUMBER 0-27757

                              CASE FINANCIAL, INC.
             (Exact Name of registrant as specified in its charter)

               Delaware                                  33-0529299
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

                7720 El Camino Real, Suite 2E, Carlsbad, CA 92009
                    (Address of principal executive offices)

                                 (760) 804-1449
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: None

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes |X| No |_|

As of December 31, 2007 there were 28,535,145 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes |_| No |X|

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, but are not limited to, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

                                Table of Contents

PART I............................................................................................................1
   Item 1. Description of Business................................................................................1
   Item 2. Description of Property................................................................................2
   Item 3. Legal Proceedings......................................................................................3
   Item 4. Submission of Matters to a Vote of Security Holders....................................................5
PART II...........................................................................................................5
   Item 5. Market for Common Equity and Related Stockholder Matters...............................................5
   Item 6. Management's Discussion and Analysis or Plan of Operation..............................................6
   Item 7. Financial Statements..................................................................................13
   Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..................32
   Item 8A. Controls and Procedures..............................................................................32
   Item 8B. Other Information....................................................................................32
PART III.........................................................................................................33
   Item 9. Directors, and Executive Officers of the Registrant...................................................33
   Item 10. Executive Compensation...............................................................................34
   Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......35
   Item 12. Certain Relationships and Related Transactions.......................................................36
   Item 13. Exhibits and Reports.................................................................................36
   Item 14. Principal Accountant Fees and Services...............................................................37
   SIGNATURES....................................................................................................38
   Exhibit Index.................................................................................................38

PART I

Item 1. Description of Business

General

We were originally incorporated as Sheen Minerals, Inc. on August 26, 1983 in British Columbia, Canada. In September 1993, we domesticated under Section 388 of the Delaware General Corporation Law. Since our incorporation, we have been in several different businesses. On March 12, 2002, we entered into a definitive Asset Purchase Agreement (the "Agreement") with Case Financial, Inc., a private California corporation, wherein we purchased certain assets and the entire business operations of Case Financial, Inc. and its wholly owned subsidiary Case Financial Funding, Inc. (hereinafter referred to as "Old CFI"), and Case Financial, LLC (a California Limited Liability Company related through common ownership, and hereinafter referred to as "LLC") (together hereinafter referred to as "Old Case").

In May 2002, the Company changed its name to Case Financial, Inc. (Case) and changed its fiscal year end to September 30. Case Financial, Inc. and its subsidiaries, Case Financial, LLC, and Case Capital Corporation, which was formed in November 2002, are hereinafter referred to collectively as "Case" or the "Company". Case's business was to provide pre-settlement and post-settlement litigation funding services to attorneys (and, previously, plaintiffs) involved in personal injury and other contingency litigation, conducted primarily within the California courts (the "Litigation Finance Business"). Case funding services had included advances to attorneys and previously, plaintiffs, which are non-recourse, meaning that the investment principal, success fees and interest are repaid only when the case is settled or favorably adjudicated in court. These investments were collateralized solely by the potential proceeds of the underlying litigation.

On September 30, 2005, the Company's Board of Directors approved a resolution declaring that the Company discontinued its Litigation Finance Business.

The Company's management is considering various strategic alternatives in the future, including the acquisition of new business opportunities, which may be from related or unrelated parties. However, there can be no assurances that such efforts will ultimately be successful. The Company may finance any acquisitions through a combination of debt and/or equity securities.

Overview

Case's business was to provide pre-settlement and post-settlement litigation funding services to attorneys (and, previously, plaintiffs) involved in personal injury and other contingency litigation, conducted primarily within the California courts (the "Litigation Finance Business").

Our funding services had included advances to attorneys and previously, plaintiffs, which are non-recourse, meaning that the investment principal, success fees and interest are repaid only when the case is settled or favorably adjudicated in court. These investments were collateralized solely by the potential proceeds of the underlying litigation.

By the unanimous consent of the Board of Directors dated September 30, 2005, the Company's Board of Directors approved a resolution declaring that the Company discontinue its Litigation Finance Business. The Board of Directors further discussed that it shall continue to actively seek new business opportunities for the Company.

Business Plan

We intend to continue our efforts to settle our outstanding obligations resolve current litigation and minimize operating costs. We believe that our available current cash resources and anticipated collections will be adequate to fund our current limited level of operations through its fiscal year ended September 30, 2008. However, to the extent our estimates and assumptions are inaccurate and/or we are unable to settle outstanding obligations at reduced amounts, we may not have sufficient cash resources to fund our ongoing obligations. In such event, we may be required to seek other funding and/or consider a formal or informal restructuring or reorganization.

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

Employees

As of September 30, 2007, the Company has two employees.


Item 2. Description of Property

As of June 1, 2007, the Company leased a new office space of 608 square feet located at 7720 El Camino Real Suite 2E, Carlsbad, California 92009. These facilities were leased at a monthly rental of $1,398.40 for the initial twelve months and $1,453.12 for the second twelve months. This lease expires on June 1, 2009. Lease commitments, excluding property taxes and insurance, are as follows:
$17,000 and $11,625 for the years ended 2008, and 2009, respectively. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available if needed.

Item 3. Legal Proceedings

On March 25, 2005 a derivative lawsuit was filed by the Canadian Commercial Workers Industry Pension Plan ("CCWIP"), a major stockholder of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a former director alleging that these officers and directors had damaged the Company by (a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint.

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

The foregoing agreement was approved by the Court of Chancery in the State of Delaware and was consummated in February 2006. .

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

The foregoing agreement was approved by the Court of Chancery in the State of Delaware and was consummated in November 2007.

Mr. Alden remains the sole defendant in this action, on November 7th 2007 Case Financial assumed the role of plaintiff in the derivative action commenced against Alden in March 2005 by CCWIPP.

Furthermore:

A breach of contract lawsuit against the Company was filed in the Superior Court of the State of California, by Mr. Alden on April 25th 2005 Case Number BC 332373. This lawsuit had been stayed by the court pending the outcome of the derivative action and was dismissed on January 29, 2007.

On April 12, 2006, Mr. Alden filed another lawsuit against Landmark American Insurance Company and Case Financial, Inc. in the Superior Court of the State of Californian for the County of Los Angeles, Case Number BC 336747 demanding indemnification for costs associated with this derivative action. This lawsuit is ongoing.

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

On March 6, 2006 a lawsuit was filed in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County Florida, case number 07-06488CA 02 against the Company by a law firm, for unpaid legal bills in the amount of $94,036. The Company believes these fees are exorbitant and will defend this matter.

On June 2, 2006, a lawsuit was filed against the Company by a relative of Eric Alden, in the Superior Court of the State of California, Case Number BC 347120. The plaintiff was demanding payment on a promissory note in the amount of $100,000 as well as repayment of three advances made to attorneys by the Company on the plaintiff's behalf. On February 1, 2007, a settlement agreement was reached between the Company and the plaintiff where the plaintiff received $80,000 from moneys collected from one of these three advances. Additionally, the Company assigned to the plaintiff the right to collect the remaining two advances directly from the attorney who received the advance.

On June 23, 2006, a lawsuit was filed against the Company by a relative of Eric Alden, in the Superior Court of the State of California, Case Number BC 347120. The plaintiff was demanding repayment of two advances made to attorneys by the Company on the plaintiff's behalf. On February 1, 2007, a settlement agreement was reached between the Company and the plaintiff where the plaintiff received $100,000 from moneys collected from one of these two advances. Additionally, the Company assigned to the plaintiff the right to collect the remaining advance directly from the attorney who received the advance.

On July 12, 2006, a lawsuit was filed against the Company by Woodland Finance Inc., a California Corporation, in the Superior Court of the State of California, Case Number BC 355323. The plaintiff Woodland Finance Inc., as assignee of Eric Alden and Frederick Barak, was demanding payment on two promissory notes in the amount of $45,000 and $75,000. On July 17, 2007, a settlement agreement was reached between the Company and the plaintiff where the plaintiff will receive $250,000 from the Company's portion of moneys recovered on a non-recourse advance made to an attorney. Interest will accumulate at the same rate that interest accumulates on the original advance. This advance is a non-recourse advance in which the Company does not receive payment if the case is not successfully prosecuted. The plaintiff assumes the same risk where the plaintiff receives no payment unless the Company receives payment and any negotiated reduction of interest will also reduce amounts owed to the plaintiff.

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


Item 4. Submission of Matters to a Vote of Security Holders.

None



PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our Common Stock is traded on the Over the Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "CSEF." The following table sets forth the high and low trade prices of the Common Stock for the quarters indicated as quoted on the OTC Bulletin Board.

                               2007                      2006
                     ---------------------------------------------------
                        HIGH          LOW         HIGH          LOW
                     ---------------------------------------------------
First Quarter           0.48         0.14         0.25         0.08
Second Quarter          0.35         0.16         0.30         0.10
Third Quarter           0.19         0.10         0.44         0.17
Fourth Quarter          0.12         0.05         0.76         0.31


As of December 31, 2007, there were approximately 432 holders of record of Common Stock.

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

During February and March 2005, the Company issued 7,000,000 shares of common stock in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933 (the "Offering"). The offering consisted of 14 units each including 500,000 shares of the Company's common stock at a purchase price of $0.07 per share together with a warrant to purchase an additional 500,000 shares of the Company's common stock at a purchase price of $0.10 per share.

In February 2007, warrants to purchase 250,000 shares of the Company's common stock at a price of $.10 per share were exercised.

In March 2007, certain officers and directors of the Company exercised their remaining warrants to purchase a total of 1,450,000 shares of the Company's common stock at a price of $.10 per share. This includes 500,000 shares purchased by Michael Schaffer; 375,000 shares purchased by Lawrence Schaffer; 250,000 shares purchased by Waddy Stephenson; and 325,000 shares purchased by William Rapaglia.

In April 2007 warrants to purchase 50,000 shares of the Company's common stock at a price of $.10 per share were exercised.

In May 2007, warrants to purchase 175,000 shares of the Company's common stock at a price of $.10 per share were exercised.

In July 2007, the Company extended its agreement for services with James Caplan, dba Market Makers ("Market Makers"), to assist the Company in investor relations. Pursuant to this extension the Company issued 240,000 shares of its common stock. As part of this service agreement, Market Makers also received options to purchase 300,000 shares of the Company's common stock at an exercise price of $0.25 per share. These options expire on November 23, 2008.

Equity Compensation Plan Information

The company has no equity compensation plan for its employees, officers, or directors. Accordingly, during the year ended September 30, 2007, the Company did not issue shares or options to purchase shares of common stock to any employee, officer, or director of the company. Furthermore, there are no outstanding options to purchase shares of common stock held by any employee, officer, or director of the company.


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

Our funding services had included advances to attorneys and previously, plaintiffs, which are non-recourse, meaning that the investment principal, success fees and interest are repaid only when the case is settled or favorably adjudicated in court. These investments were collateralized solely by the potential proceeds of the underlying litigation.

By the unanimous consent of the Board of Directors dated September 30, 2005, the Company's Board of Directors approved a resolution declaring that the Company discontinue in its Litigation Finance Business. The Board of Directors further discussed that it shall continue to actively seek new business opportunities for the Company.

We have recorded on our September 30, 2007 and 2006 Consolidated Balance Sheet all assets and liabilities associated with the Litigation Finance Business as Assets and Liabilities from Discontinued Operations. All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Consolidated Statement of Operations as Loss from Discontinued Operations.

We believe that our available current cash resources and anticipated collections will be adequate to fund our current limited level of operations through its fiscal year ended September 30, 2008. However, to the extent our estimates and assumptions are inaccurate and/or we are unable to settle outstanding obligations at reduced amounts, we may not have sufficient cash resources to fund our ongoing obligations. In such event, we may be required to seek other funding and/or consider a formal or informal restructuring or reorganization.

Critical Accounting Policies

Discontinued Operations

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of SFAS No. 144 at September 30, 2007 and 2006 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. Accordingly, we have accounted for our Litigation Finance Business as a discontinued operation at September 30, 2007 and 2006, and the assets and liabilities of the Litigation Finance Business have been classified accordingly.

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

Results of Operations

Discontinued Operations

All revenue and expenses applicable to our Litigation Finance Business have been reported as gain/(losses) from Discontinued Operations in Statement of Operations. The components of gain/(loss) from Discontinued Operations for the years ended September 30, 2007 and September 30, 2006 consist of the following:

                                                    Years Ended
                                    September 30, 2007       September 30, 2006
                                    ------------------       ------------------
Revenues                                 $ 172,076               $  91,627
Operating expenses                         (74,373)                (70,341)
                                         ---------               ---------
                                            97,703                 (70,341)
                                         ---------               ---------
Net income (Loss) from                   $  97,703               $  21,286
discontinued operations
                                         =========               =========

In the aggregate, the Company had income from discontinued operations of $97,703 compared to an income from Discontinued Operations for 2006 of $21,286. Revenues from the discontinued Litigation Finance Business increased $80,449, or 87%, in the year ended September 30, 2007 over the year ended September 30, 2006 as a result of settlements that occurred that are related to the Company's discontinued operations.

General and Administrative Expenses

General and administrative expenses consist of costs not directly associated with our Litigation Finance Business. For the year ended September 30, 2007, administrative expenses increased $91,519, or 13%, to $807,751.

Interest Expense

Interest expense was $39,001 for the year ended September 30, 2007 compared with $277,998 for the year ended September 30, 2006, a decrease of $238,997, or 86%.

Gain On Forgiveness of debt

Gain on forgiveness of debt consist of valuation and write-off of accounts payable and loans payable. For the year ended September 30, 2007 gain on forgiveness of debt was $896,769. For the year ended September 30, 2006 gain on forgiveness of debt was $4,096,575.

Non-Cash Finance Expense

Non-cash finance expenses were zero for the year ended September 30, 2007, as compared with $98,806 during the year ended September 30, 2006, a decrease of $98,806.

Liquidity and Capital Resources

The financial statements for the fiscal year ended September 30, 2007; our independent auditors expressed substantial doubt about our ability to continue as a going concern. We have discontinued our principal business, the Litigation Finance Business. We have incurred net income of $137,721 and $3,029,039 during the years ended September 30, 2007 and 2006, respectively. There was an accumulated deficit of $10,863,600 as of September 30, 2007 and total liabilities exceeded total assets by $717,900 as of September 30, 2007. The Company will continue its attempt at collecting amounts due and owing on existing investment in contracts and loan receivable portfolios and/or raising additional capital. These conditions raise substantial doubt about our ability to continue as a going concern and our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

Our balance sheet at September 30, 2007 reflects cash of $4,636 compared to cash of $101,299 at September 30, 2006, a decrease of $96,663. Net cash used in operating activities was $(172,710) for the year ended September 30, 2007 compared to $238,377 for the year ended September 30, 2006, a decrease in cash used in operating activities of $411,087.

Investment Activities

Net cash provided by investing activities for the year ended September 30, 2007 was $28,547 compared to net cash provided by investing activities of ($15,000) for the year ended September 30, 2006 an increase of $43,547.

Financing Activities

Net cash provided by financing activities was $47,500 for the year ended September 30, 2007 as compared to $(136,445) for the year ended September 30, 2006 an increase of $183,432.

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

                              [LETTERHEAD OMITTED]


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders

Case Financial, Inc.

We have audited the accompanying consolidated balance sheets of Case Financial, Inc. and subsidiary (the "Company") as of September 30, 2007 and 2006 (restated) and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended September 30, 2007 and 2006 (restated). These consolidated financial statements are the responsibility of the Company's management.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Case Financial, Inc. and subsidiary as of September 30, 2007 and 2006 (restated), and the results of its operation and its cash flows for the years ended September 30, 2007 and 2006 (restated) in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Chang G. Park
-----------------


CHANG G. PARK, CPA

January 11, 2008
San Diego, CA. 91910

Item 7. Financial Statements

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS

                                                                                                                 (Restated)
                                                                                               As of               As of
                                                                                           September 30,        September 30,
                                                                                               2007                 2006
                                                                                               ----                 ----

  Current Assets
    Cash & cash equivalents                                                              $      4,636          $    101,299
    Prepayments                                                                                81,360                     -
    Investment - Bahamas                                                                            -                40,000
    Assets from discontinued operations                                                             -             1,880,258
                                                                                         ------------          ------------
Total Current Assets                                                                           85,996             2,021,558

Net Property & Equipment                                                                          149                 2,142

Other Assets
    Deposits                                                                                    1,453                 6,711
                                                                                         ------------          ------------
Total Other Assets                                                                              1,453                 6,711
                                                                                         ------------          ------------
      TOTAL ASSETS                                                                       $     87,598          $  2,030,411
                                                                                         ============          ============

                LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
    Accounts payable and accrued expenses                                                $    602,229          $    627,683
    Loans payable - related parties                                                             3,269               198,800
    Loans payable                                                                             200,000               270,000
    Liabilities from discontinued operations                                                        -             2,008,448
                                                                                         ------------          ------------

Total Current Liabilities                                                                     805,498             3,104,931

      TOTAL LIABILITIES                                                                       805,498             3,104,931

Stockholders' Equity (Deficit)

     Preferred stock, ($.0001 par value, 20,000,000
       shares authorized; none issued and outstanding.)                                             -                     -
       Common stock, (par value $.001 per share, 100,000,000 shares authorized: 28,535,145 and 25,406,812 shares issued and
       outstanding as of and September 30, 2007 and 2006), respectively                        28,535                25,407
    Common stock to be issued                                                                       -               294,500
    Paid-in capital                                                                        10,117,166             9,846,894
    Treasury Stock                                                                                  -              (240,000)
    Accumulated deficit                                                                   (10,863,600)          (11,001,321)
                                                                                         ------------          ------------

Total Stockholders' Equity (Deficit)                                                         (717,899)           (1,074,520)

        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                               ------------          ------------
                                                                                         $     87,598          $  2,030,411
                                                                                         ============          ============

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                                                                (Restated)
                                                                                          Year Ended            Year Ended
                                                                                         September 30,         September 30,
                                                                                             2007                  2006
                                                                                             ----                  ----

  Revenues
  Service                                                                                $          -          $          -
                                                                                         ------------          ------------

Net Revenue
                                                                                                    -                     -

Operating Expenses
    Provision for losses on investments in contracts                                                -                     -
    Depreciation                                                                                1,993                 2,213
    General and administrative                                                                122,048               427,622
    Salaries                                                                                  168,000               176,000
    Bad debts                                                                                 471,073                     -
    Professional fees                                                                          44,637               110,397
                                                                                         ------------          ------------
Total Operating Expenses                                                                      807,751               716,232
                                                                                         ------------          ------------


Income (Loss) from operations                                                                (807,751)             (716,232)

Other Income
    Interest income                                                                                 -                 1,199
    Interest expense                                                                          (39,001)             (277,998)
    Investment Loss                                                                           (10,000)                    -
    Non-cash finance expenses                                                                       -               (98,806)
    Gain on forgiveness of debt                                                               896,769             4,096,575
    Miscellaneous income                                                                            -                 3,015
                                                                                         ------------          ------------
Total Other income                                                                            847,769             3,723,985
                                                                                         ------------          ------------
Net income (loss) before discontinued operations                                               40,018             3,007,753
                                                                                         ============          ============
Gain (Loss) from discontinued operations                                                       97,703                21,286
                                                                                         ------------          ------------
Net Income                                                                               $    137,721          $  3,029,039
                                                                                         ============          ============

Net Income (Loss) per common share - basic and diluted:

From continuing operations                                                               $       0.00          $       0.12

                                                                                         ============          ============

From discontinued operations                                                             $       0.00          $       0.00
                                                                                         ============          ============

Weighted average number of
  common shares - basic and diluted
                                                                                           27,061,602            24,713,024

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                            As of September 30, 2007

----------------------------------------------------------------------------------------------------------------------------------
                                                   Common      Common    Additional  Shares To Treasury   Retained       Total
                                                   Shares      Stock       Paid-in   Be Issued   Stock    Earnings
                                                               Amount      Capital                       (Deficit)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2005                      24,019,236      24,019    9,074,725    60,000         - (14,030,360)    (4,871,616)

----------------------------------------------------------------------------------------------------------------------------------

Common stock issued in payment of accrued
interest                                            200,000         200        6,975                                          7,175

Common stock issued for financial consulting
fees                                                400,000         400       44,600                                         45,000

Amortization of warrants issued in connection
with debt financing                                                           27,367                                         27,367

Common stock issued for Directors fees              600,000         600       59,400   (60,000)                                   -

Common stock issued in payment of accrued
interest                                             50,000          50        5,450                                          5,500

Common stock retired after return to treasury      (850,000)       (850)     (84,150)             85,000                          -

Warrants issued insettlement with debt holders                               405,000                                        405,000

Common stock returned to treasury in
settlement with debt holders                     (1,000,000)                                    (325,000)                  (325,000)

Common stock issued for accrued interest             50,000          50       15,450                                         15,500
                                                                                                                                  -
Common stock issued for services rendered           100,000         100       30,900                                         31,000

Common stock issued for services rendered           150,000         150       74,850                                         75,000

Cancellation of stock                            (1,812,424)     (1,812)     (66,173)                                       (67,985)

Common stock issued in warrant conversion         2,500,000       2,500      252,500                                        255,000

Common stock issued for convertible debenture                                          294,500                              294,500

Net Income                                                                                                  3,029,039     3,029,039

-----------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2006 (Restated)           24,406,812      25,407    9,846,894   294,500  (240,000) (11,001,321)   (1,074,520)

----------------------------------------------------------------------------------------------------------------------------------

Common stock issued for convertible debenture     1,913,333       1,913      285,087  (287,000)                                   -

Common stock retired after return to treasury                    (1,000)    (239,000)            240,000                          -

Common stock issued in payment of accrued
interest                                             50,000          50        7,450    (7,500)                                   -

Common stock issued in warrant conversion           250,000         250       24,750                                         25,000

Common stock issued for Directors fees            1,450,000       1,450      143,550                                        145,000

Common stock issued in warrant conversion            50,000          50        4,950                                          5,000

Common stock issued in warrant conversion           175,000         175       17,325                                         17,500

Common stock issued for services rendered           240,000         240       26,160                                         26,400

Net Income                                                                                                    137,721       137,721
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2007                      28,535,145     $28,535  $10,117,166  $      -  $      - $(10,863,600)  $  (717,899)
===================================================================================================================================

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                                       (Restated)
                                                                                     Year Ended        Year Ended
                                                                                    September 30,     September 30,
                                                                                        2007              2006
                                                                                        ----              ----
  CASH FLOWS FROM OPERATING ACTIVITIES
  ------------------------------------
    Net income (loss)                                                              $    40,018        $ 3,007,753
    Gain (Loss) from discontinued operations                                            97,703             21,286
                                                                                   -----------        -----------
    Gain (Loss) from continuing operations                                             137,721          3,029,039
    Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
        Depreciation                                                                     1,993              2,213
        Amortization of debt premium                                                         -             27,367
        Bad debts                                                                      471,073                  -
        Gain on forgiveness of debt                                                   (896,769)        (4,096,574)
        Investment loss                                                                 10,000                  -
        Common stock issued for services rendered                                            -            151,000
        Common stock issued in debt settlement                                               -            405,000
    Changes in operating assets and liabilities:
            (Increase) decrease in prepayments                                         (48,249)            67,482
             Increase (decrease) in accounts payable and other liabilities             151,521            652,850
                                                                                   -----------        -----------
     Net cash used by operating activities                                            (172,710)           238,377

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

    Investment - Bahamas                                                                30,000            (40,000)
    Increase in other assets                                                            (1,453)                 -
    Decrease in restricted cash                                                              -             25,000
                                                                                   -----------        -----------

Net cash provided by (used in) investing activities                                     28,547            (15,000)
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

    Proceeds from common stock                                                          47,500            255,000
    Treasury stock transaction                                                               -           (240,000)
    Proceeds from borrowings                                                                 -              1,540
    Common stock retired after return to treasury                                            -            (85,000)
    Cancellation of stock                                                                    -            (67,985)
                                                                                   -----------        -----------
     Net cash provided by (used in) financing activities                                47,500           (136,445)
                                                                                   -----------        -----------

    Net increase (decrease) in cash & cash equivalents                                 (96,663)            86,932
    Cash & cash equivalents at beginning of year                                       101,299             14,367
                                                                                   -----------        -----------
    Cash & cash equivalents at end of year                                         $     4,636        $   101,299
                                                                                   ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest expense                                                                   $    39,001        $   264,117
                                                                                   ===========        ===========
SUPPLEMENTAL DISCLOSURES OF NON CASH
ACTIVITIES:

   Common stock issued for prepaid expenses                                        $    26,400        $         -
                                                                                   ===========        ===========

   Common stock issued for accrued expenses                                        $   145,000        $         -
                                                                                   ===========        ===========

   Write-off discontinued operation's assets and liabilities                       $ 1,880,258        $         -
                                                                                   ===========        ===========

   Common stock issued for accrued interest                                        $         -        $    28,175
                                                                                   ===========        ===========

   Common stock issued in warrant conversion                                       $         -        $   255,000
                                                                                   ===========        ===========

   Common stock issued in debt settlement                                          $         -        $   405,000
                                                                                   ===========        ===========

   Common stock issued for convertible debenture and accrued interest              $         -        $   294,500
                                                                                   ===========        ===========

Note 1. Organization and Basis of Presentation
        --------------------------------------

Nature of activities:

The Company was originally incorporated as Sheen Minerals, Inc. on August 26, 1983 in British Columbia, Canada. In September 1993, the Company domesticated under Section 388 of the Delaware General Corporation Law. On March 12, 2002, the Company entered into a definitive Asset Purchase Agreement (the "Agreement") with Case Financial, Inc., a private California corporation, wherein we purchased certain assets and the entire business operations of Case Financial, Inc. and its wholly owned subsidiary Case Financial Funding, Inc. (hereinafter referred to as "Old CFI"), and Case Financial, LLC (a California Limited Liability Company related through common ownership, and hereinafter referred to as "LLC") (together hereinafter referred to as "Old Case").

In May 2002, the Company changed its name to Case Financial, Inc. (Case) and changed its fiscal year end to September 30. Case's business was to provide pre-settlement and post-settlement litigation funding services to attorneys (and, previously, plaintiffs) involved in personal injury and other contingency litigation, conducted primarily within the California courts (the "Litigation Finance Business"). Case funding services had included advances to attorneys and previously, plaintiffs, which are non-recourse, meaning that the investment principal, success fees and interest are repaid only when the case is settled or favorably adjudicated in court. These investments were collateralized solely by the potential proceeds of the underlying litigation.

On September 30, 2005, the Company's Board of Directors approved a resolution declaring that the Company discontinued its Litigation Finance Business.

The Company's management is considering various strategic alternatives in the future, including the acquisition of new business opportunities, which may be from related or unrelated parties. However, there can be no assurances that such efforts will ultimately be successful. The Company may finance any acquisitions through a combination of debt and/or equity securities.

The Company has incurred net operating losses since its inception. The Company had an accumulated deficit of $10,863,600 and $11,001,321 as of September 30, 2007 and 2006, respectively. The Company has a stockholders' deficiency of $717,899 and $1,074,520 as of September 30, 2007 and 2006, respectively. The Company has insufficient capital to fund all of its obligations. The Company discontinued its Litigation Finance Business and, as a result, the Company has no revenue-generating business operations at September 30, 2007 or in the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Note 2. - Summary of Significant Accounting Policies
          ------------------------------------------

a.  Basis of presentation:
    ----------------------

The accompanying financial statements include the accounts of Case Financial Inc. and its subsidiaries, Case Financial, LLC and Case Capital Corporation. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long -Lived Assets", the Company has determined that it complied with the provisions of SFAS No. 144 at September 30, 2007 and 2006 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. Accordingly, the Company has accounted for its Litigation Finance Business as a discontinued operation at September 30, 2007 and 2006.

b.  Use of estimates:
    -----------------

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

c.  Cash and cash equivalents:
    --------------------------

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. The Company maintains its cash in bank deposit accounts that may exceed federally insured limits. The Company has not experienced any losses in such accounts.

d. Principles of Consolidation:
   ----------------------------

The accompanying financial statements include the accounts of Case Financial Inc. and its subsidiaries, Case Financial, LLC and Case Capital Corporation. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

e. Impairment of Long-Lived Assets:
   --------------------------------

Long-lived assets consist primarily of property and equipment. The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment. If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement. As of September 30, 2007, management believes there was no impairment of the Company's long-lived assets.

          -------------------------------------------------------

f. Property and Equipment:
   -----------------------

Depreciation is computed using accelerated methods based on the estimated useful lives of the assets, generally as follows:

                Computer software                                 3 years
                Office furniture and fixtures                   5-7 years
                Equipment                                         5 years

The Company reviews for the impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If impairment is indicated, the amount of the loss to be recorded is based on an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted estimated cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. .

g. Prepayments and other assets:
   -----------------------------

Finders' fees, prepaid interest, and loan fees are included in prepayments and other assets. These assets are amortized on the straight-line method over the term of the related debt and are expensed immediately in the case of demand notes.

h. Stock-based compensation:
   -------------------------

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

i. Deferred taxes on income:
   -------------------------

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

j. Fair value of financial instruments:
   ------------------------------------

The carrying value of cash and accrued expenses are measured at cost, which approximates their fair value. The carrying values of loans payable are presented at face value plus accrued interest and dividends through the due date.

          ------------------------------------------------------

k. Segment Reporting
   -----------------

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

l. Recent Accounting Pronouncements:
   ---------------------------------

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48") which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of adopting this statement.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this statement.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FAS 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company is currently evaluating the impact of adopting this statement.


Note 3. - Investment - Bahamas

The Company invested $40,000 during the year ended September 2006. As part of an agreement with Management One Ltd., a property management company located in Nassau, The Bahamas, to form a new jointly owned company, The Great Andros Land Company Ltd. The Company is was formed to develop a plan to acquire and/or assume operational and developmental control of approximately 4,000 acres in Fresh Creek, Andros, which is owned by the Hotel Corporation of The Bahamas
(HCB), a government agency that holds title to the Crown Lands of The Bahamas.

Due to well-financed competition the Company decided not to pursue this investment and reached an agreement with Management One. As part of the agreement Management One would return $30,000 of the Company's initial investment of $40,000. The Company received a payment of $15,000 in July and a final payment of $15,000 in August.

Note 4. - Discontinued operations
          -----------------------

The Company has discontinued its Litigation Finance Business. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of SFAS No. 144 at September 30, 2007 and 2006 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. All remaining assets have either been assigned to the third party investors to collect directly from the attorneys that they advanced funds to, or were part of a settlement. Accordingly, the Company has chosen to eliminate all third party assets and liabilities in the amount of $1,880,258 and $2,008,448, respectively from their financial statements. The Company will continue to account for all Litigation Finance Business as a discontinued operation at September 30, 2007, and the assets and liabilities of the Litigation Finance Business have been classified accordingly. All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Condensed Consolidated Statement of Operations as Loss from Discontinued Operations. There was a gain from discontinued operation of $97,703 and $21,286 for the years ended September 30, 2007 and 2006, respectively.


Note 5. - Settlement forgiveness of debt
          ------------------------------

Harvey Bibicoff, vs. Case Financial, Inc.
-----------------------------------------

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

Case Financial Inc. vs. Canadian Commercial Workers Industry Pension Plan, known as CCWIPP
--------------------------------------------------------------------------------

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

          ------------------------------------------

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


Note 6. - Property and Equipment
          ----------------------

Equipment consisted of the following:
                                                             September 30,
                                                       2007               2006
                                                       ----               ----
Computer Software                                 $  3,240             $  3,240
Office furniture and fixtures                        3,077                3,077
Office Equipment                                    13,922               13,922
                                                  --------             --------
                                                    20,239               20,239
Less: Accumulated depreciation                     (20,090)             (18,097)
                                                  --------             --------
                                                  $    149             $  2,142
                                                  ========             ========



Note 7. - Loans Payable

                                                                            September 30,
                                                                      2007                  2006
                                                                      ----                  ----
     1     Notes payable, uncollateralized, interest
           payable monthly at 12.0% per annum                     $ 150,000            $  100,000
     2     Notes payable, uncollateralized, interest
           payable monthly at 12.0% per annum                        50,000                50,000
     3     Promissory demand notes, unsecured, interest
           payable monthly at 12.0% per annum                             -               120,000
                                                                  ---------            ----------
                                                                  $ 200,000            $  270,000
                                                                  =========            ==========

          ---------------------------

The debt consists of the following:

(1) Effective January 1, 2003, an accredited investor, through its affiliation with CCWIPP, converted an investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note issued by the Company. The principal amount of the promissory note was $150,000. The Company is in default on this note due to non-payment of interest.

(2) The principal amount of this promissory note was $50,000. Effective January 1, 2003, the note holder converted their investment in the Company by exchanging a four-year, 9.85% per annum promissory note for a four year, 12% per annum Promissory note. The Company is in default on this note due to non-payment of interest.

(3) The Company had outstanding as of September 30, 2006, $120,000 in unsecured promissory demand notes to the former CEO and a relative of the former CEO which bear interest at 12%. The Company is in default on these notes due to non-payment of interest and. The note holders have filed suit see (litigation note). A settlement was reached on July 17, 2007.

(4) The note, for $100,000, due to a relative of the Company's former CEO. The note holder has informed the Company that this $100,000 note was due May 1, 2004. The note holder has filed suite (see litigation note). On this note due to non-payment of interest. A settlement was reached on February 1, 2007.


Note 8. - Loans Payable, Related Parties

The related party debt consists of the following:

                                                                                September 30,
                                                                            2007            2006
                                                                       -------------    ------------
1      Revolving demand loans - officers                               $       3,269    $     48,800
2      Notes payable, uncollateralized, interest payable monthly at
       12.0% per annum, due January 1, 2007                                        -         150,000
                                                                       -------------    ------------
                                                                       $       3,269    $    198,800
                                                                       =============    ============

(1) The Company entered into revolving demand loan agreements with its Chief Executive Officer and Chief Financial Officer. Pursuant to the terms of these agreements, the Company may borrow, at the discretion of the lender, up to $50,000 from each officer payable on demand with interest at 8.0%. As of September 30, 2007 and 2006, there was an outstanding balance of $3,269 and $48,800.

(2) Effective January 1, 2003, an accredited investor, which is a related party through its affiliation with CCWIPP, converted an investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note issued by the Company. The principal amount of the promissory note was $150,000. The Company is in default on this note due to non-payment of interest. This loan was reclassified as a non-related party for the year ended September 30, 2007

Note 9. - Commitments
          -----------

As of June 1, 2007, the Company leased a new office space of 608 square feet located at 7720 El Camino Real Suite 2E, Carlsbad, California 92009. These facilities were leased at a monthly rental of $1,398.40 for the initial twelve months and $1,453.12 for the second twelve months. This lease expires on June 1, 2009. Lease commitments, excluding property taxes and insurance, are as follows:
$17,000 and $11,625 for the years ended 2008, and 2009, respectively. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available if needed.

                                   Year Ended
                                   September 30,
                                   -------------
                                       2008                    $     17,000
                                       2009                          11,625
                                                               ------------
                                                               $     28,625
                                                               ============


Note 10. - Contingencies
           -------------

On July 12, 2006, a lawsuit was filed against the Company by Woodland Finance Inc., a California Corporation, in the Superior Court of the State of California, Case Number BC 355323. The plaintiff Woodland Finance Inc., as assignee of Eric Alden and Frederick Barak, was demanding payment on two promissory notes in the amount of $45,000.00 and $75,000.00. On July 17, 2007, a settlement agreement was reached between the Company and the plaintiff where the plaintiff will receive $250,000 from the Company's portion of moneys recovered on a non-recourse advance made to an attorney. Interest will accumulate at the same rate that interest accumulates on the original advance. This advance is a non-recourse advance in which the Company does not receive payment if the case is not successfully prosecuted. The plaintiff assumes the same risk where the plaintiff receives no payment unless the Company receives payment and any negotiated reduction of interest will also reduce amounts owed to the plaintiff.

On June 2, 2006, a lawsuit was filed against the Company by a relative of Eric Alden, in the Superior Court of the State of California, Case Number BC 347120. The plaintiff was demanding payment on a promissory note in the amount of $100,000 as well as repayment of three advances made to attorneys by the Company on the plaintiff's behalf. On February 1, 2007, a settlement agreement was reached between the Company and the plaintiff where the plaintiff received $80,000 from moneys collected from one of these three advances. Additionally, the Company assigned to the plaintiff the right to collect the remaining two advances directly from the attorney who received the advance.

On June 23, 2006, a lawsuit was filed against the Company by a relative of Eric Alden, in the Superior Court of the State of California, Case Number BC 347120. The plaintiff was demanding repayment of two advances made to attorneys by the Company on the plaintiff's behalf. On February 1, 2007, a settlement agreement was reached between the Company and the plaintiff where the plaintiff received $100,000 from moneys collected from one of these two advances. Additionally, the Company assigned to the plaintiff the right to collect the remaining advance directly from the attorney who received the advance.

           ---------------------------

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

           ---------------------------

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

The foregoing agreement was approved by the Court of Chancery in the State of Delaware and was consummated in November 2007.

Mr. Alden remains the sole defendant in this action, on November 7th 2007 Case Financial assumed the role of plaintiff in the derivative action commenced against Alden in March 2005 by CCWIPP.

Furthermore:

     o A breach of contract lawsuit against the Company was filed in the Superior Court of the State of California, by Mr. Alden on April 25th 2005 Case Number BC 332373. This lawsuit had been stayed by the court pending the outcome of the derivative action and was dismissed on January 29, 2007.

     o On April 12, 2006, Mr. Alden filed another lawsuit against Landmark American Insurance Company and Case Financial, Inc. in the Superior Court of the State of Californian for the County of Los Angeles, Case Number BC 336747 demanding indemnification for costs associated with this derivative action. This lawsuit is ongoing.

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

           ---------------------------

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


Note 11. - Taxes on income
           ---------------

No provision was made for Federal income tax since the Company has significant net operating loss. As of September 30, 2007, the Company had available net operating loss carryforwards amounting to approximately $10,863,600, that may be applied against future taxable income and that expire in 2027. A substantial portion of this net operating loss carryforwards may be limited due to past and future changes of ownership.

The Company's total deferred tax asset is as follows:

                                                                   September 30,
                                                                        2007
                                                                    -----------
          Tax benefit of net operating loss carryforward            $ 3,802,260
          Valuation allowance                                        (3,802,260)
                                                                    -----------
          Net deferred tax asset                                    $        --
                                                                    ===========

Note 12 - Warrants
          --------

The Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123R "Accounting for Stock-Based Compensation" which establishes a fair value-based method of accounting for stock-based compensation plans. Under SFAS No. 123R, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount the grantee must pay to acquire the stock. The Company uses the Black-Scholes option-pricing model to determine the fair value of each stock option granted

At September 30, 2007 year-ended, the Company had the following:

(i) warrants to purchase 1,500,000 shares of the Company's common stock at an exercise price of $.25. These warrants expire on December 31, 2008.

(ii) warrants to purchase 2,575,000 shares of the Company's common stock at an exercise price of $.10. These warrants expire on June 30, 2008.


Note 13 - Common Stock Transactions
          -------------------------

On January 9, 2006, the Company issued 50,000 shares of common stock to the holder of the secured note payable in accordance with the terms of the secured note entered into on December 30, 2005 as additional interest expense. The common stock was valued at $0.11 per share resulting in charge to expense of $5,500.

On April 5, 2006 in accordance with the terms of a secured note payable, the Company issued 50,000 shares of common stock to the note holder. The market value of the stock on the date of issue was $0.31 per share, which will result in a charge to interest of $15,500, which amortized through December 31, 2006, the remaining term of the note.

On April 5, 2006 in accordance with the terms of a one-year agreement for services, the Company issued 150,000 shares of common stock to the Market Maker's. The market value of the stock on the date of issue was $0.31 per share, which will result in a charge to general and administrative expense of $31,000, amortized through November 2006, the remaining term of the agreement.

On July 14, 2006, the Company issued 150,000 shares of common stock for consulting services at $0.50 per share.

During the year ended September 30, 2006, 2,500,000 shares were issued as a result of warrants being exercised.

          ---------------------------------------

December 19, 2006, the Company converted a debenture; the debenture was converted to 1,913,333 shares of the Company's common stock representing a conversion price of $0.15 per share.

On December 19, 2006, the Company issued an additional 50,000 shares of its common stock in payment of accrued interest still due on this debenture in the amount of $8,370.81 ($0.167 per share).

In February 2007, warrants to purchase 250,000 shares of the Company's common stock at a price of $.10 per share were exercised.

In March 2007, certain officers and directors of the Company exercised their remaining warrants to purchase a total of 1,450,000 shares of the Company's common stock at a price of $.10 per share.

In April 2007 warrants to purchase 50,000 shares of the Company's common stock at a price of $.10 per share were exercised.

In May 2007, warrants to purchase 175,000 shares of the Company's common stock at a price of $.10 per share were exercised.

In July 2007, the Company issued 240,000 shares for services at a price of $0.25.

As of September 30, 2007 the Company has 28,535,145 shares of common stock outstanding.


Note 14. - Going concern
           -------------

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company incurred net income of $137,721 and $3,029,039 during the years ended September 30, 2007 and 2006, respectively. There was an accumulated deficit of $10,863,600, as of September 30, 2007 and total liabilities exceeded total assets by $717,900 as of September 30, 2007. The Company has discontinued its primary business activity, the Litigation Finance Business. The Company's current cash is not sufficient to sustain the Company's operations unless the Company is successful at collecting amounts due and owing on its existing investment in contracts and loan receivable portfolios and/or raising additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 15. - Restated Financial Statements
           -----------------------------

The Company's September 30, 2006 year-end financial statements have been restated. The financials have been revised to properly account for effect of gain on forgiveness of debt in statement of operations. The balance sheet and statement of operations has been restated to recalculate accrued expenses. The equity section was restated to recalculate common stock to be issued

                                                                                      September 30, 2006
                                                                    Original              Restated             Difference
                                                                    --------              --------             ----------
Condensed
Balance Sheet

Total Assets                                                      $  2,030,411          $  2,030,411
                                                                  ============          ============          ============

Accounts payable and accrued expenses                             $    794,171          $    627,682          $    166,489
Current liabilities                                                  2,477,248             2,477,248
                                                                  ------------          ------------          ------------
Total Liabilities                                                    3,271,419             3,104,930               166,489

Common stock                                                            25,407                25,407
Common stock to be issued                                              294,500               294,500
Paid-in capital                                                      9,552,394             9,846,894              (294,500)
Treasury stock                                                        (240,000)             (240,000)
Accumulated deficit                                                (10,873,309)          (11,001,321)              128,011
                                                                  ------------          ------------          ------------
Stockholders Equity (Deficit)                                       (1,241,008)           (1,074,520)             (166,489)
                                                                  ------------          ------------          ------------
  Total Liabilities & Stockholders' Equity (Deficit)              $  2,030,411          $  2,030,411
                                                                  ============          ============          ============

Condensed                                                                             September 30, 2006
Statement of Operations                                             Original              Restated             Difference
                                                                    --------              --------             ----------

Total Revenue                                                      $        --           $        --           $        --

Total Operating Costs                                                 (716,231)             (716,231)                   --
                                                                   -----------           -----------           -----------
Operating income (loss)                                               (716,231)             (716,231)                   --

Interest expense                                                      (284,506)             (277,998)               (6,508)
Gain on forgiveness of debt                                          4,231,094             4,096,575               134,519
Other income/(expenses                                                 (94,592)              (94,592)                   --
                                                                   -----------           -----------           -----------
Total other income & (expenses)                                      3,851,996             3,723,985               128,011

Net Income before discontinued operation                             3,135,765             3,007,754               128,011

Gain from discontinued operation                                        21,286                21,286                    --

                                                                   -----------           -----------           -----------
Income (loss) before income tax                                    $ 3,157,051           $ 3,029,039           $   128,011
                                                                   ===========           ===========           ===========

           -------------------------------------------

Net Income (Loss) per common share - basic and diluted

From continuing operations                                $        0.13        $           0.12              0.01
                                                          =============        ================= ================

From discontinued operation                               $        0.00        $           0.00              0.00
                                                          =============        ================  ================

Weighted average number of common shares -
  Basic and diluted                                          24,713,024              24,713,024

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------

None.

Item 8A. Controls and Procedures.
---------------------------------

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


Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors, and Executive Officers of the Registrant.

The following are the directors and officers as of September 30, 2007.

Name                              Position                       Age
-----------------------------     --------------------------     ---------------

Michael Schaffer                  Chairman of the Board          65
                                  Chief Executive Officer

Lawrence Schaffer                 Director, President            39
                                  Chief Financial Officer

Waddy Stephenson                  Director, Secretary            47

William Rapaglia                  Director                       60
                                  Chief Operating Officer


Michael A. Schaffer had served as Chairman of the Board and Chief Executive Officer of the Company from April 1994 to March 2002. Since 1975, Mr. Schaffer has been a private investor. In addition, Mr. Schaffer received a Bachelor of Arts degree from Hunter College and a Jurist Doctorate from Brooklyn Law School. Mr. Schaffer was admitted to the practice of law in the State of New York in 1967 and practiced law through 1974. Mr. Schaffer is also a shareholder of the Company.

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

Compliance with Section 16(a) of the Act

The members of the Board of Directors, certain executive officers of the Company and persons who hold more than 10% of the Company's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act which require them to file reports with respect to their ownership of common stock and their transactions in common stock. Based upon the copies of Section 16(a) reports that the Company received from such persons for their 2007 fiscal year transactions in the common stock and their common stock holdings, the Company believes that the reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by certain of its executive officers, Board members and greater than ten-percent stockholders.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of reviewing a code of ethics with our attorneys and the independent board members and will adopt one upon completion of discussions.

Item 10. Executive Compensation

The following Summary Compensation Table sets forth the accrued compensation earned by the Company's Chief Executive Officer and Chief Financial Officer for the year ended September 30, 2007.


Name                                Year          Salary       Bonus
--------------------------------    ---------     ----------   ------------
Michael Schaffer, CEO               2007          $99,000      $0.00        (1)
Lawrence Schaffer, CFO              2007          $84,000      $0.00        (2)

(1) Includes an auto allowance of $9,000.

(2) Includes an auto allowance of $6,000.

Option Grants in Last Fiscal Year

None

Aggregated Option Exercised in Last Fiscal Year and Year End Option Holdings

None

Employment Agreements:

As of September 30, 2007 there were no employment agreements with any current employees.

Compensation of Directors

For the year ended September 30, 2007, the Company accrued compensation for each director in the amount of $2,000 per month. In March 2007, the directors used their accrued compensation from this year and from the prior years to exercise their warrants to purchase 1,450,000 shares of the Company's common stock at an exercise price of $0.10 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of September 30, 2007 with respect to beneficial ownership of the outstanding shares of common stock of the Registrant by the Registrant's directors, executive officers and each person known by the Registrant to own in excess of 5% of the outstanding shares of common stock of the Registrant, and the directors and executive officers as a group. Unless otherwise specified, the address of all listed persons is 7720 El Camino Real Suite 2E, Carlsbad, CA 92009. Beneficial ownership is determined in accordance with the SEC Rule 13d-3 and generally includes shares over which the holder has voting or investment power, subject to community property laws. All shares of common stock obtainable upon conversion of securities or exercise of stock options or warrants (including those that are not currently exercisable but will become exercisable within 60 days hereafter) are considered to be beneficially owned by the person holding the options or warrants for computing that person's percentage, but are not treated as outstanding for computing the percentage of any other person. Unless otherwise specified, each person below has personal and sole beneficial ownership of the shares of common stock:

        Name of Beneficial Owner                              Total                          %        (1)
        --------------------------------------------      --------------                 -----------
        Michael Schaffer                                      1,706,015                       5.98%
        Lawrence Schaffer                                     1,562,850                       5.48%
        Waddy Stephenson                                        746,300                       2.62%
        William Rapaglia                                      1,900,000                       6.66%

        Directors and Executive Officers as a                 5,815,165                      20.38%
        group (4 persons)


        Sam D. Schwartz                                       3,767,300                      13.20%
        16032 Valley Meadow Place
        Encino, CA 91436

        Canadian Commercial Workers Industry                  1,915,750                       6.38%   (2)
        Pension Plan
        125 Queens Plate Drive, Suite 320
        Etobicoke, Ontario M9W 6V1

This table was calculated using the number of shares outstanding as of September 30, 2007, which were 28,535,145.

This entry includes 415,750 shares and warrants to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.25. These warrants expire on December 31, 2008.

Item 12. Certain Relationships and Related Transactions

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

In March 2007, the officers and directors of the Company exercised their remaining warrants to purchase a total of 1,450,000 shares of the Company's common stock at an exercise price of $.10 per share. This includes 500,000 shares purchased by Michael Schaffer; 375,000 shares purchased by Lawrence Schaffer; 250,000 shares purchased by Waddy Stephenson; and 325,000 shares purchased by William Rapaglia.

In October 2007, William Rapaglia, a director of the Company, sold 100,000 shares of the Company's common stock at market prices ranging between $0.09 and $0.105 per share with the average price being $0.094 per share.


Item 13. Exhibits and Reports

(a) Exhibits. The exhibits listed on the attached Exhibit Index are filed as part of this report.

Item 14. Principal Accountant Fees and Services.

Chang G. Park was our independent accountant for the years ended September 30, 2007 and September 30, 2006. Services provided to us by Chang G. Park with respect to such periods consisted primarily of the audit of our financial statements and reviews of the Form 10-QSB Quarterly Reports pursuant to Statement on Auditing Standards No. 100. Chang G. Park with respect to these matters aggregated approximately $27,000 in fees for the year ended September 30, 2006. Audit fees for the year ended September 30, 2007 is anticipated to total $27,000. Review fees for the interim periods ending December 31, 2007, March 31, 2008, and June 30, 2008 are anticipated to total $9,000.

The accountant fees spent for each of the Company's years ended 2007 and 2006 are set forth as follows in tabular form:

                                  2007                  2006
                                  ----                  ----
Audit Fees                   $   18,000            $   18,000
Audit Related Fees           $    9,000            $    9,000
Tax Fees                     $    2,500            $    2,500

The Company's Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. There have been no non-audit services provided by our independent accountant in 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Case Financial, Inc.

Date: January 11, 2008                        By:  /s/ Michael Schaffer
                                                   -----------------------------
                                                   Michael Schaffer
                                                   Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                       Title(s)                     Date

/s/ Michael Schaffer            Chairman of the Board of     January 11, 2008
------------------------------- Directors, Chief Executive
Michael Schaffer                Officer


/s/ Lawrence Schaffer           Director, President,         January 11, 2008
------------------------------- Chief Financial Officer
Lawrence Schaffer

/s/ Waddy Stephenson            Director, Secretary          January 11, 2008
-------------------------------
Waddy Stephenson



Exhibit Index

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002