Form 10QSB
period 2007-12-31
CASE FINANCIAL INC
filed 2008-02-19
CIK 1096841

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
                                       or
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

           Number of shares of issuer's common stock outstanding as of
                          December 31, 2007: 28,535,145

Transitional Small Business Disclosure Format (check one). Yes [_] No [X]

Documents incorporated by reference: None.

                                           Table of Contents
Part I - FINANCIAL INFORMATION...........................................................................1
   Item 1.  Interim Consolidated Financial Statements....................................................1
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.........8
   Item 3.  Controls and Procedures......................................................................11
PART II - OTHER INFORMATION..............................................................................12
   Item 1.  Legal Proceedings............................................................................12
   Item 2.  Unregistered Sale of Equity Securities.......................................................13
   Item 3.  Defaults in Senior Securities................................................................13
   Item 4.  Submission of Matters to a Vote of Security Holders..........................................13
   Item 5.  Other Information............................................................................13
   Item 6.  Exhibits.....................................................................................14
   SIGNATURES............................................................................................15
   EXHIBIT 31.1..........................................................................................
   EXHIBIT 31.2..........................................................................................
   EXHIBIT 32............................................................................................

Part I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements

                             CASE FINANCIAL, INC. AND SUBSIDIARIES
                             Condensed Consolidated Balance Sheets

----------------------------------------------------------------------------------------------------------------

                                     ASSETS
                                                                             (Unaudited)
                                                                                As of               As of
                                                                             December 31,       September 30,
                                                                                 2007               2007
                                                                                 ----               ----
 Current Assets
      Cash & cash equivalents                                                $     20,420        $      4,636
      Prepaid expense                                                              47,599              81,360
      Loan receivable                                                             152,020                   -
                                                                             ------------        ------------
  Total Current Assets                                                            220,039              85,996

Net Property & Equipment                                                                -                 149

 Other Assets
      Deposits                                                                      1,453               1,453
                                                                             ------------        ------------
Total Other Assets                                                                  1,453               1,453
                                                                             ------------        ------------
       TOTAL ASSETS                                                          $    221,492        $     87,598
                                                                             ============        ============

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

 Current Liabilities
      Accounts payable and accrued expenses                                  $    658,912        $    602,229
      Loans payable - related parties                                               3,269               3,269
      Loans payable                                                               200,000             200,000
                                                                             ------------        ------------
 Total Current Liabilities                                                        862,181             805,498

       TOTAL LIABILITIES                                                          862,181             805,498

Stockholders' Equity (Deficit)

      Preferred stock, ($.0001 par value, 20,000,000
        shares authorized; none issued and outstanding.)                                -                   -
      Common stock, (par value $.001 per share, 100,000,000 shares authorized: 28,535,145 shares issued and outstanding
          as of December 31, 2007 and September 30, 2007)                          28,535              28,535
      Paid-in capital                                                          10,117,166          10,117,166
      Accumulated deficit                                                     (10,786,390)        (10,863,600)
                                                                             ------------        ------------
  Total Stockholders' Equity (Deficit)                                           (640,689)           (717,899)
                                                                             ------------        ------------
         TOTAL LIABILITIES &
                    STOCKHOLDERS' EQUITY (DEFICIT)                           $    221,492        $     87,598
                                                                             ============        ============

                            CASE FINANCIAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations (Unaudited)

-----------------------------------------------------------------------------------------------

                                                         Three Months         Three Months
                                                             Ended                Ended
                                                         December 31,         December 31,
                                                             2007                 2006
                                                             ----                 ----
Revenues

   Service fees, related parties                        $          -          $          -
                                                        ------------          ------------

Net Revenue                                                        -                     -

Operating Expenses
      Depreciation                                               149                   536
      Salaries                                                42,000                42,000
      Professional fees                                       58,601                29,264
      General and administrative                              25,044                43,612
                                                        ------------          ------------
Total Operating Expenses                                     125,794               115,412
                                                        ------------          ------------
Income (Loss) from operations                               (125,794)             (115,412)

Other Income
      Interest expense                                        (6,000)               (5,775)
      Other income                                             1,984                 1,538
      Interest income                                          2,020                     -
                                                        ------------          ------------
Total Other income                                            (1,996)               (4,237)
                                                        ------------          ------------
Net income (loss) before discontinued operations            (127,790)             (119,649)
                                                        ============          ============

Gain (Loss) from discontinued operations                     205,000               111,131
                                                        ------------          ------------
Net Income (Loss)                                       $     77,210          $     (8,518)
                                                        ============          ============

   Net Income (Loss) per common share - basic and
                      diluted:

From continuing operations                              $      (0.00)         $      (0.00)
                                                        ============          ============

From discontinued operations                            $       0.01          $      (0.00)
                                                        ============          ============
Weighted average number of
  common shares - basic and diluted                       28,535,145            27,370,145
                                                        ============          ============

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------

                                                                                              Three Months      Three Months
                                                                                                 Ended             Ended
                                                                                              December 31,      December 31,
                                                                                                  2007              2006
                                                                                                  ----              ----
 CASH FLOWS FROM OPERATING ACTIVITIES
 ------------------------------------

     Net income (loss)                                                                        $  77,210          $  (8,518)
     (Gain) Loss from discontinued operations                                                  (205,000)          (111,131)
                                                                                              ---------          ---------
     Gain (Loss) from continuing operations                                                    (127,790)          (119,649)

     Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
          Depreciation                                                                              149                536
          Gain on forgiveness of debt                                                                 -             42,750
          Changes in operating assets and liabilities:
                  (Increase) decrease in prepaid expenses                                        33,761                 42
                   Increase (decrease) in accounts payable and accrued expenses                  56,684             28,850
                                                                                              ---------          ---------
     Net cash provided by (used in) continuing operations                                       (37,196)           (47,471)
     Net cash provided by (used in) discontinued operations
                                                                                                205,000            111,131
                                                                                              ---------          ---------
     Net cash provided by operating activities                                                  167,804             63,660


CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

     Increase in loan receivable                                                               (152,020)                 -
                                                                                              ---------          ---------
     Net cash provided by (used in) investing activities
                                                                                               (152,020)                 -
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

     Payments to related party                                                                        -            (15,000)
     Repayments of borrowings                                                                         -            (45,000)
                                                                                              ---------          ---------
     Net cash used in continuing operations                                                           -            (60,000)
     Net cash provided by discontinued operations                                                     -             17,110
                                                                                              ---------          ---------
     Net cash provided by (used in) financing activities                                              -            (42,890)
                                                                                              ---------          ---------
     Net increase (decrease) in cash & cash equivalents                                          15,784             20,770

     Cash & cash equivalents at beginning of period                                               4,636            101,299
                                                                                              ---------          ---------
     Cash & cash equivalents at end of period                                                 $  20,420          $ 122,069
                                                                                              =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Cash paid during the three month period for Interest                                          $       -          $       -
                                                                                              =========          =========
Income taxes paid
                                                                                              $       -          $       -
                                                                                              =========          =========

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                           Notes To Interim Condensed
                   Condensed Consolidated Financial Statements
                       As of December 31, 2007 (Unaudited)


NOTE 1 -   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying December 31, 2007 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2007 and for all periods presented have been made. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 2007 audited consolidated financial statements. The results of operations for periods ended December 31, 2007 are not necessarily indicative of the operating results for the full year.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                           Notes To Interim Condensed
                   Condensed Consolidated Financial Statements
                       As of December 31, 2007 (Unaudited)


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


NOTE 3 - LOAN RECEIVABLE

On November 9, 2007 the Company loaned $200,000 to All States Atm, Inc.; a Company that funds ATM machines through out the United States. According to terms, this loan is at 10% and to be repaid with in six months. As of December 31, 2007 the principal balance is $152,020, and related interest income of $2,020.


NOTE 4 - SIGNIFICANT EVENTS

DISCONTINUED OPERATIONS

The Company has discontinued its Litigation Finance Business. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of SFAS No. 144 at December 31, 2007 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. All remaining assets have either been assigned to the third party investors to collect directly from the attorneys that they advanced funds to, or were part of a settlement. The Company will continue to account for all Litigation Finance Business as a discontinued operation at December 31, 2007, and the assets and liabilities of the Litigation Finance Business have been classified accordingly. All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Condensed Consolidated Statement of Operations as Gain (Loss) from Discontinued Operations. There was a gain from discontinued operation of $205,000 for the period ended December 31, 2007.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                           Notes To Interim Condensed
                   Condensed Consolidated Financial Statements
                       As of December 31, 2007 (Unaudited)


NOTE 4 - SIGNIFICANT EVENTS

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

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                           Notes To Interim Condensed
                   Condensed Consolidated Financial Statements
                       As of December 31, 2007 (Unaudited)


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

Mr. Alden remains the sole defendant in this action. On November 7th 2007 Case Financial assumed the role of plaintiff in this derivative action.

Furthermore, on April 12, 2006, Mr. Alden filed another lawsuit against Landmark American Insurance Company and Case Financial, Inc. in the Superior Court of the State of Californian for the County of Los Angeles, Case Number BC 336747 demanding indemnification for costs associated with this derivative action.

On March 6, 2006 a lawsuit was filed in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County Florida, case number 07-06488CA 02 against the Company by a law firm, for unpaid legal bills in the amount of $94,036. The Company believes these fees are exorbitant and will defend this matter.

On November 5, 2007 the Company entered into a settlement agreement with the Canadian Commercial Workers Industry Pension Plan ("CCWIP"), resolving a dispute concerning the disposition of funds collected and held in escrow totaling $812,000 and another $160,000 in receivables collected on behalf of CCWIP and the Company pursuant to a previously entered settlement agreement. The Company and CCWIP are to receive $250,000 of these funds. However $50,000 of the Company's funds will remain in escrow for one year to address potential future costs that may be incurred by CCWIPP in the derivative lawsuit discussed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The discussion contained herein is for the three months ended December 31, 2007 and 2006. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2007.

Forward Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as "anticipates", "expects", "intends", "plans", "believes", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in "Factors That May Affect Future Results" in the Company's Form 10KSB filed on January 14, 2008 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2007. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2007 is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 2007 and in the Company's other filings with the Securities and Exchange Commission.

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

Our Critical Accounting Policies

The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: discontinued operations, use of estimates and impairment of long-lived assets. These accounting policies are discussed in "ITEM 6 -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, as well as in the notes to the September 30, 2007 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at September 30, 2007.

General and Administrative Expenses

General and administrative expenses consist of costs not directly associated with our Litigation Finance Business. For the three months ended December 31, 2007, administrative expenses decreased by $18,568 to $25,044.

Interest Expenses

Interest expense was $6,000 for the three months ended December 31, 2007 compared with $5,775 for the three months ended December 31, 2006, an increase of $225.

Operating Activities

Our balance sheet at December 31, 2007 reflects cash of $20,420 compared to cash of $4,636 at September 30, 2007, an increase of $15,784. Net cash used in operating activities was $167,804 for the three months ended December 31, 2007 compared to $63,660 for the three months ended December 31, 2006.

Investment Activities

Net cash used in investing activities for the three months ended December
31, 2007 was $152,020 compared to net cash used in investing activities was 0 for the three months ended December 31, 2006 an increase of 152,020.

Financing Activities

Net cash used in financing activities was 0 for the three months ended December 31, 2007 as compared to net cash used in finance activities of $42,890 for the three months ended December 31, 2006.

Principal Commitments

As of June 1, 2007, the Company leased a new office space of 608 square feet located at 7720 El Camino Real Suite 2E, Carlsbad, California 92009. These facilities were leased at a monthly rental of $1,398.40 for the initial twelve months and $1,453.12 for the second twelve months. This lease expires on June 1, 2009. At December 31, 2007, lease commitments, excluding property taxes and insurance, are as follows: $12,804 and $11,625 for the years ended 2008, and 2009, respectively. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available if needed.

Off-Balance Sheet Arrangements

At December 31, 2007, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Mr. Alden remains the sole defendant in this action. On November 7th 2007 Case Financial assumed the role of plaintiff in this derivative action.

Furthermore, on April 12, 2006, Mr. Alden filed another lawsuit against Landmark American Insurance Company and Case Financial, Inc. in the Superior Court of the State of Californian for the County of Los Angeles, Case Number BC 336747 demanding indemnification for costs associated with this derivative action.

On March 6, 2006 a lawsuit was filed in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County Florida, case number 07-06488CA 02 against the Company by a law firm, for unpaid legal bills in the amount of $94,036. The Company believes these fees are exorbitant and will defend this matter.


Item 2.  Unregistered Sale of Equity Securities

None.


Item 3. Defaults in Senior Securities

As of December 31, 2007, the Company is in default on the following notes:

   1     Notes payable, uncollateralized, interest payable              $150,000
         monthly at 12.0% per annum, due January 1, 2007. The
         Company is in default on this note.
   2     Note payable, uncollateralized, interest payable                $50,000
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

                                            CASE FINANCIAL, INC.

Dated: February 18, 2008                    /s/ Michael Schaffer
                                            ------------------------------------
                                            By: Michael Schaffer
                                            Chief Executive Officer

Dated: February 18, 2008                    /s/ Lawrence Schaffer
                                            ------------------------------------
                                            By: Lawrence Schaffer
                                            Chief Financial Officer