Form 10QSB
period 2008-03-31
CASE FINANCIAL INC
filed 2008-05-19
CIK 1096841

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
                                       or
        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27757

                              CASE FINANCIAL, INC.
             (Exact Name of registrant as specified in its charter)

                    DELAWARE                                 33-0529299
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                Identification Number)

   7720 El Camino Real, Suite 2E, Carlsbad, CA                 92009
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

           Number of shares of issuer's common stock outstanding as of
                           April 30, 2008: 28,535,145

Transitional Small Business Disclosure Format (check one). Yes [_] No [X]

Documents incorporated by reference: None.

                                           Table of Contents
Part I - FINANCIAL INFORMATION...........................................................................1
   Item 1.  Interim Consolidated Financial Statements....................................................1
   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation.........8
   Item 3.  Controls and Procedures......................................................................10

PART II - OTHER INFORMATION..............................................................................11
   Item 1.  Legal Proceedings............................................................................11
   Item 2.  Unregistered Sale of Equity Securities.......................................................12
   Item 3.  Defaults in Senior Securities................................................................12
   Item 4.  Submission of Matters to a Vote of Security Holders..........................................12
   Item 5.  Other Information............................................................................12
   Item 6.  Exhibits.....................................................................................12
   SIGNATURES............................................................................................13

Part I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements

                                                  CASE FINANCIAL, INC. AND SUBSIDIARIES
                                                        Consolidated Balance Sheets

---------------------------------------------------------------------------------------------------------------------------

                                                        ASSETS

                                                                                                (Unaudited)
                                                                                                   As of           As of
                                                                                                 March 31,     September 30,
                                                                                                   2008            2007
                                                                                                   ----            ----
 Current Assets
    Cash & cash equivalents                                                                   $     82,401     $      4,636
    Prepaid expense                                                                                 40,874           81,360
    Loan receivable                                                                                105,453                -
                                                                                              ------------     ------------
 Total Current Assets
                                                                                                   228,728           85,996
 Net Property & Equipment                                                                                -              149

 Other Assets
    Deposits                                                                                         1,453            1,453
                                                                                              ------------     ------------
 Total Other Assets                                                                                  1,453            1,453
                                                                                              ------------     ------------
      TOTAL ASSETS                                                                            $    230,181     $     87,598
                                                                                              ============     ============

                                   LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

 Current Liabilities
    Accounts payable and accrued expenses                                                     $    705,403     $    602,228
    Loans payable - related parties                                                                  3,269            3,269
    Loans payable                                                                                  200,000          200,000
                                                                                              ------------     ------------
 Total Current Liabilities                                                                         908,672         805,497

      TOTAL LIABILITIES                                                                            908,672         805,497

 Stockholders' Equity (Deficit)

    Preferred stock, ($.0001 par value, 20,000,000
      shares authorized; none issued and outstanding.)                                                   -                -
    Common stock, (par value $.001 per share, 100,000,000 shares authorized: 28,535,145 shares issued and outstanding as of
      March 31, 2008 and September 30, 2007, respectively)                                          28,535           28,535
    Paid-in capital                                                                             10,117,166       10,117,166
    Accumulated deficit                                                                        (10,824,192)     (10,863,600)
                                                                                              ------------     ------------
 Total Stockholders' Equity (Deficit)                                                             (678,491)        (717,899)
                                                                                              ------------     ------------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                      $    230,181     $     87,598
                                                                                              ============     ============

                                                    CASE FINANCIAL, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Operations (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                   Six Months       Six Months       Three Months      Three Months
                                                                      Ended            Ended             Ended             Ended
                                                                    March 31,        March 31,         March 31,         March 31,
                                                                      2008             2007              2008              2007
                                                                      ----             ----              ----              ----

 Revenues

     Service                                                     $          -      $          -      $          -      $          -
                                                                 ------------      ------------      ------------      ------------
 Net Revenue                                                                -                 -                 -                 -

 Operating Expenses

     Depreciation                                                         149             1,071                 -               536
     General and administrative                                        51,492            69,313            26,448            36,991
     Salaries                                                          84,000            84,000            42,000            42,000
     Professional fees                                                100,213            40,000            41,612            16,000
                                                                 ------------      ------------      ------------      ------------
 Total Operating Expenses                                             235,854           194,384           110,060            95,527
                                                                 ------------      ------------      ------------      ------------
 Income (Loss) from operations                                       (235,854)         (194,384)         (110,060)          (95,527)

 Other Income (expenses)

     Interest expense                                                 (12,000)          (19,793)           (6,000)          (10,018)
     Other expense                                                       (110)                -              (110)                -
     Other income                                                      13,425             2,538            11,441             1,000
     Interest income                                                    5,453                 -             3,433                 -
                                                                 ------------      ------------      ------------      ------------
 Total Other income (expenses)                                          6,768           (17,255)            8,764            (9,018)
                                                                 ------------      ------------      ------------      ------------
 Net income (loss) before discontinued operations                    (229,086)         (211,639)         (101,296)         (104,545)
                                                                 ============      ============      ============      ============
 Gain (Loss) from discontinued operations                             268,494           188,091            63,494            98,426
                                                                 ------------      ------------      ------------      ------------
 Net Income                                                      $     39,408      $    (23,548)     $    (37,802)     $     (6,119)
                                                                 ============      ============      ============      ============
 Net Income (Loss) per common share - basic and diluted:

 From continuing operations                                      $      (0.01)     $      (0.01)     $      (0.00)     $      (0.00)
                                                                 ============      ============      ============      ============
 From discontinued operations                                    $       0.01      $       0.01      $       0.00      $       0.00
                                                                 ============      ============      ============      ============
 Weighted average number of
     common shares - basic and diluted                             28,535,145        24,817,862        28,535,145        24,758,064
                                                                 ============      ============      ============      ============

                                                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Changes in Stockholders' Equity (Deficit)

 ===================================================================================================================================
                                                     Common     Common   Additional  Shares To  Treasury    Retained      Total
                                                     Shares     Stock     Paid-in    Be Issued    Stock     Earnings
                                                                Amount    Capital                          (Deficit)
 ===================================================================================================================================
  Balance, September 30, 2006 (Restated)           24,406,812    25,407  9,846,894    294,500   (240,000)  (11,001,321)  (1,074,520)
 -----------------------------------------------------------------------------------------------------------------------------------

  Common stock issued for convertible debenture     1,913,333     1,913     285,087   (287,000)                                  -

  Common stock retired after return to treasury                  (1,000)   (239,000)             240,000                         -

  Common stock issued in paymnet of accrued            50,000        50       7,450     (7,500)                                  -

  Common stock issued in warrant conversion           250,000       250      24,750                                          25,000

  Common stock issued for Directors fees            1,450,000     1,450     143,550                                         145,000

  Common stock issued in warrant conversion            50,000        50       4,950                                           5,000

  Common stock issued in warrant conversion           175,000       175      17,325                                          17,500

  Common stock issued for services rendered           240,000       240      26,160                                          26,400

  Net Income                                                                                                   137,721      137,721
 -----------------------------------------------------------------------------------------------------------------------------------

  Balance, September 30, 2007                      28,535,145    28,535  10,117,166          -         -   (10,863,600)    (717,899)
 -----------------------------------------------------------------------------------------------------------------------------------

  Net Income                                                                                                    39,408       39,408
 -----------------------------------------------------------------------------------------------------------------------------------

  Balance, March 31, 2008 (unaudited)            $ 28,535,145  $ 28,535 $10,117,166   $      -  $      -  $(10,824,192) $  (678,491)
 ===================================================================================================================================

                                                    CASE FINANCIAL, INC. AND SUBSIDIARIES
                                             Consolidated Statements of Cash Flows (Unaudited)

--------------------------------------------------------------------------------------------------------------------------

                                                                                               Six Months      Six Months
                                                                                                  Ended           Ended
                                                                                                 March 31,       March 31,
                                                                                                   2008            2007
                                                                                                   ----            ----
 CASH FLOWS FROM OPERATING ACTIVITIES
 ------------------------------------

    Net income (loss)                                                                           $ 39,408        $(23,548)
    (Gain) Loss from discontinued operations                                                    (268,494)       (188,091)
                                                                                                --------        --------
    Gain (Loss) from continuing operations                                                      (229,086)       (211,639)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
        Depreciation                                                                                 149           1,071
        Common stock issued for compensation/directors                                                 -            (750)
    Changes in operating assets and liabilities:
        (Increase) decrease in prepaid expenses                                                   40,486         (16,733)
        Increase (decrease) in accounts payable and accrued expenses                             103,175         241,687
                                                                                                --------        --------
    Net cash provided by (used in) continuing operations                                         (85,276)         13,636
    Net cash provided by (used in) discontinued operations                                       268,494         188,091
                                                                                                --------        --------
                                                                                                 183,218         201,727
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

    Increase in loan receivable                                                                 (105,453)              -
                                                                                                --------        --------
    Net cash provided by (used in) investing activities                                         (105,453)              -

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

    Payments to loan payable                                                                                    (100,000)
    Payments to related party                                                                          -         (44,800)
    Common stock issued for cash                                                                       -          25,000
                                                                                                --------        --------
    Net cash used in continuing operations                                                             -        (119,800)
    Net cash provided by disontinued operations                                                        -        (127,638)
                                                                                                --------        --------
    Net cash provided by (used in) financing activities                                                -        (247,438)
                                                                                                --------        --------
    Net increase (decrease) in cash & cash equivalents                                            77,765         (45,711)

    Cash & cash equivalents at beginning of period                                                 4,636         101,299
                                                                                                --------        --------
    Cash & cash equivalents at end of period                                                    $ 82,401        $ 55,588
                                                                                                ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest expense                                                                                $ 12,000        $ 19,793
                                                                                                ========        ========


                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                           Notes To Interim Condensed
                        Consolidated Financial Statements
                        As of March 31, 2008 (Unaudited)


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2008 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 2007 audited consolidated financial statements. The results of operations for periods ended March 31, 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty. It is management's intention to seek additional operating funds through operations, and debt or equity offerings. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3 - LOAN RECEIVABLE

On November 9, 2007 the Company loaned $200,000 to All States ATM, Inc.; a Company that funds ATM machines throughout the United States. According to terms, this loan is at 10% and to be repaid within six months. As of March 31, 2008 the principal balance is $105,453, and related interest income of $3,433 for the three months then ended.


NOTE 4 - SIGNIFICANT EVENTS

DISCONTINUED OPERATIONS

The Company has discontinued its Litigation Finance Business. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of SFAS No. 144 at September 30, 2005 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. All remaining assets have either been assigned to the third party investors to collect directly from the attorneys that they advanced funds to, or were part of a settlement. The Company will continue to account for all Litigation Finance Business as a discontinued operation at March 31, 2008, and the assets and liabilities of the Litigation Finance Business have been classified accordingly. All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Condensed Consolidated Statement of Operations as Gain (Loss) from Discontinued Operations. There was a gain from discontinued operation of $268,494 for the six months ended March 31, 2008.

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                           Notes To Interim Condensed
                        Consolidated Financial Statements
                        As of March 31, 2008 (Unaudited)


NOTE 4 - SIGNIFICANT EVENTS - Continued

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

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                           Notes To Interim Condensed
                        Consolidated Financial Statements
                        As of March 31, 2008 (Unaudited)


NOTE 4 - SIGNIFICANT EVENTS - Continued

LEGAL PROCEEDINGS

The foregoing agreement was approved by the Court of Chancery in the State of Delaware and was consummated in November 2007.

Mr. Alden remains the sole defendant in this action. On November 7, 2007 Case Financial assumed the role of plaintiff in this derivative action.

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

On February 14, 2008 the Company entered into a settlement with the above law firm. The settlement states that Case Financial shall pay the total sum of $72,500 in equal monthly installments of $5,000. In the event of default the Company agreed that the entire amount of $94,036 plus all accrued interest shall be due the law firm.


NOTE 5 - SUBSEQUENT EVENT

The loan receivable with All States ATM, Inc. came due on May 9, 2008. The Company is currently in negotiations to extend the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The discussion contained herein is for the three and six months ended March 31, 2008. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008.

Forward Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as "anticipates", "expects", "intends", "plans", "believes", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in "Factors That May Affect Future Results" in the Company's Form 10KSB filed on January 14, 2008 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008 is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008 and in the Company's other filings with the Securities and Exchange Commission.

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

In February 2008, the Company signed a Letter of Intent to enter into a joint venture agreement with U-Energy LLC to explore and develop three uranium claim blocks located in the State of Wyoming. The Company is presently investigating ownership of the claim blocks and has not yet entered into a formal agreement.

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

General and Administrative Expenses

General and administrative expenses consist of costs not directly associated with our Litigation Finance Business. For the six months ended March 31, 2008, administrative expenses decreased by $17,821 to $51,492 in comparison to the six months ended March 31, 2007.

Interest Expenses

Interest expense was $12,000 for the six months ended March 31, 2008 compared with $19,793 for the six months ended March 31, 2007, a decrease of $7,793.

Operating Activities

Our balance sheet at March 31, 2008 reflects cash of $82,401 compared to cash of $4,636 at September 30, 2007, an increase of $77,765. Net cash provided by operating activities was $183,218 for the six months ended March 31, 2008 compared to $201,727 for the six months ended March 31, 2007.

Investment Activities

Net cash used in investing activities for the six months ended March 31, 2008 was $105,453 compared to net cash used in investing activities was 0 for the six months ended March 31, 2007 an increase of $105,453.

Financing Activities

Net cash used in financing activities was 0 for the six months ended March 31, 2008 as compared to net cash used in finance activities of $247,438 for the six months ended March 31, 2007.

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

Off-Balance Sheet Arrangements

At March 31, 2008, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

On February 14, 2008 the Company entered into a settlement with the above law firm. The settlement states that Case Financial shall pay the total sum of $72,500 in equal monthly installments of $5,000. In the event of default the Company agreed that the entire amount of $94,036 plus all accrued interest shall be due the law firm.


Item 2.  Unregistered Sale of Equity Securities

None.

Item 3. Defaults in Senior Securities

As of March 31, 2008, the Company is in default on the following notes:

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

                                          CASE FINANCIAL, INC.

Dated: May 18, 2008                       /s/  Michael Schaffer
                                          ----------------------------------
                                          By:  Michael Schaffer
                                          Its: Chief Executive Officer
                                          (Principal Executive Officer)

Dated: May 18, 2008                       /s/  Lawrence Schaffer
                                          ----------------------------------
                                          By:  Lawrence Schaffer
                                          Its: Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)