Form 10QSB
period 2008-06-30
CASE FINANCIAL INC
filed 2008-08-19
CIK 1096841

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                                       or

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-27757


                              CASE FINANCIAL, INC.
             (Exact Name of registrant as specified in its charter)


          DELAWARE                                     33-0529299
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)


      7720 El Camino Real, Suite 2E, Carlsbad, CA          92009
        Address of principal executive offices)          (Zip code)


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


Number of shares of issuer's common stock outstanding as of August 15, 2008:
28,935,145


Transitional Small Business Disclosure Format (check one). Yes [_] No [X]


Documents incorporated by reference: None.

Part I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements

                                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------------------------

                                                   ASSETS

                                                                                     (Unaudited)
                                                                                        As of                As of
                                                                                       June 30,           September 30,
                                                                                         2008                 2007
                                                                                         ----                 ----
Current Assets
        Cash & cash equivalents                                                      $     25,958         $      4,636
        Prepaid expense                                                                    74,945               81,360
        Loan receivable                                                                   100,426                    -
                                                                                     ------------         ------------
Total Current Assets                                                                      201,329               85,996

Net Property & Equipment                                                                        -                  149

Other Assets
        Deposits                                                                            1,453                1,453
                                                                                     ------------         ------------

Total Other Assets                                                                          1,453                1,453
                                                                                     ------------         ------------

  TOTAL ASSETS                                                                       $    202,782         $     87,598
                                                                                     ============         ============

                                LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts payable and accrued expenses                                        $    754,440         $    602,228
        Loans payable - related parties                                                     3,268                3,269
        Loans payable                                                                     200,000              200,000
                                                                                     ------------         ------------
Total Current Liabilities                                                                 957,708              805,497

Stockholders' Equity (Deficit)
  Preferred stock, ($.0001 par value, 20,000,000
   shares authorized; none issued and outstanding.)                                             -                    -
        Common stock, (par value $.001 per share, 100,000,000 shares authorized: 29,285,145 and 28,535,145 shares issued and outstanding
         as of June 30, 2008 and September 30, 2007, respectively)                         29,285               28,535
        Paid-in capital                                                                10,811,012           10,117,166
        Accumulated deficit                                                           (11,595,223)         (10,863,600)
                                                                                     ------------         ------------
Total Stockholders' Equity (Deficit)                                                     (754,926)            (717,899)

  TOTAL LIABILITIES &                                                                ------------         ------------
      STOCKHOLDERS' EQUITY (DEFICIT)                                                 $    202,782         $     87,598
                                                                                     ============         ============

                           See Condensed Notes to the Consolidated Financial Statements

                                               CASE FINANCIAL, INC. AND SUBSIDIARIES
                                          Consolidated Statements of Operations (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                           Nine Months         Nine Months         Three Months        Three Months
                                                              Ended               Ended               Ended               Ended
                                                             June 30,            June 30,            June 30,            June 30,
                                                               2008                2007                2008                2007
                                                               ----                ----                ----                ----
Revenues
    Service                                                $          -        $          -        $          -        $          -
                                                           ------------        ------------        ------------        ------------
Net Revenue                                                           -                   -                   -                   -

Operating Expenses
        Depreciation                                                149               1,607                   -                 536
        Professional fees                                       197,994              58,178              97,781              18,179
        Salaries                                                126,000             126,000              42,000              42,000
        Stock option expense                                    507,096                   -             507,096                   -
        Directors fees                                          115,000              40,000             115,000                   -
        General and administrative                               95,805              43,155              44,313              38,427
                                                           ------------        ------------        ------------        ------------
Total Operating Expenses                                      1,042,044             268,940             806,190              99,142
                                                           ------------        ------------        ------------        ------------

Income (Loss) from operations                                (1,042,044)           (268,940)       $   (806,190)       $    (99,142)

Other Income (expenses)
        Interest expense                                        (18,000)            (29,401)             (6,000)             (9,608)
        Other expense                                              (110)                  -                   -                   -
        Other income                                             13,425               3,100                   -                 500
        Interest income                                           8,801                   -               3,348                   -
                                                           ------------        ------------        ------------        ------------
Total Other income (expenses)                                     4,116             (26,301)             (2,652)             (9,108)
                                                           ------------        ------------        ------------        ------------

Net income (loss) before discontinued operations             (1,037,929)           (295,241)           (808,842)           (108,250)
                                                           ============        ============        ============        ============

Gain (Loss) from discontinued operations
                                                                306,305             140,293              37,811             (30,650)
                                                           ------------        ------------        ------------        ------------

Net Income                                                 $   (731,624)       $   (154,948)       $   (771,031)       $   (138,900)
                                                           ============        ============        ============        ============



Net Income (Loss) per common share - basicand
diluted:
From continuing operations                                 $      (0.04)       $      (0.01)       $      (0.01)       $      (0.00)
                                                           ============        ============        ============        ============

From discontinued operations                               $       0.01        $       0.01        $       0.00        $      (0.00)
                                                           ============        ============        ============        ============

Weighted average number of
  common shares - basic and diluted                          28,585,327          28,023,050          28,676,449          28,221,519
                                                           ============        ============        ============        ============

                           See Condensed Notes to the Consolidated Financial Statements

                                                CASE FINANCIAL, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Changes in Stockholders Equity (Deficit)

------------------------------------------------------------------------------------------------------------------------------------

                                    Common       Common       Additional    Shares To      Treasury       Retained         Total
                                    Shares       Stock         Paid-in      Be Issued       Stock         Earnings
                                                 Amount        Capital                                    (Deficit)

------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2006
(Restated)                        24,406,812  $     25,407   $  9,846,894  $    294,500  $   (240,000)  $(11,001,321)  $ (1,074,520)
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued for
convertible debenture              1,913,333         1,913        285,087      (287,000)                                          -

Common stock retired after
return to treasury                                  (1,000)      (239,000)                    240,000                             -

Common stock issued in payment
of accrued interest                   50,000            50          7,450        (7,500)                                          -

Common stock issued in warrant
conversion                           250,000           250         24,750                                                    25,000

Common stock issued for
Directors fees                     1,450,000         1,450        143,550                                                   145,000

Common stock issued in warrant
conversion                            50,000            50          4,950                                                     5,000

Common stock issued in warrant
conversion                           175,000           175         17,325                                                    17,500

Common stock issued for
servicesrendered                     240,000           240         26,160                                                    26,400

Net Income                                                                                                   137,721        137,721
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2007       28,535,145        28,535     10,117,166             -             -    (10,863,600)      (717,899)
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued for royalty
acquisition                          250,000           250         72,250                                                    72,500

Common stock issued for
Directors fees                       500,000           500        114,500                                                   115,000

Stock options 507,096                                             507,096

Net Income (loss)                                                                                           (731,624)      (731,623)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2008
(unaudited)                       29,285,145  $     29,285   $10,811,012   $          -  $          -   $(11,595,224)     $(754,927)
====================================================================================================================================

                                      See Condensed Notes to the Consolidated Financial Statements

                                   CASE FINANCIAL, INC. AND SUBSIDIARIES
                             Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------------------------------------------------

                                                                                            Nine Months        Nine Months
                                                                                               Ended              Ended
                                                                                              June 30,           June 30,
                                                                                                2008               2007
                                                                                                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

        Gain (loss) from continuing operations                                              $(1,037,929)       $  (295,241)
        Gain (loss) from discontinued operations                                                306,305            140,293
                                                                                            -----------        -----------
       Net income (loss)                                                                       (731,624)          (154,298)
       Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
                Common stock issued for directors fees                                          115,000            279,121
                Common stock issued in royalty acquisition                                       72,500                  -
                Depreciation                                                                        149              1,607
                Stock option                                                                    507,096                  -
       Changes in operating assets and liabilities:
                     (Increase) decrease in prepaid expenses                                      6,415            (13,943)
                     Increase (decrease) in accounts payable and accrued expenses               152,212             80,244
                                                                                            -----------        -----------
  Net cash provided by (used in) continuing operations                                          121,748            192,081
  Net cash provided by (used in) discontinued operations                                              -            203,131
                                                                                            -----------        -----------
  Net cash provided by (used in) operating activities                                           121,748            395,212

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

       Increase in loan receivable                                                             (100,426)                 -
                                                                                            -----------        -----------
  Net cash provided by (used in) investing activities                                          (100,426)                 -

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

  Proceeds from loans payables to loan payable                                                                     (70,000)
  Proceeds from loans payables to loan payable (related party)                                        -            (78,800)
                                                                                            -----------        -----------
  Net cash used in continuing operations                                                              -           (148,800)
  Net cash provided by discontinued operations                                                        -           (331,321)
                                                                                            -----------        -----------

  Net cash provided by (used in) financing activities                                                 -           (480,121)
                                                                                            -----------        -----------
  Net increase (decrease) in cash & cash equivalents                                             21,323            (84,909)


  Cash & cash equivalents at beginning of period                                                  4,636            101,299
                                                                                            -----------        -----------

  Cash & cash equivalents at end of period                                                  $    25,958        $    16,390
                                                                                            ===========        ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
  Interest expense                                                                          $         -        $    29,401
                                                                                            ===========        ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Common stock issued for director fees                                                     $   115,000      $           -
                                                                                            ===========        ===========
  Common stock issued for royalty acquisition                                               $    72,500      $           -
                                                                                            ===========        ===========


                                See Condensed Notes to the Consolidated Financial Statements

                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                             Condensed Notes to the
                        Consolidated Financial Statements
                         As of June 30, 2008 (Unaudited)

NOTE 1 -   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2008 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 2007 audited consolidated financial statements. The results of operations for periods ended June 30, 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - LOAN RECEIVABLE

On November 9, 2007 the Company loaned $200,000 to All States ATM, Inc.; a Company that funds ATM machines through out the United States. According to terms, this loan is at 10% and to be repaid with in six months. As of June 30, 2008 the principal balance is $100,426, and related interest income of $8,801 for the nine months then ended.

NOTE 4 - STOCK-BASED COMPENSATION


SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") replaces SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and supersedes Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123R requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees. Prior to the May 1, 2005 (fiscal year 2006) adoption of SFAS 123R, the Company applied SFAS 123, which provided for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allowed the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by APB 25, which only required charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Prior to fiscal year 2006, the Company had elected to account for employee stock options using the intrinsic value method under APB 25 and provided, as required by SFAS 123, pro forma footnote disclosures of net loss as if a fair value based method of accounting had been applied.

On June 18, 2008, as compensation for serving on the Company's Board of Directors, the Company issued:

     (a) An option to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.25 to Mr. Michael Schaffer;

     (b) An option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 to Mr. Lawrence Schaffer; and

     (c) An option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 to Mr. Waddy Stephenson

These options are fully vested and expire on June 17, 2011.




On June 18, 2008, as consideration for his agreeing to serve on the Company's Board of Directors, the Company issued an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 to Mr. Ike Suri. This option is fully vested and expires on June 18, 2011.

On August 6, 2008, upon Mr. Ike Suri's resignation from the Company's Board of Directors, the common stock and stock option issued to Mr. Ike Suri were returned to the Company and cancelled. A summary of the Company's stock options as of June 30, 2008 and 2007 and changes during the periods is as follows:

                                             Quarter ended June 30, 2008
                                          ----------------------------------
                                                              Weighted
                                                              Average
                                            Options           Exercise Price
                                            -------           --------------


     Outstanding at Beginning of Period           -           $      -
     Granted                              2,500,000               0.25
     Exercised                                    -                  -
     Expired Unexercised                          -                  -

                                          ---------           --------
     Outstanding at End of period         2,500,000           $   0.25
                                          =========           ========


                                  Options Outstanding                                    Options Exercisable
                   -------------------------------------------------     -------------------------------------------------
                        Number         Weighted           Weighted            Number         Weighted           Weighted
                     Outstanding       average            average          exercisable       average            average
                                      remaining           exercise                          remaining           exercise
                                     contractual           price                           contractual           price
Exercise prices                      life (years)                                          life (years)
--------------------------------------------------------------------     -------------------------------------------------
$           0.25     2,500,000               2.96        $   0.25                    -               -          $     -
                     ---------                           --------
                     2,500,000               2,96            0.25                    -               -          $     -

NOTE 5 - SIGNIFICANT EVENTS

DISCONTINUED OPERATIONS


The Company has discontinued its Litigation Finance Business. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of SFAS No. 144 at September 30, 2005 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. All remaining assets have either been assigned to the third party investors to collect directly from the attorneys that they advanced funds to, or were part of a settlement. The Company will continue to account for all Litigation Finance Business as a discontinued operation at June 30, 2008, and the assets and liabilities of the Litigation Finance Business have been classified accordingly. All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Condensed Consolidated Statement of Operations as Gain (Loss) from Discontinued Operations. There was a gain from discontinued operation of $306,305 for the nine months ended June 30, 2008.

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

On July 3rd, 2008, the company was served with a lawsuit that was filed in the Superior Court of the State of California for the County of Los Angeles, Case Number BC 391485, against the Company by Old CFI, Inc relating to (1) its performance under the service agreement between the Company and Old CFI, Inc and
(2) the transfer of the Company's common stock from Old CFI, Inc to the secured creditors of Old CFI, Inc by the CEO of Old CFI, Inc. The Company believes that this lawsuit is completely without merit.
AGREEMENT

On June 2, 2008, the Company entered into an Exploration Agreement with Trio Gold Corp to explore 29 gold claims covering 547 acres (the Rodeo Creek property) located at the north end of the Carlin Trend in Elko County, Nevada. Under the terms of the agreement, Case Financial, Inc. is to provide $4,000,000 in funding over the next three years to explore the 29 claims and to issue 1,000,000 shares of its common stock to Trio Gold Corp during the same time period, to earn a 70 percent undivided interest in these claims. Upon signing of the agreement the Company issued the 250,000 shares of common stock per the written agreement.

     CASE shall provide $4.0M in funding to cover Operational Costs subject to approval by the management committee according to the following schedule:

          o    $1,000,000 during the 2008 budget year
          o    $2,000,000 during the 2009 budget year
          o    $1,000,000 during the 2010 budget year

          Each budget year shall commence on January 1 of that year and end on December 31 or that same year.

     Once CASE has provided $4.0M in funding for the project, CASE and TRIO shall fund the Operational Costs jointly, with CASE providing 70% of the funds and TRIO providing 30% of the funds.

     CASE shall pay a minimum annual royalty during the earn-in period to TRIO according to the following schedule (the "CASE Shares"):

          o 250,000 shares of CASE's common stock upon signing of this agreement
          o 500,000 shares of CASE's common stock on April 1, 2009
          o 250,000 shares of CASE's common stock on April 1, 2010

Note 6. Stock Transactions

On June 3, 2008 the Company issued 250,000 shares of its common stock per terms of agreement with Trio Gold Corp.

On June 18, 2008, Company issued 500,000 shares to a director and on August 6, 2008 the stock was cancelled.

As of June 30, 2008, the Company had 29,285,145 shares of common stock outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation The discussion contained herein is for the three and nine months ended June 30, 2008. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2008.

Forward Looking Statements
The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as "anticipates", "expects", "intends", "plans", "believes", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in "Factors That May Affect Future Results" in the Company's Form 10KSB filed on January 14, 2008 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2008. The information contained in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2008 is not complete description of the Company's business or the risks associated with an investment in the Company's common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2008 and in the Company's other filings with the Securities and Exchange Commission.

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

By the unanimous consent of the Board of Directors dated September 30, 2005, the Company's Board of Directors approved a resolution declaring that the Company discontinues its Litigation Finance Business. The Board of Directors further discussed that it shall continue to actively seek new business opportunities for the Company. All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Consolidated Statement of Operations as Loss from Discontinued Operations.

On June 2, 2008, the Company entered into an Exploration Agreement with Trio Gold Corp to explore 29 gold claims covering 547 acres (the Rodeo Creek property) located at the north end of the Carlin Trend in Elko County, Nevada. Under the terms of the agreement, Case Financial, Inc. is to provide $4,000,000 in funding over the next three years to explore the 29 claims and to issue 1,000,000 shares of its common stock to Trio Gold Corp during the same time period, to earn a 70 percent undivided interest in these claims.

The Company believes that its available current cash resources and anticipated exercise of existing warrants will be adequate to fund our current limited level of operations through its fiscal year ended September 30, 2008. However, to the extent our estimates and assumptions are inaccurate; we may not have sufficient cash resources to fund our ongoing obligations and operations for the next twelve months. In such event, we may be required to seek other funding and/or consider a formal or informal restructuring or reorganization. Furthermore, the Company anticipates that some form of equity financing will be required to fund the aforementioned exploration agreement.

Our Critical Accounting Policies
The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: discontinued operations, use of estimates and impairment of long-lived assets. These accounting policies are discussed in "ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007, as well as in the notes to the September 30, 2007 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at September 30, 2007.

Operating Expenses
Operating expenses consist of costs not directly associated with our discontinued Litigation Finance Business. For the three and nine months ended June 30, 2008, operating expenses increased $707,048 and $773,104, respectively, to $806,190 and $1,042,044. The increases in operating expense were due to increase in attorney fees, issuance of stock for director fees and the calculation of the stock option issued during the period.

Interest Expenses
Interest expense was $6,000 for the three months ended June 30, 2008 compared with $9,608 for the three months ended June 30, 2007, a decrease of $3,608, or 38%. For the nine months ended June 30, 2008, interest expense was $18,000 as compared to $29,401 for the nine months ended June 30, 2007, a decrease of $11,404 or 39%. The Company reduced their loans payable resulting in a decrease in interest expense.

Operating Activities
Our balance sheet at June 30, 2008 reflects cash of $25,958 compared to cash of $4,636 as of September 30, 2007, an increase of $21,322. Net cash provided by operating activities was $121,748 for the nine months ended June 30, 2008 compared with $395,212 for the nine months ended June 30, 2007, a decrease of $273,464. Net cash used in operating activities from continuing operations was $121,748 for the nine months ended June 30, 2008 as compared to $192,081 for the nine months ended June 30, 2007 a decrease of $70,333. The decrease in cash used in continuing operations is the result of the increase of net operating loss for the nine month period. Net cash provided by operating activities from discontinued operations was $0 for the nine months ended June 30, 2008 as compared to $203,131 for the nine months ended June 30, 2007.

Investment Activities
Net cash used in investing activities for the nine months ended June 30, 2008 was $100,426 compared to net cash provided by investing activities of zero for the nine months ended June 30, 2007, an increase of $100,426.

Financing Activities
Net cash used in financing activities was zero for the nine months ended June 30, 2008 compared with ($480,121) for the nine months ended June 30, 2007, a decrease of $480,121. This decrease was due to the Company not seeking financing and no changes in short or long term debt. Net Cash used in financing activities from discontinued operations was zero for the nine months ended June 30, 2008.

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

Off-Balance Sheet Arrangements
At June 30, 2008, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

On April 25, 2005, Mr. Alden filed a breach of contract lawsuit against the Company in the Superior Court of the State of California, Case Number BC 332373. This lawsuit had been stayed by the court pending the outcome of the lawsuit against Mr. Alden in the Court of Chancery of the State of Delaware.

On April 19, 2006 Mr. Alden filed a wrongful termination lawsuit against the Company in the Superior Court of the State of California, Case Number BC 350929. This lawsuit had been stayed by the court pending the outcome of the lawsuit against Mr. Alden in the Court of Chancery of the State of Delaware. Mr. Alden has been directed by the court not to file any additional lawsuits against the Company until the derivative action has been resolved.

Furthermore, on April 12, 2006, Mr. Alden filed another lawsuit against Landmark American Insurance Company and Case Financial, Inc. in the Superior Court of the State of California for the County of Los Angeles, Case Number BC 336747 demanding indemnification for costs associated with this derivative action.

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

On July 3rd, 2008, the company was served with a lawsuit that was filed in the Superior Court of the State of California for the County of Los Angeles, Case Number BC 391485, against the Company by Old CFI, Inc relating to (1) its performance under the service agreement between the Company and Old CFI, Inc and
(2) the transfer of the Company's common stock from Old CFI, Inc to the secured creditors of Old CFI, Inc by the CEO of Old CFI, Inc. The Company believes that this lawsuit is completely without merit.

Item 2.  Unregistered Sale of Equity Securities

On June 3, 2008, pursuant to the terms of its exploration agreement with Trio Gold Corp, the Company issued 250,000 shares of the Company's common stock to Trio Gold Corp.

On June 18, 2008, as consideration for his agreeing to serve on the Company's Board of Directors, the Company issued 500,000 shares of the Company's common stock to Ike Suri.

Item 3.  Warrants and stock options

On June 18, 2008, as compensation for serving on the Company's Board of Directors, the Company issued:

     (d) An option to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.25 to Mr. Michael Schaffer;

     (e) An option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 to Mr. Lawrence Schaffer; and

     (f) An option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 to Mr. Waddy Stephenson

These options are fully vested and expire on June 17, 2011.

On June 18, 2008, as consideration for his agreeing to serve on the Company's Board of Directors, the Company issued an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 to Mr. Ike Suri. This option is fully vested and expires on June 18, 2011.

On August 6, 2008, upon Mr. Ike Suri's resignation from the Company's Board of Directors, the common stock and stock option issued to Mr. Ike Suri were returned to the Company and cancelled.

Item 4. Defaults in Senior Securities

As of June 30, 2008, the Company is in default on the following notes:

     1. Notes payable, uncollateralized, interest payable $150,000 monthly at 12.0% per annum, due January 1, 2007. The Company is in default on this note.

     2. Note payable, uncollateralized, interest payable $50,000 monthly at 12.0% per annum, due January 1, 2007. The Company is in default on this note due to nonpayment of interest.


Item 5.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Other Information

None.

Item 7.  Exhibits
The following documents are filed as part of this report:

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

Dated: August 18, 2008               Case Financial, Inc

                                     /s/ Michael Schaffer
                                     --------------------
                                     By: Michael Schaffer

                                     Its: Chief Executive Officer
                                     (Principal Executive Officer)


Dated: August 18, 2008               /s/ Lawrence Schaffer
                                     ---------------------
                                     By: Lawrence Schaffer

                                     Its: Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)