Form 10KSB
period 2008-09-30
CASE FINANCIAL INC
filed 2009-01-13
CIK 1096841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended September 30, 2008

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _______________________ to ______________________

COMMISSION FILE NUMBER 0-27757

CASE FINANCIAL, INC.
(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction incorporation or organization)	33-0529299 (I.R.S. Employer Identification No.)

7720 El Camino Real, Suite 2E, Carlsbad, CA 92009
(Address of principal executive offices)

(760) 804-1449
(Registrant's telephone number, including area code)

Securities registered under Section 12(g) of the Exchange Act
Common Stock, $.001 par value
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of December 31, 2008 there were 29,185,145 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes |_| No |X|

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, but are not limited to, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

PART 1

Item 1.  Description of Business

General

This Annual Report (including, but not limited to, the section Management's Discussion and Analysis or Plan of Operation) includes "forward looking statements." All statements other than statements of historical fact made in this Form 10-KSB are forward-looking. In particular, any statements made in this Form 10-KSB regarding industry prospects or our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. The forward-looking statements contained herein are subject to a variety of risks and uncertainties, including those discussed above under the heading "Factors That May Affect Future Results" and elsewhere in this Annual Report on Form 10-KSB that could cause actual results to differ materially from those anticipated by us. Our actual results may differ significantly from our expectations.

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

Overview

Case's business was to provide pre-settlement and post-settlement litigation funding services to attorneys and plaintiffs involved in personal injury and other contingency litigation, conducted primarily within the California courts (the "Litigation Finance Business"). Case funding services were non-recourse, meaning that the investment principal, success fees and interest are repaid only when the case is settled or favorably adjudicated in court. On September 30, 2005, the Company's Board of Directors approved a resolution declaring that the Company discontinued its Litigation Finance Business.

The Company intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities who or which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 ("1934 Act"). In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. We will not restrict our search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky.

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

On October 3, 2008, the Company received an extension on its funding requirements from Trio Gold Corp.  Under the terms of the extension, the Company will be required to raise one million dollars ($1,000,000) for the project by March 31, 2009, one million dollars ($1,000,000) by August 31, 2009, one million dollars ($1,000,000) by December 31, 2009 and the final one million dollars ($1,000,000) by December 31, 2010. Case Financial, Inc. has agreed to issue 250,000 shares of its common stock to Trio Gold Corp. as consideration for this extension.

Employees

As of September 30, 2008, the Company has two employees.

Item 2. Description of Property

As of June 1, 2007, the Company leased a new office space of 608 square feet located at 7720 El Camino Real Suite 2E, Carlsbad, California 92009. These facilities were leased at a monthly rental of $1,398.40 for the initial twelve months and $1,453.12 for the second twelve months. This lease expires on June 1, 2009. Lease commitments, excluding property taxes and insurance are $11,625 for the year ending 2009. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available if needed.

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

On October 5, 2005, Mr. Gregory, Mr. Pollock, and the Company executed a Settlement and Release Agreement regarding this action pursuant to which:

•	Mr. Gregory returned to the Company 750,000 shares of common stock owned or controlled by him and cancelled two promissory notes of the Company totaling $100,000.

•	Mr. Pollock returned to the Company 100,000 shares of common stock owned or controlled by him and repaid in cash to the Company $15,160.

•	Mr. Pollock and Mr. Gregory were released from further action by the majority stockholder and the Company with respect to the claims made in the derivative lawsuit.

•	Mr. Pollock and Mr. Gregory agreed to waive any and all further claims against the Company and the major stockholder.

The foregoing agreement was approved by the Court of Chancery in the State of Delaware and was consummated in February 2006. .

On September 1, 2006, the Company reached a settlement agreement with Mr. Bibicoff resolving all current litigation between the Company and this individual. The key terms to this settlement agreement were:

•	The cancellation of promissory notes and accrued interest together totaling approximately $875,000 held by this individual.

•	The dismissal of this individual from the derivative lawsuit filed in the Delaware Court of Chancery on March 16, 2005.

•	The release of each party from any and all claims that could have been asserted by the other party in any of the actions dismissed as a result of this settlement agreement.

The foregoing agreement was approved by the Court of Chancery in the State of Delaware and was consummated in November 2007.

Mr. Alden remains the sole defendant in this action, on November 7th 2007, Case Financial assumed the role of plaintiff in the derivative action commenced against Alden in March 2005 by CCWIPP.

On April 25th 2005, Mr. Alden filed a breach of contract lawsuit against the Company in the Superior Court of the State of California for the County of Los Angeles, Case Number BC 332373. This lawsuit had been stayed by the court pending the outcome of the derivative action filed against Mr. Alden.

On April 12, 2006, Mr. Alden filed another lawsuit against Landmark American Insurance Company and Case Financial, Inc. in the Superior Court of the State of California for the County of Los Angeles, Case Number BC 336747 demanding indemnification for costs associated with this derivative action. This lawsuit is ongoing.

On April 19, 2006 Mr. Alden filed a wrongful termination lawsuit against the Company in the Superior Court of the State of California, Case Number BC 350929. This lawsuit had been stayed by the court pending the outcome of the derivative action filed against Mr. Alden.

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

On November 5, 2007 the Company entered into a settlement agreement with the Canadian Commercial Workers Industry Pension Plan ("CCWIP"), resolving a dispute concerning the disposition of funds collected and held in escrow totaling $812,000 and another $160,000 in receivables collected on behalf of CCWIP and the Company pursuant to a previously entered settlement agreement. The Company and CCWIP each received $250,000 of these funds. However $50,000 of the Company's funds are to remain in escrow for one year to address potential future costs that may be incurred by CCWIPP in the derivative lawsuit discussed above.

On July 3rd, 2008, the company was served with a lawsuit that was filed in the Superior Court of the State of California for the County of Los Angeles, Case Number BC 391485, against the Company by Old CFI, Inc relating to (a) its performance under the service agreement between the Company and Old CFI, Inc and (b) the transfer of the Company's common stock from Old CFI, Inc to the secured creditors of Old CFI, Inc by the CEO of Old CFI, Inc. The Company believes that this lawsuit is completely without merit.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our Common Stock is traded on the Over the Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "CSEF." The following table sets forth the high and low trade prices of the Common Stock for the quarters indicated as quoted on the OTC Bulletin Board.

	2008		2007
	HIGH	LOW	HIGH	LOW
First Quarter	0.12	0.04	0.48	0.14
Second Quarter	0.30	0.06	0.35	0.16
Third Quarter	0.29	0.11	0.19	0.10
Fourth Quarter	0.12	0.04	0.12	0.05

As of December 31, 2008, there were approximately 428 holders of record of Common Stock.

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

In June 2008, warrants to purchase 150,000 shares of the Company's common stock at a price of $.10 per share were exercised.

On June 18, 2008, as consideration for his agreeing to serve on the Company's Board of Directors, the Company issued 500,000 shares of the Company's common stock to Ike Suri. On August 6, 2008, upon Mr. Ike Suri's resignation from the Company's Board of Directors, the common stock issued to Mr. Ike Suri was returned to the Company and cancelled.

On October 3, 2008, the Company issued 250,000 shares of its common stock to Trio Gold Corp. as consideration for the extension on funding requirements required of the Company in the exploration agreement between the Company and Trio Gold Corp.

Equity Compensation Plan Information

The company has no equity compensation plan for its employees, officers, or directors. However, during this fiscal year, options were granted to directors as compensation. Refer to the section “Compensation of Directors” for additional information.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Case's business was to provide pre-settlement and post-settlement litigation funding services to attorneys and plaintiffs involved in personal injury and other contingency litigation, conducted primarily within the California courts (the "Litigation Finance Business"). Case funding services were non-recourse, meaning that the investment principal, success fees and interest are repaid only when the case is settled or favorably adjudicated in court. On September 30, 2005, the Company's Board of Directors approved a resolution declaring that the Company discontinued its Litigation Finance Business.

We have recorded on our September 30, 2008 and 2007 Consolidated Balance Sheet all assets and liabilities associated with the Litigation Finance Business as Assets and Liabilities from Discontinued Operations. All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Consolidated Statement of Operations as Loss from Discontinued Operations.

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

Management believes that the Company’s operations should be focused on the following two objectives:

•	Raising capital to fund its obligations under the Exploration Agreement with Trio Gold Corp.

•	Successful prosecution of the derivative action against its former Chief Executive Officer Eric Alden and defending against related actions initiated by Mr. Alden against the Company; and

The Company believes that its current cash resources will be inadequate to fund its operations through its fiscal year ended September 30, 2009. In order to continue its operations and in order to fund the aforementioned Exploration Agreement with Trio Gold Corp, the Company anticipates that some form of equity financing and/or a formal or informal restructuring or reorganization will be required.

Critical Accounting Policies

Discontinued Operations

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of SFAS No. 144 at September 30, 2008 and 2007 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. Accordingly, we have accounted for our Litigation Finance Business as a discontinued operation at September 30, 2008 and 2007, and the assets and liabilities of the Litigation Finance Business have been classified accordingly.

Use of Estimates

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

Long-lived Assets

We review for the impairment of long-lived assets, including the notes receivable from Old CFI, and certain identifiable intangibles, whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. An impairment loss would be recognized when the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. If impairment is indicated, the amount of the loss to be recorded is based on an estimate of the difference between the carrying amount and the fair value of the asset. Fair value is based upon discounted estimated cash flows expected to result from the use of the asset and its eventual disposition and other valuation methods. When a note receivable becomes impaired, interest is no longer accrued and is recognized when received in cash.

Trends and Uncertainties

The principal uncertainties we face are access to adequate capital to seek other business opportunities, the ability to collect the outstanding balances pursuant to our portfolio of investments in contracts and loans receivable and the ability to resolve the various litigation matters facing us.

Results of Operations

Discontinued Operations

All revenue and expenses applicable to our Litigation Finance Business have been reported as gain/(losses) from Discontinued Operations in Statement of Operations. The components of gain/(loss) from Discontinued Operations for the years ended September 30, 2008 and September 30, 2007 consist of the following:

	Years Ended
	2008	2007
Revenues	$306,305	$172,076
Operating expenses	0	(74,373)

Net income (Loss) from discontinued operations	$306,305	$97,703

In the aggregate, the Company had income from discontinued operations of $306,305 compared to an income from Discontinued Operations for 2007 of $97,703. Revenues from the discontinued Litigation Finance Business increased $208,602, in the year ended September 30, 2008 over the year ended September 30, 2007 as a result of settlements that occurred that are related to the Company's discontinued operations.

Operating Expenses

Operating expenses consist of costs not directly associated with our Litigation Finance Business. For the year ended September 30, 2008, administrative expenses increased $214,652, or 27%, to $1,022,403.

The increase in operating expenses were due to the following:

1.
Compared to 2007, Stock Option expenses increased $405,677 for the year ended September 30, 2008.  The Company issued stock options to purchase 2,000,000 shares of the Company's common stock at an exercise price of $0.25.

2.	Compared to 2007, Professional Fees increased $250,977 for the year ended September 30, 2008. The significant increase in professional fees is due to an increase in litigation expenses.

3.	Compared to 2007, Bad Debts decreased $471,073 for the year end September 30, 2008. The Company had significant bad debts in 2007 due to write-offs related to its discontinued operations.

4.	Compared to 2007, General and Administrative expenses increased $30,915 for the year-end September 30, 2008 due to the amortization of prepaid Royalty $37,419, which purchase on June 2008.

Interest Expense

Interest expense was $3,023 for the year ended September 30, 2008 compared with $39,001 for the year ended September 30, 2007, a decrease of $35,778, or 92%.

Gain On Forgiveness of Debt

Gain on forgiveness of debt consists of valuation and write-off of accounts payable and loans payable. Gain on forgiveness of debt for the years ended September 30, 2008 and 2007 was $11,780 and $896,769, respectively.

Non-Cash Finance Expense

Non-cash finance expenses were zero for the year ended September 30, 2008 and for the year ended September 30, 2007.

Liquidity and Capital Resources

The financial statements for the fiscal year ended September 30, 2008; our independent auditors expressed substantial doubt about our ability to continue as a going concern. We have discontinued our principal business, the Litigation Finance Business. We have incurred net income / (loss) of $(695,536) and $137,721 during the years ended September 30, 2008 and 2007, respectively. There was an accumulated deficit of $11,559,136 as of September 30, 2008 and total liabilities exceeded total assets by $920,258 as of September 30, 2008. These conditions raise substantial doubt about our ability to continue as a going concern and our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

Our balance sheet at September 30, 2008 reflects cash of $2,963 compared to cash of $4,636 at September 30, 2007, a decrease of $1,673. Net cash used in operating activities was $(21,672) for the year ended September 30, 2008 compared to $(172,710) for the year ended September 30, 2007, a decrease in cash used in operating activities of $151,038.

Investment Activities

Net cash provided by investing activities for the year ended September 30, 2008 was $0 compared to net cash provided by investing activities of ($28,547) for the year ended September 30, 2007 an increase of $28,547.

Financing Activities

Net cash provided by financing activities was $19,999 for the year ended September 30, 2008 as compared to $47,500 for the year ended September 30, 2007 a decrease of $27,501.

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

In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock, which will dilute the ownership interest of our current stockholders. In addition, at the time of the reverse merger, it will be likely that there will -be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of our stockholders after the reverse merger transaction.

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

Chang G. Park, CPA, Ph. D.
s 2667 CAMINO DEL RIO SOUTH PLAZA B s SAN DEIGO s CALIFORNIA 92108-3707 s
s TELEPHONE (858) 722-5953 s FAX (858) 761-0341 s FAX (858) 764-5480
s E-MAIL changgpark@gmail.com s

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Case Financial, Inc.

We have audited the accompanying consolidated balance sheets of Case Financial, Inc. and subsidiary (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended September 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Case Financial, Inc. and subsidiary as of September 30, 2008 and 2007, and the results of its operation and its cash flows for the years ended September 30, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 14 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park__

CHANG G. PARK, CPA

January 12, 2009

San Diego, CA. 92108

Item 7. Financial Statements

CASE FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	As of	As of
	September 30,	September 30,
	2008	2007

Current Assets
Cash & cash equivalents	$2,963	$4,636
Prepaid expense	41,223	81,360

Total Current Assets	44,186	85,996

Net Property & Equipment	-	149

Other Assets
Deposits	1,453	1,453

Total Other Assets	1,453	1,453

TOTAL ASSETS	$45,639	$87,598

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$757,629	$602,228
Loans payable - related parties	8,268	3,269
Loans payable	200,000	200,000

Total Current Liabilities	965,897	805,497

TOTAL LIABILITIES	965,897	805,497

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock, (par value $.001 per share, 100,000,000 shares authorized: 28,935,145 and 28,535,145 shares issued and outstanding
as of September 30, 2008 and 2007, respectively)	28,935	28,535
Paid-in capital	10,609,943	10,117,166
Accumulated deficit	(11,559,136)	(10,863,600)

Total Stockholders' Equity (Deficit)	(920,258)	(717,899)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$45,639	$87,598

CASE FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007

Revenues
Service	$-	$-

Net Revenue	-	-

Operating Expenses
Depreciation	149	1,993
General and administrative	152,963	122,048
Salaries	168,000	168,000
Bad debts	-	471,073
Stock option expense	405,677	-
Professional fees	295,614	44,637

Total Operating Expenses	1,022,403	807,751

Income (Loss) from operations	(1,022,403)	(807,751)

Other Income (Expenses)
Interest income	10,270	-
Interest expense	(3,023)	(39,001)
Investment Loss	-	(10,000)
Other expense	(110)	-
Gain on forgiveness of debt	11,780	896,769
Other income	1,645	-

Total Other income	20,562	847,769

Net income (loss) before discontinued operations	(1,001,841)	40,018

Gain (Loss) from discontinued operations	306,305	97,703

Net Income	$(695,536)	$137,721

Net Income (Loss) per common share - basic and diluted:

From continuing operations	$(0.03)	$0.00

From discontinued operations	$0.01	$0.00

Weighted average number of
common shares - basic and diluted	28,655,910	27,061,602

CASE FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders Equity (Deficit)
As of September 30, 2008

	Common	Common	Additional	Shares To	Treasury	Retained	Total
	Shares	Stock	Paid-in	Be Issued	Stock	Earnings
		Amount	Capital			(Deficit)

Balance, September 30, 2006 (Restated)	24,406,812	25,407	9,846,894	294,500	(240,000)	(11,001,321)	(1,074,520)

Common stock issued for convertible debenture	1,913,333	1,913	285,087	(287,000)			-

Common stock retired after return to treasury		(1,000)	(239,000)		240,000		-

Common stock issued in paymnet of accrued interest	50,000	50	7,450	(7,500)			-

Common stock issued in warrant conversion	250,000	250	24,750				25,000

Common stock issued for Directors fees	1,450,000	1,450	143,550				145,000

Common stock issued in warrant conversion	50,000	50	4,950				5,000

Common stock issued in warrant conversion	175,000	175	17,325				17,500

Common stock issued for services rendered	240,000	240	26,160				26,400

Net Income						137,721	137,721

Balance, September 30, 2007	28,535,145	28,535	10,117,166	-	-	(10,863,600)	(717,899)

Common stock issued in purchase agreement	250,000	250	72,250				72,500

Common stock issued for Directors fees	500,000	500	114,500				115,000

Cancel stock issued for Direcotors fees	(500,000)	(500)	(114,500)				(115,000)

Stock options			405,677				405,677

Common stock issued for cash	150,000	150	14,850				15,000

Net Income (loss)						(695,536)	(695,536)

Balance, September 30, 2008	28,935,145	$ 28,935	$ 10,609,943	$ -	$ -	$ (11,559,136)	$ (920,258)

CASE FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	September 30,	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Gain (Loss) from discontinued operations	$306,305	$40,018
Gain (Loss) from continuing operations	(1,001,841)	97,703
Net income (loss)	(695,536)	137,721

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	149	1,993
Bad debts	-	471,073
Amortzation	37,419	-
Gain on forgiveness of debt	-	(896,769)
Investment loss	-	10,000
Stock options	405,677	-
Changes in operating assets and liabilities:
(Increase) decrease in prepayments	75,218	(48,249)
Increase (decrease) in accounts payable and other liabilities	155,401	151,521

Net cash used by operating activities	(21,672)	(172,710)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment - Bahamas	-	30,000
Increase in other assets	-	(1,453)

Net cash provided by (used in) investing activities	-	28,547

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock	15,000	47,500
Proceeds from borrowings	4,999	-
Cancellation of loans payable - related parties	-	-
Prior period	-	-

Net cash provided by (used in) financing activities	19,999	47,500

Net increase (decrease) in cash & cash equivalents	(1,673)	(96,663)

Cash & cash equivalents at beginning of year	4,636	101,299

Cash & cash equivalents at end of year	$2,963	$4,636

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest expense	$24,000	$39,001

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH
ACTIVITIES:

Common stock issued for prepaid expenses	$72,500	$26,400

Commonstock issued for accrued expenses	$-	$145,000

Write-off discontinued operation's assets and liabilities	$-	$1,880,258

Note 1. - Organization and Basis of Presentation

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

Overview:

Case's business was to provide pre-settlement and post-settlement litigation funding services to attorneys and plaintiffs involved in personal injury and other contingency litigation, conducted primarily within the California courts (the "Litigation Finance Business"). Case funding services were non-recourse, meaning that the investment principal, success fees and interest are repaid only when the case is settled or favorably adjudicated in court. On September 30, 2005, the Company's Board of Directors approved a resolution declaring that the Company discontinued its Litigation Finance Business.

The Company intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities who or which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 ("1934 Act"). In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. We will not restrict our search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky.

Note 1. - Organization and Basis of Presentation - continued

Overview:

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

On October 3, 2008, the Company received an extension on its funding requirements from Trio Gold Corp.  Under the terms of the extension, the Company will be required to raise one million dollars ($1,000,000) for the project by March 31, 2009, one million dollars ($1,000,000) by August 31, 2009, one million dollars ($1,000,000) by December 31, 2009 and the final one million dollars ($1,000,000) by December 31, 2010. Case Financial, Inc. has agreed to issue 250,000 shares of its common stock to Trio Gold Corp. as consideration for this extension.

The Company has incurred net operating losses since its inception.  The Company had an accumulated deficit of $11,559,136 and $10,863,600 as of September 30, 2008 and 2007, respectively.  And a stockholders’ deficiency are $920,258 and $717,899 as of September 30, 2008 and 2007, respectively.  The Company has insufficient capital to fund all of its obligations. The Company discontinued its Litigation Finance Business and, as a result, the Company has no revenue-generating business operations at September 30, 2008 or in the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect of the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Note 2. – Summary of Significant Accounting Policies

a.  Basis of presentation:

The accompanying financial statements include the accounts of Case Financial Inc. and its subsidiaries, Case Financial, LLC and Case Capital Corporation. All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long -Lived Assets", the Company has determined that it complied with the provisions of SFAS No. 144 at September 30, 2008 and 2007 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. Accordingly, the Company has accounted for its Litigation Finance Business as a discontinued operation at September 30, 2008 and 2007.

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

Note 2. – Summary of Significant Accounting Policies – continued

d. Principles of Consolidation:

The accompanying financial statements include the accounts of Case Financial Inc. and its subsidiaries, Case Financial, LLC and Case Capital Corporation.  All significant intercompany accounts, transactions and profits have been eliminated upon consolidation and combination.

e. Impairment of Long-Lived Assets:

Long-lived assets consist primarily of property and equipment.  The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment.  If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement.  As of September 30, 2008, management believes there was no impairment of the Company’s long-lived assets.

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

l. Recent Accounting Pronouncements:

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60".  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's consolidated financial position, or their consolidated statements of operations, or consolidated cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles".  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's consolidated financial position, consolidated statements of operations, or consolidated cash flows at this time.

l. Recent Accounting Pronouncements:

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of their consolidated operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

l. Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods  within  those  fiscal  years,  beginning  on  or  after  December 15, 2008  (that  is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

Note 2. - Investment - Bahamas

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

Due to well-financed competition the Company on June 14, 2007 reached an agreement where Management One would return $30,000 of the Company’s initial investment of $40,000.  As part of the settlement the Company received a payment of $15,000 in July 2007 and a final payment of $15,000 in August 2007.

Note 4. – Discontinued operations

The Company has discontinued its Litigation Finance Business.  In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of SFAS No. 144 at September 30, 2008 and 2007 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation.   All remaining assets have either been assigned to the third party investors to collect directly from the attorneys that they advanced funds to, or were part of a settlement.  The Company will continue to account for all Litigation Finance Business as a discontinued operation at September 30, 2008, and the assets and liabilities of the Litigation Finance Business have been classified accordingly.  All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Condensed Consolidated Statement of Operations as Loss from Discontinued Operations.  There was a gain from discontinued operation of $306,305 and $97,703 for the years ended September 30, 2008 and 2007, respectively.

Note 5. – Settlement forgiveness of debt

Case Financial Inc. vs. Canadian Commercial Workers Industry Pension Plan, known as CCWIPP

On March 31, 2006 the Company reached a settlement agreement with the Canadian Commercial Workers Industry Pension Plan and several of it subsidiaries (CCWIPP).  CCWIPP was the Company’s largest secured creditor as well as a shareholder.

This settlement agreement resolves the Company’s outstanding loans to CCWIPP, the common stock of the Company held by CCWIPP and dismisses the litigation commenced by the Company with regard to business issues between the Company and CCWIPP.

The key terms to this agreement are:

•
The Company and CCWIPP shall form an Operating Committee to oversee the collection of receivable due from advances made through the Company by both parties.  This Operating Committee would be given the sole right and power to pursue collection on behalf of and for the benefit of both parties.

•
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

•	The cancellation of $2,500,000 in notes plus all accrued interest owed to CCWIPP by the Company.
•	The dismissal of the lawsuit filed by the Company against CCWIPP.
•	The return of 1,000,000 shares of the Company’s common stock to the Company treasury and
•	the cancellation of 3,000,000 warrants to purchase the Company’s common stock at an exercise price of $.50 that had been issued to CCWIPP.
•	The issuance of new warrants to CCWIPP to purchase up to 1,500,000 shares of the Company’s common stock at an exercise price of $.25. These warrants expire on December 31, 2008.

In November 2007 CCWIPP agreed to the cancellation of these warrants.

Note 6. - Property and Equipment

Equipment consisted of the following:

	September 30,
	2008	2007
Computer Software	$3,240	$3,240
Office furniture and fixtures	3,077	3,077
Office Equipment	13,922	13,922
	20,239	20,239
Less: Accumulated depreciation	(20,239)	(20,090)
	$0	$149

Note 7. - Loans Payable

		September 30,
		2008	2007
1	Notes payable, uncollateralized, interest payable monthly at 12.0% per annum	$150,000	$150,000
2	Notes payable, uncollateralized, interest payable monthly at 12.0% per annum	50,000	50,000

		$200,000	$200,000

(1) Effective January 1, 2003, an accredited investor, through its affiliation with CCWIPP, converted an investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note issued by the Company. The principal amount of the promissory note was $150,000. The Company is in default on this note due to non-payment of interest.  The related accrued interest payable is $79,500 as of September 30, 2008.

(2)  The principal amount of this promissory note was $50,000. Effective January 1, 2003, the note holder converted their investment in the Company by exchanging a four-year, 9.85% per annum promissory note for a four year, 12% per annum Promissory note. The Company is in default on this note due to non-payment of  interest.  The related accrued interest payable is $24,000 as of September 30,  2008.

Note 8. - Related Parties Transactions

Loan receivable

On November 9, 2007 the Company loaned $200,000 to All States ATM, Inc. with 10 % interest rate and six months term.  This loan agreement is in default with the remaining principle and interest due of $101,270.87 as of September 30, 2008.  The Company has agreed to assign to two officers in lieu of a reduction to accrued compensation currently outstanding.  The assignment will be divided equally between the two parties.

Loan payable

The related party debt consists of the following:

	September 30,
	2008	2007
Revolving demand loans – officers	$8,268	$3,269

	$8,268	$3,269

The Company entered into revolving demand loan agreements with its Chief Executive Officer and Chief Financial Officer.  Pursuant to the terms of these agreements, the Company may borrow, at the discretion of the lender, up to $50,000 from each officer payable on demand with interest at 8%.

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

(b)	An option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 to Mr. Lawrence Schaffer; and

(c) An option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 to Mr. Waddy Stephenson

A summary of the Company’s stock options as of September 30, 2008 and changes during the periods is as follows:

	Quarter ended September 30, 2008
		Weighted Average
	Options	Exercise Price

Outstanding at Beginning of Period	-	$-
Granted	2,000,000	0.25
Exercised	-	-
Expired Unexercised	-	-

Outstanding at End of period	2,000,000	$0.25

Stock Options

	Options Outstanding			Options Exercisable
Exercise prices	Number	Weighted	Weighted	Number	Weighted	Weighted
	Outstanding	average	average	exercisable	average	average
		remaining	exercise		remaining	exercise
		contractual	price		contractual	price
		life (years)			life (years)

$0.25	2,000,000	2.71	$0.25	-	-	$-

	2,000,000	2,71	0.25	-	-	$-

Note 9. – Commitments

As of June 1, 2007, the Company leased a new office space of 608 square feet located at 7720 El Camino Real Suite 2E, Carlsbad, California 92009. These facilities were leased at a monthly rental of $1,398.40 for the initial twelve months and $1,453.12 for the second twelve months. This lease expires on June 1, 2009. Lease commitments, excluding property taxes and insurance, are as follows: $11,625 for the year ended September 30, 2009. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available if needed.

Year Ended September 30, 2009
$11,625
$11,625

Note 10. – Contingencies

Case Financial v. Eric Alden

On March 25, 2005 a derivative lawsuit was filed by the Canadian Commercial Workers Industry Pension Plan ("CCWIPP"), a major stockholder of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a former director alleging that these officers and directors had damaged the Company by (a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint.

On October 5, 2005, Mr. Gregory, Mr. Pollock, and the Company executed a Settlement and Release Agreement regarding this action pursuant to which:

· Mr. Gregory returned to the Company 750,000 shares of common stock owned or controlled by him and cancelled two promissory notes of the Company totaling $100,000.
· Mr. Pollock returned to the Company 100,000 shares of common stock owned or controlled by him and repaid in cash to the Company $15,160.
· Mr. Pollock and Mr. Gregory were released from further action by the majority stockholder and the Company with respect to the claims made in the derivative lawsuit.
· Mr. Pollock and Mr. Gregory agreed to waive any and all further claims against the Company and the major stockholder.

The foregoing agreement was approved by the Court of Chancery in the State of Delaware and was consummated in February 2006. .

On September 1, 2006, the Company reached a settlement agreement with Mr. Bibicoff resolving all current litigation between the Company and this individual. The key terms to this settlement agreement were:

· The cancellation of promissory notes and accrued interest together totaling approximately $875,000 held by this individual.
· The dismissal of this individual from the derivative lawsuit filed in the Delaware Court of Chancery on March 16, 2005.
· The release of each party from any and all claims that could have been asserted by the other party in any of the actions dismissed as a result of this settlement agreement.

The foregoing agreement was approved by the Court of Chancery in the State of Delaware and was consummated in November 2007.

Mr. Alden remains the sole defendant in this action, on November 7th 2007, Case Financial assumed the role of plaintiff in the derivative action commenced against Alden in March 2005 by CCWIPP.

On April 25th 2005, Mr. Alden filed a breach of contract lawsuit against the Company in the Superior Court of the State of Californian for the County of Los Angeles, Case Number BC 332373. This lawsuit had been stayed by the court pending the outcome of the derivative action filed against Mr. Alden.

On April 12, 2006, Mr. Alden filed another lawsuit against Landmark American Insurance Company and Case Financial, Inc. in the Superior Court of the State of Californian for the County of Los Angeles, Case Number BC 336747 demanding indemnification for costs associated with this derivative action. This lawsuit is ongoing.

On April 19, 2006 Mr. Alden filed a wrongful termination lawsuit against the Company in the Superior Court of the State of California, Case Number BC 350929. This lawsuit had been stayed by the court pending the outcome of the derivative action filed against Mr. Alden.

Mr. Alden has been directed by the court not to file any additional lawsuits against the Company until the derivative action has been resolved.

Case Financial v. Squire Sanders

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

Case Financial v. CCWIPP

On November 5, 2007 the Company entered into a settlement agreement with the Canadian Commercial Workers Industry Pension Plan ("CCWIPP"), resolving a dispute concerning the disposition of funds collected and held in escrow totaling $812,000 and another $160,000 in receivables collected on behalf of CCWIPP and the Company pursuant to a previously entered settlement agreement. The Company and CCWIPP each received $250,000 of these funds. However $50,000 of the Company's funds are to remain in escrow for one year to address potential future costs that may be incurred by CCWIPP in the derivative lawsuit discussed above.

Case Financial v Old CFI

On July 3rd, 2008, the company was served with a lawsuit that was filed in the Superior Court of the State of California for the County of Los Angeles, Case Number BC 391485, against the Company by Old

CFI, Inc relating to (a) its performance under the service agreement between the Company and Old CFI, Inc and (b) the transfer of the Company's common stock from Old CFI, Inc to the secured creditors of Old CFI, Inc by the CEO of Old CFI, Inc. The Company believes that this lawsuit is completely without merit.

Note 11 – Warrants

At September 30, 2008 year-ended, the Company had zero warrants outstanding.

Note 12. - Taxes on income

No provision was made for Federal income tax since the Company has significant net operating loss. As of September 30, 2008, the Company had available net operating loss carryforwards amounting to approximately $11,559,136, that may be applied against future taxable income and that expire in 2028. A substantial portion of this net operating loss carryforwards may be limited due to past and future changes of ownership.

The Company's total deferred tax asset is as follows:

September 30, 2008
Tax benefit of net operating loss carryforward	$3,930,106
Valuation allowance	(3,930,106)
Net deferred tax asset	$-

Note 13 – Common Stock Transactions

In February 2007, warrants to purchase 250,000 shares of the Company’s common stock at a price of $.10 per share were exercised.

In March 2007, certain officers and directors of the Company exercised their remaining warrants to purchase a total of 1,450,000 shares of the Company’s common stock at a price of $.10 per share.

In April 2007 warrants to purchase 50,000 shares of the Company's common stock at a price of $.10 per share were exercised.

In May 2007, warrants to purchase 175,000 shares of the Company's common stock at a price of $.10 per share were exercised.

In July 2007, the Company issued 240,000 shares for services at a price of $0.25.

In June 2008, pursuant to the terms of its exploration agreement with Trio Gold Corp., the Company issued 250,000 shares of the Company’s common stock to Trio Gold Corp.

On June 18, 2008, as consideration for his agreeing to serve on the Company's Board of Directors, the Company issued 500,000 shares of the Company's common stock to Ike Suri. On August 6, 2008, upon Mr. Ike Suri's resignation from the Company's Board of Directors, the common stock issued to Mr. Ike Suri was returned to the Company and cancelled.

In June 2008, warrants to purchase 150,000 of the Company’s common stock at a price of $.10 per share were exercised.

As of September 30, 2008 the Company has 28,935,145 shares of common stock outstanding.

Note 14. - Going concern

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company incurred net income/ (loss) of $(695,536) and $137,721 during the years ended September 30, 2008 and 2007, respectively. There was an accumulated deficit of $11,559,136, as of September 30, 2008 and total liabilities exceeded total assets by $920,258 as of September 30, 2008. The Company has discontinued its primary business activity, the Litigation Finance Business. The Company's current cash is not sufficient to sustain the Company's operations unless the Company is successful at collecting amounts due and owing on its existing investment in contracts and loan receivable portfolios and/or raising additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 15. – Subsequent Events

On October 3, 2008, the Company received an extension on its funding requirements from Trio Gold Corp.  Under the terms of the extension, the Company will be required to raise one million dollars ($1,000,000) for the project by March 31, 2009, one million dollars ($1,000,000) by August 31, 2009, one million dollars ($1,000,000) by December 31, 2009 and the final one million dollars ($1,000,000) by December 31, 2010. Case Financial, Inc. issued 250,000 shares of its common stock to Trio Gold Corp. as consideration for this extension.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Item 8B. Other Information

Not applicable.

PART III

Item 9. Directors, and Executive Officers of the Registrant.

The following are the directors and officers as of September 30, 2008.

Name	Position	Age
Michael Schaffer	Chairman of the Board, Chief Executive Officer	66
Lawrence Schaffer	Director, President, Chief Financial Officer	40
Waddy Stephenson	Director, Corporate Secretary	48

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

Waddy Stephenson had served as Director and Vice President of the Company March 1999 to May 2002. Mr. Stephenson is also a shareholder of the Company. Mr. Stephenson has 20 years experience in the development and management of computer software. Mr. Stephenson received a Bachelor of Science from the University of North Florida in 1986.

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

Compliance with Section 16(a) of the Act

The members of the Board of Directors, certain executive officers of the Company and persons who hold more than 10% of the Company's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act which require them to file reports with respect to their ownership of common stock and their transactions in common stock. Based upon the copies of Section 16(a) reports that the Company received from such persons for their 2008 fiscal year transactions in the common stock and their common stock holdings, the Company believes that the reporting requirements under Section 16(a) for such fiscal year were not met in a timely manner by certain of its executive officers, Board members and greater than ten-percent stockholders. The following schedule contains the required information for the last fiscal year:

	Number of Late Reports	Number of Late Transactions Not Reported on Time	Number of Failures to File
Michael Schaffer	0	0	0
Lawrence Schaffer	0	0	0
Waddy Stephenson	0	0	0
William Rapaglia	1	1	0
Sam Schwartz	0	0	0

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We are in the process of reviewing a code of ethics with our attorneys and the independent board members and will adopt one upon completion of discussions.

Item 10. Executive Compensation

The following Summary Compensation Table sets forth the accrued compensation earned by the Company's Chief Executive Officer and Chief Financial Officer for the year ended September 30, 2008.

Name	Salary	Bonus
Michael Schaffer, CEO	99,000	$0.00 (1)
Lawrence Schaffer, CFO	84,000	$0.00 (2)

(1) Includes an auto allowance of $9,000.

(2) Includes an auto allowance of $6,000.

Option Grants in Last Fiscal Year

The Company granted options to its directors during this past fiscal year, including grants to Michael Schaffer and Lawrence Schaffer. Refer to the section “Compensation of Directors” for additional information.

Aggregated Option Exercised in Last Fiscal Year and Year End Option Holdings

None

Employment Agreements

As of September 30, 2008 there were no employment agreements with any current employees.

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

On June 18, 2008, as consideration for his agreeing to serve on the Company's Board of Directors, the Company issued 500,000 shares of the Company's common stock to Ike Suri. On August 6, 2008, upon Mr. Ike Suri's resignation from the Company's Board of Directors, the common stock issued to Mr. Ike Suri was returned to the Company and cancelled.

On June 18, 2008, as consideration for his agreeing to serve on the Company's Board of Directors, the Company issued an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 to Mr. Ike Suri. This option is fully vested and expires on June 18, 2011. On August 6, 2008, upon Mr. Ike Suri's resignation from the Company's Board of Directors, the stock option issued to Mr. Ike Suri was cancelled.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of September 30, 2008 with respect to beneficial ownership of the outstanding shares of common stock of the Registrant by the Registrant's directors, executive officers and each person known by the Registrant to own in excess of 5% of the outstanding shares of common stock of the Registrant, and the directors and executive officers as a group. Unless otherwise specified, the address of all listed persons is 7720 El Camino Real Suite 2E, Carlsbad, CA 92009. Beneficial ownership is determined in accordance with the SEC Rule 13d-3 and generally includes shares over which the holder has voting or investment power, subject to community property laws. All shares of common stock obtainable upon conversion of securities or exercise of stock options or warrants (including those that are not currently exercisable but will become exercisable within 60 days hereafter) are considered to be beneficially owned by the person holding the options or warrants for computing that person's percentage, but are not treated as outstanding for computing the percentage of any other person. Unless otherwise specified, each person below has personal and sole beneficial ownership of the shares of common stock:

Name of Beneficial	Total	%

Michael Schaffer	2,706,015	9.0	% (1)
Lawrence Schaffer	2,062,850	7.0	% (2)
Waddy Stephenson	1,246,300	4.2	% (3)

Directors and Executive Officers as a group (3 persons)	6,015,165	19.4	% (4)

Sam Schwartz 16032 Valley Meadow Place Encino, CA 91436	3,767,300	13.0%

William Rapaglia	1,779,800	6.2%

This table was calculated using the number of shares outstanding as of September 30, 2008, which were 28,935,145.

(1)
This entry includes the option to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.25 granted to Michael Schaffer on June 18, 2008. This option expires on June 17, 2011.

(2)
This entry includes the option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 granted to Lawrence Schaffer on June 18, 2008. This option expires on June 17, 2011.

(3)
This entry includes the option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 granted to Waddy Stephenson on June 18, 2008. This option expires on June 17, 2011.

(4)
This entry includes the option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 granted to Waddy Stephenson on June 18, 2008. This option expires on June 17, 2011.

(5)	This entry includes the options to purchase 2,000,000 shares of the Company's common stock detailed in notes 1-3above.

Item 12. Certain Relationships and Related Transactions

In October 2005, the Company entered into revolving demand loan agreements with Michael Schaffer, its Chief Executive Officer and Lawrence Schaffer, its Chief Financial Officer. Pursuant to the terms of these agreements, the Company may borrow, at the discretion of the lender, up to $50,000 from each officer payable on demand with interest at 8.0%.  As of September 30, 2008, the total amount owed on these notes was $3,268.

In October 2007, the Company entered into revolving demand loan agreements with Waddy Stephenson, a director and the Corporate Secretary. Pursuant to the terms of these agreements, the Company may borrow, at the discretion of the lender, up to $50,000 payable on demand with interest at 8.0%.

As of September 30, 2008, the loan agreement dated November 9, 2007 for the amount of $200,000 between All States ATM and the Company was in default with the remaining principle and interest due of $101,270.87 due to the Company.  The Company decided to assign this loan agreement to Michael Schaffer and Lawrence Schaffer in exchange for an equivalent reduction in accrued compensation that is presently owed to each of them.

Consequently, Case Financial assigned 50% of its interest in the loan agreement to Michael Schaffer in lieu of a reduction of $50,635.43 to accrued compensation that was owed by Case Financial to Michael Schaffer and assigned the remaining 50% of its interest in the loan agreement to Lawrence Schaffer in lieu of a reduction of $50,635.44 to accrued compensation that was owed by Case Financial to Lawrence Schaffer.

Item 13. Exhibits and Reports

(a) Exhibits. The exhibits listed on the attached Exhibit Index are filed as part of this report.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The approximate aggregate fees billed for each of the last two fiscal years for professional services rendered by Chang G. Park, CPA for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's SEC filings is as follows: 2008: $29,000; and 2007: $21,500.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Chang G. Park, CPA that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Chang G. Park, CPA for tax compliance, tax advice, and tax planning is as follows: 2008: $0 and 2007: $0.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by Chang G. Park, CPA other than the services reported above: $0.

The Company's Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. There have been no non-audit services provided by our independent accountant in 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Case Financial, Inc. January 13, 2009	/s/ Michael Schaffer Michael Schaffer Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Schaffer Michael Schaffer	Chairman of the Board of Directors, Chief Executive Officer	January 13, 2009

/s/ Lawrence Schaffer Lawrence Schaffer	Director, President, Chief Financial Officer	January 13, 2009

/s/ Waddy Stephenson Waddy Stephenson	Director, Corporate Secretary	January 13, 2009

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002