Form 10-Q
period 2008-12-31
CASE FINANCIAL INC
filed 2009-02-23
CIK 1096841

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-27757

                               CASE FINANCIAL INC.
             (Exact Name of registrant as specified in its charter)

             DELAWARE                                         33-0529299
  State or other jurisdiction of                 (I.R.S. Employer Identification
  incorporation or organization)                             Number)

 7720 El Camino Real, Suite 2E, Carlsbad, CA                  92009
   (Address of principal executive offices)                 (Zip code)

                                 (760) 804-1449
                (Issuer's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [_]                Accelerated filer [_]
     Non-accelerated filer [_]                  Smaller reporting company [X]
     (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares of issuer's common stock outstanding as of December 31, 2008:
29,185,145

                                TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION...............................................3

   ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS........................3

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULT OF OPERATION........................................10

   ITEM 3. CONTROLS AND PROCEDURES..........................................14

PART II - OTHER INFORMATION.................................................14

   ITEM 1. LEGAL PROCEEDINGS................................................14

   ITEM 2.  UNREGISTERD SALE OF EQUITY SECURITIES...........................16

   ITEM 3. DEFAULTS IN SENIOR SECURITIES....................................16

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............16

   ITEM 6.  EXHIBITS........................................................16

SIGNATURES..................................................................17

PART I - FINANCIAL INFORMATION


ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets

---------------------------------------------------------------------------------------------------------------

                                     ASSETS

                                                                             As of                    As of
                                                                          December 31,            September 30,
                                                                              2008                    2008
                                                                           Unaudited
                                                                           ---------                ---------
Current Assets
    Cash & cash equivalents                                               $        205            $      2,963
    Prepaid expense                                                              8,758                  41,223

                                                                          ------------            ------------

Total Current Assets                                                             8,963                  44,186

Other Assets
    Deposits                                                                     1,453                   1,453
                                                                          ------------            ------------

Total Other Assets                                                               1,453                   1,453
                                                                          ------------            ------------

  TOTAL ASSETS                                                            $     10,416            $     45,639
                                                                          ============            ============

            LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
    Accounts payable and accrued expenses                                 $    969,944            $    757,629
    Accounts payable - other                                                     1,550                       -
    Loans payable - related parties                                             59,768                   8,268
    Loans payable                                                              215,000                 200,000
                                                                          ------------            ------------

Total Current Liabilities                                                    1,246,262                 965,897

Stockholders' Equity (Deficit)

    Preferred stock, ($.0001 par value, 20,000,000
      shares authorized; none issued and outstanding.)                               -                       -
    Common stock, (par value $.001 per share, 100,000,000 shares authorized: 29,185,145 and 28,935,145 shares
      issued and outstanding as of December 31, 2008 and
      September 30, 2008, respectively)                                         29,185                  28,935
    Paid-in capital                                                         10,614,693              10,609,943
    Accumulated deficit                                                    (11,879,724)            (11,559,136)
                                                                          ------------            ------------

Total Stockholders' Equity (Deficit)                                        (1,235,846)               (920,258)

    TOTAL LIABILITIES &
         STOCKHOLDERS' EQUITY (DEFICIT)                                   $     10,416            $     45,639
                                                                          ============            ============

                                                 CASE FINANCIAL, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Operations (unaudited)

---------------------------------------------------------------------------------------------------------------

                                                        Three Months                 Three Months
                                                           Ended                         Ended
                                                        December 31,                 December 31,
                                                            2008                         2007
                                                            ----                         ----
Revenues
  Service                                               $           -                $          -
                                                         ------------                ------------

Net Revenue                                                         -                           -

Operating Expenses
  Depreciation                                                      -                         149
  General and administrative                                   65,221                      25,044
  Salaries                                                     42,000                      42,000
  Bad debts                                                         -                           -
  Stock option expense                                              -                           -
  Professional fees                                           207,368                      58,601
                                                         ------------                ------------

Total Operating Expenses                                      314,589                     125,794
                                                         ------------                ------------

Income (Loss) from operations                                (314,589)                   (125,794)

Other Income (Expenses)
  Interest income                                                   -                       2,020
  Interest expense                                             (6,000)                     (6,000)
  Other income                                                      -                       1,984

                                                         ------------                ------------

Total Other income                                             (6,000)                     (1,996)
                                                         ------------                ------------

Net income (loss) before discontinued
operations                                                   (320,589)                   (127,790)
                                                         ============                ============

Gain (Loss) from discontinued
operations                                                          -                     205,000

                                                         ------------                ------------

Net Income                                               $   (320,589)               $     77,210
                                                         ============                ============

Net Income (Loss) per common share - basic and diluted:

From continuing operations                               $      (0.01)               $      (0.00)
                                                         ============                ============

From discontinued operations                             $          -                $       0.01
                                                         ============                ============

Weighted average number of
  common shares - basic and diluted                        28,937,862                  28,535,145
                                                         ============                ============

                                                 CASE FINANCIAL, INC. AND SUBSIDIARIES
                                Consolidated Statements of Changes in Stockholders Equity (Deficit)
                                                          As of December 31, 2008

------------------------------------------------------------------------------------------------------------------------------------
                                        Common          Common    Additional      Shares To    Treasury    Retained         Total
                                        Shares          Stock       Paid-in       Be Issued      Stock     Earnings
                                                        Amount      Capital                                (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2006           24,406,812        25,407     9,846,894       294,500     (240,000)  (11,001,321)   (1,074,520)
(Restated)
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued for convertible    1,913,333         1,913       285,087      (287,000)                                       -
debenture

Common stock retired after return                       (1,000)     (239,000)                   240,000                           -
to treasury

Common stock issued in payment of         50,000            50         7,450        (7,500)                                       -
accrued interest

Common stock issued in warrant           250,000           250        24,750                                                 25,000
conversion

Common stock issued for Directors      1,450,000         1,450       143,550                                                145,000
fees

Common stock issued in warrant            50,000            50         4,950                                                  5,000
conversion

Common stock issued in warrant           175,000           175        17,325                                                 17,500
conversion

Common stock issued for services         240,000           240        26,160                                                 26,400
rendered

Net Income                                                                                                    137,721       137,721

------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2007           28,535,145        28,535    10,117,166             -            -   (10,863,600)     (717,899)

------------------------------------------------------------------------------------------------------------------------------------

Common stock issued in purchase          250,000           250        72,250                                                 72,500
agreement

Common stock issued for Directors        500,000           500       114,500                                                115,000
fees

Cancel stock issued for Directors       (500,000)         (500)     (114,500)                                              (115,000)
fees

Stock options                                                        405,677                                                405,677

Common stock issued for cash             150,000           150        14,850                                                 15,000

Net Income (loss)                                                                                            (695,536)     (695,536)

------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2008           28,935,145        28,935    10,609,943             -            -   (11,559,135)     (920,257)
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued in purchase          250,000           250          4750                                                   5000
agreement

Net Income (loss)                                                                                            (320,589)     (320,589)

------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2008            29,185,145  $     29,185  $ 10,614,693    $        -     $      -  $(11,879,724) $ (1,235,846)
(unaudited)
====================================================================================================================================

                                      CASE FINANCIAL, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------------------------

                                                                              Three Months       Three Months
                                                                                  Ended              Ended
                                                                              December 31,       December 31,
                                                                                  2008               2007
                                                                                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
   Gain (Loss) from discontinued operations                                  $         -         $    77,210
   Gain (Loss) from continuing operations                                       (320,589)           (205,000)
                                                                             -----------         -----------
   Net income (loss)                                                            (320,589)           (127,790)

   Adjustments to reconcile net loss to net cash
         Amortization of prepaid royalty                                          28,065                   -
         Common stock issued for extension of exploration agreement                5,000
   provided by (used in) operating activities:
         Changes in operating assets and liabilities:
             (Increase) decrease in prepaid expenses                               4,400              33,761
             Increase (decrease) in accounts payable and other liabilities       212,315              56,684
             Increase (decrease) in accounts payable other                         1,551
                                                                             -----------         -----------

   Net cash (used by) continuing operations                                            -             (37,196)
   Net cash provided by continuing operations                                          -             205,000
                                                                             -----------         -----------

   Net cash (used by) provided by operating activities                           (69,258)            167,804

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

   Increase in loan receivable                                                         -            (152,020)
                                                                             -----------         -----------

   Net cash provided by (used in) investing activities                                 -            (152,020)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

   Proceeds from borrowings - (related parties)                                   51,500                   -
   Proceeds from borrowings                                                       15,000                   -
                                                                             -----------         -----------

   Net cash provided by (used in) financing activities                            66,500                   -
                                                                             -----------         -----------

   Net increase (decrease) in cash & cash equivalents                             (2,758)             15,784

   Cash & cash equivalents at beginning of period                                  2,963               4,636
                                                                             -----------         -----------

   Cash & cash equivalents at end of period                                  $       205         $    20,420
                                                                             ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest expense                                                             $     6,000         $     6,000
                                                                             ===========         ===========

Income taxes paid                                                            $         -         $         -
                                                                             ===========         ===========

SUPPLEMENTAL DISCLOSURES OF NON CASH
ACTIVITIES:

Common stock issued for prepaid expenses                                     $    72,500         $    26,400
                                                                             ===========         ===========


Common stock issued for accrued expenses                                     $         -         $   145,000
                                                                             ===========         ===========

Write-off discontinued operation's assets and liabilities                    $         -         $ 1,880,258
                                                                             ===========         ===========

NOTE 1 -   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying December 31, 2008 condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2008 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 2008 audited consolidated financial statements. The results of operations for periods ended December 31, 2008 are not necessarily indicative of the operating results for the full years.

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


NOTE 3 - SIGNIFICANT EVENTS

DISCONTINUED OPERATIONS


The Company has discontinued its Litigation Finance Business. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of SFAS No. 144 at September 30, 2008 and 2007 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. All remaining assets have either been assigned to the third party investors to collect directly from the attorneys that they advanced funds to, or were part of a settlement. The Company will continue to account for all Litigation Finance Business as a discontinued operation at September 30, 2008, and the assets and liabilities of the Litigation Finance Business have been classified accordingly. All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Condensed Consolidated Statement of Operations as Loss from Discontinued Operations. There was no gain from discontinued operation for the three months ended December 31, 2008.

LEGAL PROCEEDINGS

Case Financial v. Eric Alden
----------------------------


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


LEGAL PROCEEDINGS

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



LEGAL PROCEEDINGS

Case Financial v. Squire Sanders
--------------------------------

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

Case Financial v. CCWIPP
------------------------

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

Case Financial v Old CFI
------------------------

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



SIGNIFICANT EVENTS


On October 3, 2008, the Company received an extension on its funding requirements from Trio Gold Corp. Under the terms of the extension, the Company will be required to raise one million dollars ($1,000,000) for the project by March 31, 2009, one million dollars ($1,000,000) by August 31, 2009, one million dollars ($1,000,000) by December 31, 2009 and the final one million dollars ($1,000,000) by December 31, 2010. On December 31, 2008, Case Financial, Inc. issued 250,000 shares of its common stock to Trio Gold Corp. as consideration for this extension.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The discussion contained herein is for the three months December 31, 2008. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008.

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as "anticipates", "expects", "intends", "plans", "believes", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in "Factors That May Affect Future Results" in the Company's Form 10KSB filed on January 13, 2009 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 and in the Company's other filings with the Securities and Exchange Commission.

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

On June 2, 2008, the Company entered into an Exploration Agreement with Trio Gold Corp. to explore 29 gold claims covering 547 acres (the Rodeo Creek property) located at the north end of the Carlin Trend in Elko County, Nevada. Under the terms of the agreement, Case Financial, Inc. is to provide $4,000,000 in funding over the next three years to explore the 29 claims and to issue 1,000,000 shares of its common stock to Trio Gold Corp. during the same time period, to earn a 70 percent undivided interest in these claims.

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

Management believes that the Company's operations should be focused on the following two objectives:

     o Raising capital to fund its obligations under the Exploration Agreement with Trio Gold Corp.

     o Successful prosecution of the derivative action against its former Chief Executive Officer Eric Alden and defending against related actions initiated by Mr. Alden against the Company; and

The Company believes that its current cash resources will be inadequate to fund its operations through its fiscal year ended September 30, 2009. In order to continue its operations and in order to fund the aforementioned Exploration Agreement with Trio Gold Corp, the Company anticipates that some form of equity financing and/or a formal or informal restructuring or reorganization will be required.

OUR CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: discontinued operations, use of estimates and impairment of long-lived assets. These accounting policies are discussed in "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2008, as well as in the notes to the September 30, 2008 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at September 30, 2008.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of costs not directly associated with our Litigation Finance Business. General and administrative expenses were $65,221 for the three months ended December 31, 2008 compared with $25,044 for the three months ended December 31, 2007, an increase of $40,177.

INTEREST EXPENSES

Interest expenses were $6,000 for the three months ended December 31, 2008 compared with $6,000 for the three months ended December 31, 2007, no affect in increase/decrease.

OPERATING ACTIVITIES

Our balance sheet at December 31, 2008 reflects cash of $205 compared to cash of $2,963 at September 30, 2008, a decrease of $2,758. Net cash used in operating activities was ($69,258) for the three months ended December 31, 2008 compared to $167,804 for the three months ended December 31, 2007.

INVESTMENT ACTIVITIES

Net cash used in investing activities for the three months ended December 31, 2008 was zero compared to ($152,020) for the three months ended December 31, 2007 an increase of $152,020.

FINANCING ACTIVITIES

Net cash provided in financing activities was $66,500 for the three months ended December 31, 2008 as compared to zero for the three months ended December 31, 2007.

PRINCIPAL COMMITMENTS

As of June 1, 2007, the Company leased a new office space of 608 square feet located at 7720 El Camino Real Suite 2E, Carlsbad, California 92009. These facilities were leased at a monthly rental of $1,398.40 for the initial twelve months and $1,453.12 for the second twelve months. This lease expires on June 1, 2009. At December 31, 2008, lease commitments, excluding property taxes and insurance, are $7,265.60 for the year ended 2009. We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available if needed.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2008, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 3. DEFAULTS IN SENIOR SECURITIES

As of January 31, 2009, the Company is in default on the following notes:

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



Dated: February 20, 2009                        Case Financial, Inc

                                                /s/ Michael Schaffer
                                                --------------------
                                                By: Michael Schaffer

                                                Its: Chief Executive Officer
                                                (Principal Executive Officer)


Dated: February 20, 2009                        /s/ Lawrence Schaffer
                                                ---------------------
                                                By: Lawrence Schaffer

                                                Its: Chief Financial Officer
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)