Form 10-Q
period 2009-03-31
CASE FINANCIAL INC
filed 2009-05-20
CIK 1096841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________
COMMISSION FILE NUMBER 0-27757
CASE FINANCIAL INC. (Exact Name of registrant as specified in its charter)
DELEWARE (State of other jurisdiction of incorporation or organization)	33-0529299 (I.R.S. Employer Identification Number)
7720 El Camino Real, Suite 2E, Carlsbad, CA (Address of principal executive offices)	92009 (Zip code)
(760) 804-1449 (Issuer's telephone number, including area code)
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

Large accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of issuer's common stock outstanding as of April 30, 2009: 29,185,145

TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION
ITEM 3. CONTROLS AND PROCEDURES
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES
ITEM 3. DEFAULTS IN SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CASE FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
ASSETS
	(Unaudited)
	As of	As of
	March 31,	September 30,
	2009	2008

Current Assets
Cash & cash equivalents	$66	$2,963
Prepaid expense	8,758	41,223

Total Current Assets	8,824	44,186

Net Property & Equipment	-	-

Other Assets
Deposits	1,453	1,453

Total Other Assets	1,453	1,453

TOTAL ASSETS	$10,277	$45,639

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$-	$-
Accounts payable and accrued expenses	1,073,406	757,629
Loans payable - related parties	70,267	8,268
Loans payable	215,000	200,000

Total Current Liabilities	1,358,673	965,897

TOTAL LIABILITIES	1,358,673	965,897

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock, (par value $.001 per share, 100,000,000
shares authorized: 28,935,145 shares issued and outstanding
as of March 31, 2009 and September 30, 2008)	28,935	28,935
Paid-in capital	10,609,943	10,609,943
Accumulated deficit	(11,987,274)	(11,559,136)

Total Stockholders' Equity (Deficit)	(1,348,396)	(920,258)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$10,277	$45,639

CASE FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
March 31, 2007

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

Revenues
Contract fees	-	-	-	-
Service	$-	$-	$-	$-

Net Revenue	-	-	-	-

Operating Expenses				-
Depreciation	-	149	-	-
General and administrative	79,375	51,492	20,154	26,448
Salaries	84,000	84,000	42,000	42,000
Bad debts	-	-
Stock option expense	-	-
Professional fees	252,763	100,213	50,395	41,612

Total Operating Expenses	416,138	235,854	112,549	110,060

Other Income & (Expenses)
Other income	-	-	-	0

Total Other Income & (Expenses)	-	-	-	0

Income (Loss) from operations	(416,138)	(235,854)	$(112,549)	$(110,060)

Other Income (Expenses)
Interest income	-	5,453	-	3,433
Interest expense	(12,000)	(12,000)	(6,000)	(6,000)
Other income	-	13,425	-	11,441
Other expense	-	(110)	-	(110)

Total Other income	(12,000)	6,768	(6,000)	8,764

Net income (loss) before discontinued operations	(428,138)	(229,086)	(118,549)	(101,296)

Gain (Loss) from discontinued operations	-	268,494	97,703	63,494

Net Income	$(428,138)	$39,408	(20,846)	(37,802)

Net Income (Loss) per common share - basic and diluted:

From continuing operations	$(0.01)	$(0.01)	$(0)	$(0.00)

From discontinued operations	$-	$0.01	$0	$0.00

Weighted average number of
common shares - basic and diluted	28,935,145	28,535,145	28,023,050	28,535,145

CASE FINANCIAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Gain (Loss) from discontinued operations	$-	$39,408
Gain (Loss) from continuing operations	(428,138)	(268,494)
Net income (loss)	(428,138)	(229,086)

Adjustments to reconcile net loss to net cash
Amortization of prepaid royalty	-	149
provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	32,465	40,486
Increase (decrease) in accounts payable and other liabilities	315,777	103,175

Net cash (used by) continuing operations	-	(85,276)
Net cash provided by continuing operations	-	268,494

Net cash (used by) provided by operating activities	(79,896)	183,218

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in loan receivable	-	(105,453)

Net cash provided by (used in) investing activities	-	(105,453)

CASH FLOWS FROM FINANCING ACTIVITIES

Bank overdraft	-
Proceeds from borrowings - (related parties)	61,999	-
Proceeds from borrowings	15,000	-

Net cash provided by (used in) financing activities	76,999	-

Net increase (decrease) in cash & cash equivalents	(2,897)	77,765

Cash & cash equivalents at beginning of period	2,963	4,636

Cash & cash equivalents at end of period	$66	$82,401

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest expense	$12,000	$12,000

Income taxes paid	$-	$-

CASE FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of March 31, 2009

NOTE 1 -   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2009 condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s September 30, 2008 audited consolidated financial statements.  The results of operations for periods ended March 31, 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty.  It is management intention to seek additional operating funds through operations, and debt or equity offerings.  Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.  There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 3 − SIGNIFICANT EVENTS

DISCONTINUED OPERATIONS

The Company has discontinued its Litigation Finance Business.  In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of SFAS No. 144 at September 30, 2008 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation.   All remaining assets have either been assigned to the third party investors to collect directly from the attorneys that they advanced funds to, or were part of a settlement.  The Company will continue to account for all Litigation Finance Business as a discontinued operation at September 30, 2008, and the assets and liabilities of the Litigation Finance Business have been classified accordingly.  All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Condensed Consolidated Statement of Operations as Loss from Discontinued Operations.  There was no gain from discontinued operation for the three months ended March 31, 2009.

CASE FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of March 31, 2009

NOTE 3 − SIGNIFICANT EVENTS

LEGAL PROCEEDINGS

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
As of March 31, 2009

NOTE 3 − SIGNIFICANT EVENTS

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

Case Financial v. Squire Sanders

On March 6, 2006 a lawsuit was filed in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County Florida, case number 07-06488CA 02 against the Company by a law firm, for unpaid legal bills in the amount of $94,036. On February 14, 2008 the Company entered into a settlement with the above law firm. The settlement states that Case Financial shall pay the total sum of $72,500 in equal monthly installments of $5,000. In the event of default the Company agreed that the entire amount of $94,036 plus all accrued interest shall be due the law firm. The Company is now in default of this agreement.

CASE FINANCIAL, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
As of March 31, 2009

NOTE 3 − SIGNIFICANT EVENTS

LEGAL PROCEEDINGS

Case Financial v. CCWIPP

On November 5, 2007 the Company entered into a settlement agreement with the Canadian Commercial Workers Industry Pension Plan ("CCWIPP"), resolving a dispute concerning the disposition of funds collected and held in escrow totaling $812,000 and another $160,000 in receivables collected on behalf of CCWIPP and the Company pursuant to a previously entered settlement agreement. The Company and CCWIPP each received $250,000 of these funds. However $50,000 of the Company's funds are to remain in escrow for one year to address potential future costs that may be incurred by CCWIPP in the derivative lawsuit discussed above. On February 17, 2009, the Canadian Commercial Workers Industry Pension Plan ("CCWIP") filed a Complaint in Arbitration, asserting that the Company breached the non-disparagement clause of the November 7, 2007 settlement agreement between CCWIPP and the Company. These allegations are based on the Company's CEO complaining to the Directors of CCWIPP over certain actions of it agents that the Company believes interfered with the Company's business and the Company's prosecution of the Delaware action. The Company believes that it will prevail in arbitration.

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

Due to the current economic conditions, the Company was unable to raise the capital required to fund the Exploration Agreement with Trio Gold Corp. and on April 17, 2009, pursuant to terms of that agreement, Trip Gold Corp. terminated the Exploration Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The discussion contained herein is for the six months March 31, 2009. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008.

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as "anticipates", "expects", "intends", "plans", "believes", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in "Factors That May Affect Future Results" in the Company's Form 10KSB filed on January 13, 2009 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. Each reader should carefully review and consider the various disclosures made by the Company in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 and in the Company's other filings with the Securities and Exchange Commission.

OVERVIEW

The Company’s business was to provide pre-settlement and post-settlement litigation funding services to attorneys and plaintiffs involved in personal injury and other contingency litigation, conducted primarily within the California courts (the "Litigation Finance Business"). The Company’s funding services were non-recourse, meaning that the investment principal, success fees and interest are repaid only when the case is settled or favorably adjudicated in court. On September 30, 2005, the Company's Board of Directors approved a resolution declaring that the Company discontinued its Litigation Finance Business.

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

In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk ors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services or trades; name identification; and other relevant factors.

On June 2, 2008, the Company entered into an Exploration Agreement with Trio Gold Corp. to explore 29 gold claims covering 547 acres (the Rodeo Creek property) located at the north end of the Carlin Trend in Elko County, Nevada. Under the terms of the agreement, the Company is to provide $4,000,000 in funding over the next three years to explore the 29 claims and to issue 1,000,000 shares of its common stock to Trio Gold Corp. during the same time period, to earn a 70 percent undivided interest in these claims.

On October 3, 2008, the Company received an extension on its funding requirements from Trio Gold Corp. Under the terms of the extension, the Company will be required to raise one million dollars ($1,000,000) for the project by March 31, 2009, one million dollars ($1,000,000) by August 31, 2009, one million dollars ($1,000,000) by December 31, 2009 and the final one million dollars ($1,000,000) by December 31, 2010. The Company has agreed to issue 250,000 shares of its common stock to Trio Gold Corp. as consideration for this extension.

Due to the current economic conditions, the Company was unable to raise the capital required to fund the Exploration Agreement with Trio Gold Corp and on April 17, 2009, pursuant to terms of that agreement, Trip Gold Corp terminated the Exploration Agreement.

At this time, Management believes that the Company's operations should be focused the successful prosecution of the derivative action against its former Chief Executive Officer Eric Alden and defending against related actions initiated by Mr. Alden against the Company.

The Company believes that its current cash resources will be inadequate to fund its operations through its fiscal year ended September 30, 2009. In order to continue its operations, the Company anticipates that some form of equity financing and/or a formal or informal restructuring or reorganization will be required.

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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of costs not directly associated with our Litigation Finance Business. General and administrative expenses was $79,375 for the six months ended March 31, 2009, compared with $51,492 for the six months ended March 31, 2008, an increase of $27,883.

INTEREST EXPENSES

Interest expense was $12,000 for the six months ended March 31, 2009, compared with $12,000 for the six months ended March 31, 2008.

OPERATING ACTIVITIES

Our balance sheet at March 31, 2009 reflects cash of $66 compared to cash of  $2,963 at September 30, 2008, a decrease of $2,897.

Net cash provided by operating activities was $(79,896) for the six months ended March 31, 2009 compared to $183,218 for the six months ended March 31, 2008, a decrease of $263,114.

INVESTMENT ACTIVITIES

Net cash used in investing activities for the six months ended March 31, 2009 was $0 compared to net cash used in investing activities was $105,453 for the six months ended March 31, 2008, an decrease of $105,453.

FINANCING ACTIVITIES

Net cash used in financing activities for the six months ended March 31, 2009 was $76,999 compared to net cash used in financing activities was $0 for the six months ended March 31, 2008, an increase of $76,999.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2009, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 25, 2005, a derivative lawsuit was filed by the Canadian Commercial Workers Industry Pension Plan ("CCWIP"), who at the time was a major stockholder of the Company. The lawsuit was filed in the Court of Chancery of the State of Delaware against former officers and directors of the Company, specifically Eric Alden, a former CEO and CFO and Chairman of the Board, Harvey Bibicoff, a former interim CEO and CFO and director, Lorne Pollock, former Vice President of Underwriting, Secretary and director and Gordon Gregory, a former director alleging that these officers and directors had damaged the Company by (a) engaging in self dealing transactions in breach of their fiduciary duty of loyalty; (b) mismanaging the Company in violation of their oversight duties and duty of care; (c) wasting corporate assets; and (d) making fraudulent misrepresentations which induced the corporate entity to issue shares to these individuals. The Company's Board of Directors has elected to consent to the filing of this complaint. The Company was named as a nominal defendant in this complaint.

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

On September 1, 2006, the Company reached a settlement agreement with Mr. Bibicoff resolving all current litigation between the Company and this individual. The key terms to this settlement agreement were:

•	The cancellation of promissory notes and accrued interest together totaling approximately $875,000 held by this individual.

•	The dismissal of Mr. Bibicoff from the derivative lawsuit filed in the Delaware Court of Chancery on March 16, 2005.

•	The release of each party from any and all claims that could have been asserted by the other party in any of the actions dismissed as a result of this settlement agreement.

The foregoing agreement was approved by the Court of Chancery in the State of Delaware and was consummated in November 2007.

Mr. Alden remains the sole defendant in this action and, on November 7th 2007, the Company assumed the role of plaintiff in this derivative action against Mr. Alden.

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

On March 6, 2006 a lawsuit was filed in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County Florida, case number 07-06488CA 02 against the Company by a law firm, for unpaid legal bills in the amount of $94,036. On February 14, 2008 the Company entered into a settlement with the above law firm. The settlement states that the Company shall pay the total sum of $72,500 in equal monthly installments of $5,000. In the event of default the Company agreed that the entire amount of $94,036 plus all accrued interest shall be due the law firm. The Company is now in default of this agreement.

On July 3rd, 2008, the company was served with a lawsuit that was filed in the Superior Court of the State of California for the County of Los Angeles, Case Number BC 391485, against the Company by Old CFI, Inc relating to (a) its performance under the service agreement between the Company and Old CFI, Inc and (b) the transfer of the Company's common stock from Old CFI, Inc to the secured creditors of Old CFI, Inc by the CEO of Old CFI, Inc. Pursuant to the service agreement, the Company demanded and the Court granted that issue (a) be resolved through arbitration. The Company believes that this lawsuit is completely without merit.

On February 17, 2009, the Canadian Commercial Workers Industry Pension Plan ("CCWIP") filed a Complaint in Arbitration, asserting that the Company breached the non-disparagement clause of the November 7, 2007 settlement agreement between CCWIPP and the Company. These allegations are based on the Company's CEO complaining to the Directors of CCWIPP over certain actions of it agents that the Company believes interfered with the Company's business and the Company's prosecution of the Delaware action. The Company believes that it will prevail in arbitration.

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

Dated: May 20, 2009	Case Financial, Inc
/s/ Michael Schaffer
By: Michael Schaffer Its: Chief Executive Officer (Principal Executive Officer)

/s/ Lawrence Schaffer
By: Lawrence Schaffer Its: Chief Financial Officer (Principal Accounting Officer)