Form 10-Q
period 2009-06-30
CASE FINANCIAL INC
filed 2009-08-19
CIK 1096841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NUMBER 0-27757

CASE FINANCIAL INC.
(Exact Name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	33-0529299 (I.R.S. Employer Identification Number)

7668 El Camino Real, Ste.104-106, Carlsbad, CA (Address of principal executive offices)	92009 (Zip code)

(760) 804-1449 (Issuer's telephone number, including area code)

7720 El Camino Real, Suite 2E, Carlsbad, CA (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of July 31, 2009: 29,185,145

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CASE FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS
	(Unaudited)
	As of	As of
	June 30,	September 30,
	2009	2008

Current Assets
Cash & cash equivalents	$2,617	$2,963
Prepaid expense	800	41,223

Total Current Assets	3,417	44,186

Other Assets
Deposits	-	1,453

Total Other Assets	-	1,453

TOTAL ASSETS	$3,417	$45,639

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$1,266,345	$757,629
Loans payable - related parties	84,160	8,268
Loans payable	215,000	200,000

Total Current Liabilities	1,565,504	965,897

TOTAL LIABILITIES	1,565,504	965,897

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock, (par value $.001 per share, 100,000,000
shares authorized: 29,185,145 and 28,935,145 shares issued and outstanding
as of June 30, 2009 and September 30, 2008)	29,185	28,935
Paid-in capital	10,614,693	10,609,943
Accumulated deficit	(12,205,965)	(11,559,136)

Total Stockholders' Equity (Deficit)	(1,562,087)	(920,258)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$3,417	$45,639

CASE FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenues
Service	$-	$-	$-	$-

Net Revenue	-	-	-	-

Operating Expenses				-
Depreciation	-	149	-	-
General and administrative	102,819	95,805	21,048	44,313
Salaries	126,000	126,000	42,000	42,000
Directors fees	-	115,000	-	115,000
Stock option expense	-	507,096	-	507,096
Professional fees	404,698	197,994	146,935	97,781

Total Operating Expenses	633,516	1,042,044	210,925	806,190

Income (Loss) from operations	(633,516)	(1,042,044)	$(210,925)	$(806,190)

Other Income (Expenses)
Interest income	-	8,801	-	3,348
Interest expense	(18,000)	(18,000)	(6,000)	(6,000)
Other income	-	13,425	-	-
Other expense	-	(110)	-	-

Total Other income	(18,000)	4,116	(6,000)	(2,652)

Net income (loss) before discontinued operations	(651,516)	(1,037,928)	(216,925)	(808,842)

Gain (Loss) from discontinued operations	4,687	306,305	4,687	37,811

Net Income (loss)	$(646,829)	$(731,624)	$(212,238)	$(771,031)

Extraordinary Item:
Net Income (Loss) per common share - basic and diluted:
From continuing operations	$(0.02)	$(0.04)	$(0.00)	$(0.03)

From discontinued operations	$0.00	$0.01	$0.00	$0.00

Weighted average number of
common shares - basic and diluted	29,101,812	28,585,327	29,185,145	28,676,449

CASE FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Gain (Loss) from discontinued operations	$4,687	$306,305
Gain (Loss) from continuing operations	(651,516)	(1,037,929)
Net income (loss)	(646,829)	(731,624)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Common stock for diretor fees	-	115,000
Common stock issued in services	5,000	-
Common stock issued in purchase agreement	-	72,500
Depreciation	-	149
Stock options	-	507,096
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	40,423	6,415
(Increase) decrease in deposit	1,453	-
Increase (decrease) in accounts payable and other liabilities	508,716	152,212

Net cash (used by) continuing operations	(91,237)	121,748
Net cash provided by continuing operations	-	-

Net cash (used by) provided by operating activities	(91,237)	121,748

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in loan receivable	15,000	(100,426)

Net cash provided by (used in) investing activities	15,000	(100,426)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings - (related parties)	75,892	-

Net cash provided by (used in) financing activities	75,892	-

Net increase (decrease) in cash & cash equivalents	(346)	21,322

Cash & cash equivalents at beginning of period	2,963	4,636

Cash & cash equivalents at end of period	$2,617	$25,958

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest expense	$18,000	$12,000

Income taxes paid	$-	$-

CASE FINANCIAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of June 30, 2009

NOTE 1 -   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2009 condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s September 30, 2008 audited consolidated financial statements.  The results of operations for periods ended June 30, 2009 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 − SIGNIFICANT EVENTS

DISCONTINUED OPERATIONS

The Company has discontinued its Litigation Finance Business.  In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of SFAS No. 144 at September 30, 2008 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation.   All remaining assets have either been assigned to the third party investors to collect directly from the attorneys that they advanced funds to, or were part of a settlement.  The Company will continue to account for all Litigation Finance Business as a discontinued operation at September 30, 2008, and the assets and liabilities of the Litigation Finance Business have been classified accordingly.  All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Condensed Consolidated Statement of Operations as Loss from Discontinued Operations.  There was no gain from discontinued operation for the three months ended June 30, 2009.

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

NOTE 3 − SIGNIFICANT EVENTS

LEGAL PROCEEDINGS

Case Financial v. Squire Sanders

On March 6, 2006 a lawsuit was filed in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County Florida, case number 07-06488CA 02 against the Company by a law firm, for unpaid legal bills in the amount of $94,036. On February 14, 2008 the Company entered into a settlement with the above law firm. The settlement states that the Company shall pay the total sum of $72,500 in equal monthly installments of $5,000. In the event of default the Company agreed that the entire amount of $94,036 plus all accrued interest shall be due the law firm. Because of its financial condition, the Company defaulted on this agreement and a judgment against the Company in the amount of $82,802.72 was entered on June 2, 2009.

Case Financial v. CCWIPP

On February 17, 2009, the Canadian Commercial Workers Industry Pension Plan ("CCWIP") filed a Complaint in Arbitration, asserting that the Company breached the non-disparagement clause of the November 7, 2007 settlement agreement between CCWIPP and the Company. The Company believes that it will prevail in arbitration.

Case Financial v Old CFI

On July 3rd, 2008, the company was served with a lawsuit that was filed in the Superior Court of the State of California for the County of Los Angeles, Case Number BC 391485, against the Company by Old CFI, Inc relating to (a) its performance under the service agreement between the Company and Old CFI, Inc and (b) the transfer of the Company's common stock from Old CFI, Inc to the secured creditors of Old CFI, Inc by the CEO of Old CFI, Inc. Pursuant to the service agreement, the Company demanded and the court ordered that the issues relating to the service agreement be handled though arbitration. The Company believes that this lawsuit is completely without merit.

SIGNIFICANT EVENTS

On October 3, 2008, the Company received an extension on its funding requirements from Trio Gold Corp. Under the terms of the extension, the Company was required to raise one million dollars ($1,000,000) for the project by March 31, 2009, one million dollars ($1,000,000) by August 31, 2009, one million dollars ($1,000,000) by December 31, 2009 and the final one million dollars ($1,000,000) by December 31, 2010. The Company issued 250,000 shares of its common stock to Trio Gold Corp. as consideration for this extension.

Due to the current economic conditions, the Company was unable to raise the capital required to fund the Exploration Agreement with Trio Gold Corp. and on April 17, 2009, pursuant to terms of that agreement, Trip Gold Corp. terminated the Exploration Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The discussion contained herein is for the nine months June 30, 2009. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

FORWARD LOOKING STATEMENTS
The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as "anticipates", "expects", "intends", "plans", "believes", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in "Factors That May Affect Future Results" in the Company's Form 10KSB filed on January 13, 2009 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. Each reader should carefully review and consider the various disclosures made by the Company in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 and in the Company's other filings with the Securities and Exchange Commission.

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

On June 2, 2008, the Company entered into an Exploration Agreement with Trio Gold Corp. to explore 29 gold claims covering 547 acres (the Rodeo Creek property) located at the north end of the Carlin Trend in Elko County, Nevada. Under the terms of the agreement, the Company was to provide $4,000,000 in funding over three years to explore the 29 claims and to issue 1,000,000 shares of its common stock to Trio Gold Corp. during the same time period, to earn a 70 percent undivided interest in these claims.

On October 3, 2008, the Company received an extension on its funding requirements from Trio Gold Corp. Under the terms of the extension, the Company was required to raise one million dollars ($1,000,000) for the project by March 31, 2009, one million dollars ($1,000,000) by August 31, 2009, one million dollars ($1,000,000) by December 31, 2009 and the final one million dollars ($1,000,000) by December 31, 2010. The Company issued 250,000 shares of its common stock to Trio Gold Corp. as consideration for this extension.

Due to the current economic conditions, the Company was unable to raise the capital required to fund the Exploration Agreement with Trio Gold Corp. and on April 17, 2009, pursuant to terms of that agreement, Trip Gold Corp. terminated the Exploration Agreement.

At this time, Management believes that the Company's operations should be focused on the successful prosecution of the derivative action against its former Chief Executive Officer Eric Alden, and defending against related actions initiated by Mr. Alden against the Company.

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

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses consist of costs not directly associated with our Litigation Finance Business. General and administrative expenses was $105,819 for the nine months ended June 30, 2009, compared with $95,805 for the nine months ended June 30, 2008, an increase of $7,014

INTEREST EXPENSES
Interest expense was $18,000 for the nine months ended June 30, 2009, compared with $18,000 for the nine months ended June 30, 2008, no increase or decrease.

OPERATING ACTIVITIES
Our balance sheet at June 30, 2009 reflects cash of $2,617 compared to cash of  $25,958 at September 30, 2008, a decrease of $23,341.

Net cash provided by operating activities was $(91,237) for the nine months ended June 30, 2009 compared to $121,748 for the nine months ended June 30, 2008, a decrease of $212,985

INVESTMENT ACTIVITIES
Net cash used in investing activities for the nine months ended June 30, 2009 was $15,000 compared to net cash used in investing activities was $(100,426) for the nine months ended June 30, 2008, an increase of $115,426.

FINANCING ACTIVITIES
Net cash used in financing activities for the nine months ended June 30, 2009 was $75,892 compared to net cash used in financing activities was zero for the nine months ended June 30, 2008, an increase of $75,892.

OFF-BALANCE SHEET ARRANGEMENTS
At June 30, 2009, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

On March 6, 2006 a lawsuit was filed in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County Florida, case number 07-06488CA 02 against the Company by a law firm, for unpaid legal bills in the amount of $94,036. On February 14, 2008 the Company entered into a settlement with the above law firm. The settlement states that the Company shall pay the total sum of $72,500 in equal monthly installments of $5,000. In the event of default the Company agreed that the entire amount of $94,036 plus all accrued interest shall be due the law firm. Because of its financial condition, the Company defaulted on this agreement and a judgment against the Company in the amount of $82,802.72 was entered on June 2, 2009.

On July 3rd, 2008, the company was served with a lawsuit that was filed in the Superior Court of the State of California for the County of Los Angeles, Case Number BC 391485, against the Company by Old CFI, Inc relating to (a) its performance under the service agreement between the Company and Old CFI, Inc and (b) the transfer of the Company's common stock from Old CFI, Inc to the secured creditors of Old CFI, Inc by the CEO of Old CFI, Inc. Pursuant to the service agreement, the Company demanded and the court ordered that the issues relating to the service agreement be handled though arbitration. The Company believes that this lawsuit is completely without merit.

On February 17, 2009, the Canadian Commercial Workers Industry Pension Plan ("CCWIP") filed a Complaint in Arbitration, asserting that the Company breached the non-disparagement clause of the November 7, 2007 settlement agreement between CCWIPP and the Company. The Company believes that it will prevail in arbitration.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES

On October 3, 2008, the Company received an extension on its funding requirements from Trio Gold Corp. Under the terms of the extension, the Company was required to raise one million dollars ($1,000,000) for the project by March 31, 2009, one million dollars ($1,000,000) by August 31, 2009, one million dollars ($1,000,000) by December 31, 2009 and the final one million dollars ($1,000,000) by December 31, 2010. The Company issued 250,000 shares of its common stock to Trio Gold Corp. as consideration for this extension. On April 17, 2009, pursuant to terms of that agreement, Trip Gold Corp. terminated the Exploration Agreement.

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

Dated: August 15, 2009	Case Financial, Inc

/s/ Michael Schaffer
By: Michael Schaffer Its: Chief Executive Officer (Principal Executive Officer)

/s/ Lawrence Schaffer
By: Lawrence Schaffer Its: Chief Financial Officer (Principal Accounting Officer)