Form 10-K
period 2009-09-30
CASE FINANCIAL INC
filed 2010-01-13
CIK 1096841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended September 30, 2009
OR

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

7668 El Camino Real, Ste.104-106, Carlsbad, CA 92009
(Address of principal executive offices)

(760) 804-1449
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act
Common Stock, $.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in rule 405 of the Securities Act [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange

Large accelerated filer  [  ]                                                                                     Accelerated filer  [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)     Smaller reporting company [X]

As of January 4, 2010 there were 40,685,145 shares of common stock outstanding.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Annual Report on Form 10-K for the fiscal year ended September 30, 2009 contains "forward-looking statements" within the meaning of the Federal securities laws. These forward-looking statements include, but are not limited to, statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report on Form 10-K for the fiscal year ended September 30, 2009 are subject to risks and uncertainties that could cause actual results to differ materially from those results expressed in or implied by the statements contained herein.

TABLE OF CONTENTS

PART I

PART 1

Item 1.  Description of Business

General

This Annual Report (including, but not limited to, the section Management's Discussion and Analysis or Plan of Operation) includes "forward looking statements." All statements other than statements of historical fact made in this Form 10-K are forward-looking. In particular, any statements made in this Form 10-K regarding industry prospects or our future results of operations or financial position are forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. The forward-looking statements contained herein are subject to a variety of risks and uncertainties, including those discussed above under the heading "Factors That May Affect Future Results" and elsewhere in this Annual Report on Form 10-K that could cause actual results to differ materially from those anticipated by us. Our actual results may differ significantly from our expectations.

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

Employees

As of September 30, 2009, the Company has two employees.

Item 1a. Risk Factors

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

Item 2. Description of Property

The Company's current operations do not require that it maintain any significant office space.  As for September 30, 2009 the Company is under no operating lease agreement.  Currently an officer of the Corporation is providing office space at no charge to the Company to meet its business needs.

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

On July 3rd, 2008, the company was served with a lawsuit that was filed in the Superior Court of the State of California for the County of Los Angeles, Case Number BC 391485, against the Company by Old CFI, Inc relating to (a) its performance under the service agreement between the Company and Old CFI, Inc and (b) the transfer of the Company's common stock from Old CFI, Inc to the secured creditors of Old CFI, Inc by the CEO of Old CFI, Inc. Pursuant to the service agreement, the Company demanded and the Court granted that issue (a) be resolved through arbitration. The arbitration is ongoing. The Company believes that this lawsuit is completely without merit.

On February 17, 2009, the Canadian Commercial Workers Industry Pension Plan ("CCWIPP") filed a Complaint in Arbitration, asserting that the Company breached the non-disparagement clause of the November 7, 2007 settlement agreement between CCWIPP and the Company. The Company has counter-claimed based on CWIPP’s breach of the same agreement. The Company believes that it will prevail in arbitration.

On September 21, 2009, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego, North County, Case Number 37-2009-00038119-CL-UD-NC against the Company by a La Costa Tower, LLC to seek recovery of  $11,625.64, the remaining amount due under the lease at its previous office location.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is traded on the Over the Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "CSEF." The following table sets forth the high and low trade prices of the Common Stock for the quarters indicated as quoted on the OTC Bulletin Board.

	2009		2008
	HIGH	LOW	HIGH	LOW
First Quarter	0.09	0.02	0.12	0.04
Second Quarter	0.02	0.01	0.30	0.06
Third Quarter	0.03	0.02	0.29	0.11
Fourth Quarter	0.05	0.01	0.12	0.04

As of December 31, 2009, there were approximately 426 holders of record of Common Stock.

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

Recent Sales of Equity Securities

On December 31, 2008, the Company issued 250,000 shares of its common stock to Trio Gold Corp as consideration for an extension granted by Trio Gold Corp on an agreement between the Company and Trio Gold Corp. Refer to the Management's Discussion and Analysis or Plan of Operation in this Form 10-K for a discussion on this agreement.

On October 5, 2009, the Company issues 2,000,000 shares of its common stock as a retainer for legal services.

In October 2009, the Company also settled additional outstanding loans from two of its shareholders totaling $15,000 by allowing them to purchase 1,500,000 shares of the Company’s common stock at a price of $.01 per share.

In October 2009, the Company borrowed $50,000 from two shareholders ($25,000 from each shareholder). The Company issued 1,000,000 shares of the Company’s common stock to each of the shareholders as consideration for agreeing to make those loans.

On November 18, 2009, the Company reduced its outstanding loans with Lawrence Schaffer by allowing Mr. Schaffer to purchase 2,500,000 shares of the Company’s common stock at a price of $.01 per share.

On November 18, 2009, the Company reduced its outstanding loans with Michael Schaffer by allowing Mr. Schaffer to purchase 2,500,000 shares of the Company’s common stock at a price of $.01 per share.

On November 18, 2009, the Company settled its outstanding loans with Waddy Stephenson by allowing Mr. Stephenson to purchase 1,000,000 shares of the Company’s common stock at a price of $.01 per share.

Equity Compensation Plan Information

The company has no equity compensation plan for its employees, officers, or directors.

Item 6. Selected Financial Data

None

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We have recorded on our September 30, 2009 and 2008 Consolidated Balance Sheet all assets and liabilities associated with the Litigation Finance Business as Assets and Liabilities from Discontinued Operations. All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Consolidated Statement of Operations as Loss from Discontinued Operations.

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

On October 3, 2008, the Company received an extension on its funding requirements from Trio Gold Corp.  Under the terms of the extension, the Company issued 250,000 shares of its common stock to Trio Gold Corp. as consideration for this extension.

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

The Company believes that its current cash resources will be inadequate to fund its operations through its fiscal year ended September 30, 2010. In order to continue its operations, the Company anticipates that some form of equity financing and/or a formal or informal restructuring or reorganization will be required.

Critical Accounting Policies

Discontinued Operations

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of SFAS No. 144 at September 30, 2009 and 2008 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. Accordingly, we have accounted for our Litigation Finance Business as a discontinued operation at September 30, 2009 and 2008, and the assets and liabilities of the Litigation Finance Business have been classified accordingly.

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

Results of Operations

Discontinued Operations

All revenue and expenses applicable to our Litigation Finance Business have been reported as gain/(losses) from Discontinued Operations in Statement of Operations. The components of gain/(loss) from Discontinued Operations for the years ended September 30, 2009 and September 30, 2008 consist of the following:

	Years Ended
	2009	2008
Revenues	$39,687	$306,305
Operating expenses	0	0

Net income (Loss) from discontinued operations	$39,687	$306,305

In the aggregate, the Company had income from discontinued operations of $39,687 compared to an income from Discontinued Operations for 2008 of $306,305. Revenues from the discontinued Litigation Finance Business decreased by $266,618, in the year ended September 30, 2009 over the year ended September 30, 2008 as a result of settlements that occurred in 2008 related to the Company's discontinued operations.

Operating Expenses

Operating expenses consist of costs not directly associated with our Litigation Finance Business. For the year ended September 30, 2009, administrative expenses decreased $297,172, or 29%, to $725,231.

The decrease in operating expenses were due to the following:

1.
There were no stock option expenses for the year ended September 30, 2009. However, stock option expenses were $405,677 for the year ended September 30, 2008 as the Company had issued stock options to purchase 2,000,000 shares of the Company's common stock at an exercise price of $0.25. Excluding stock option expenses for the year 2008, operating expenses would have increased by $108,506.

2.	Compared to 2008, Professional Fees increased $140,207 for the year ended September 30, 2009. The significant increase in professional fees is due to an increase in attorney expenses.

3.	Compared to 2008, General and Administrative expenses decreased $31,551 for the year-end September 30, 2009.

Interest Expense

Interest expense was $52,143 for the year ended September 30, 2009 compared with $3,023 for the year ended September 30, 2008, an increase of $49,120.

Gain On Forgiveness of Debt

Gain on forgiveness of debt consists of valuation and write-off of accounts payable and loans payable. Gain on forgiveness of debt for the years ended September 30, 2009 and 2008 was $0 and $11,780, respectively.

Non-Cash Finance Expense

Non-cash finance expenses were S0 for the year ended September 30, 2009 and for the year ended September 30, 2008.

Liquidity and Capital Resources

The financial statements for the fiscal year ended September 30, 2009; our independent auditors expressed substantial doubt about our ability to continue as a going concern. We have discontinued our principal business, the Litigation Finance Business. We have incurred net income / (loss) of $(737,688) and $(695,536) during the years ended September 30, 2009 and 2008, respectively. There was an accumulated deficit of $12,296,824 as of September 30, 2009 and total liabilities exceeded total assets by $1,652,946 as of September 30, 2009. These conditions raise substantial doubt about our ability to continue as a going concern and our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Operating Activities

Our balance sheet at September 30, 2009 reflects cash of $1,900 compared to cash of $2,963 at September 30, 2008, a decrease of $1,063.  Net cash used in operating activities was $(100,836) for the year ended September 30, 2009 compared to $(21,672) for the year ended September 30, 2008, an increase in cash used in operating activities of $79,164.

Investment Activities

Net cash provided by investing activities for the year ended September 30, 2009 was $0 compared to net cash provided by investing activities of $0 for the year ended September 30, 2008.

Financing Activities

Net cash provided by financing activities was $99,773 for the year ended September 30, 2009 as compared to $19,999 for the year ended September 30, 2008 an increase of $79,774.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Factors That May Affect Future Results

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

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO SOUTH PLAZA Bt SAN DEIGO t CALIFORNIA 92108-3707t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480
t E-MAIL changgpark@gmail.comt

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Case Financial, Inc.

We have audited the accompanying consolidated balance sheets of Case Financial, Inc. and subsidiary (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended September 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Case Financial, Inc. and subsidiary as of September 30, 2009 and 2008, and the results of its operation and its cash flows for the years ended September 30, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park
CHANG G. PARK, CPA

January 12, 2010
San Diego, CA. 92108

Item 8. Financial Statements and Supplementary Data

CASE FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	As of	As of
	September 30,	September 30,
	2009	2008

Current Assets
Cash & cash equivalents	$1,900	$2,963
Prepaid expense	-	41,223

Total Current Assets	1,900	44,186

Other Assets
Deposits	-	1,453

Total Other Assets	-	1,453

TOTAL ASSETS	$1,900	$45,639

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$1,156,805	$757,629
Loans payable - related parties	93,041	8,268
Notes payable	405,000	200,000

Total Current Liabilities	1,654,846	965,897

TOTAL LIABILITIES	1,654,846	965,897

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock, (par value $.001 per share, 100,000,000
shares authorized: 29,185,145 and 28,935,145 shares issued and
outstanding as of September 30, 2009 and 2008, respectively)	29,185	28,935
Paid-in capital	10,614,693	10,609,943
Accumulated deficit	(12,296,824)	(11,559,136)

Total Stockholders' Equity (Deficit)	(1,652,946)	(920,258)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$1,900	$45,639

CASE FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)

	Year Ended	Year Ended
	September 30,	September 30,
	2009	2008

Revenues
Service	$-	$-

Net Revenue	-	-

Operating Expenses
Depreciation	-	149
General and administrative	121,412	152,963
Salaries	168,000	168,000
Stock option expense	-	405,677
Professional fees	435,821	295,614

Total Operating Expenses	725,231	1,022,403

Income (Loss) from operations	(725,252)	(1,022,403)

Other Income (Expenses)
Interest income	-	10,270
Interest expense	(52,143)	(3,023)
Gain on forgiveness of debt	-	11,780
Other income	-	1,645
Other expense	-	(110)

Total Other income	(52,143)	20,562

Net income (loss) before discontinued operations	(777,374)	(1,001,841)

Gain (Loss) from discontinued operations	39,687	306,305

Net Income (loss)	$(737,688)	$(695,536)

Net Income (Loss) per common share - basic and diluted:

From continuing operations	$(0.03)	$(0.03)

From discontinued operations	$0.00	$0.01

Weighted average number of
common shares - basic and diluted	29,123,501	28,655,910

CASE FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders Equity (Deficit)
As of September 30, 2009

	Common	Common	Additional	Shares To	Treasury	Retained	Total
	Shares	Stock	Paid-in	Be Issued	Stock	Earnings
		Amount	Capital			(Deficit)

Balance, September 30, 2007	28,535,145	$28,535	$10,117,166	$-	$-	$(10,863,600)	$(717,899)

Common stock issued in purchase agreement	250,000	250	72,250				72,500

Common stock issued for Directors fees	500,000	500	114,500				115,000

Cancel stock issued for Direcotors fees	(500,000)	(500)	(114,500)				(115,000)

Stock options			405,677				405,677

Common stock issued for cash	150,000	150	14,850				15,000

Net Income (loss)						(695,536)	(695,536)

Balance, September 30, 2008	28,935,145	28,935	10,609,943	-	-	(11,559,136)	(920,258)

Common stock issued in purchase agreement	250,000	250	4,750				5,000

Net Income (loss)						(737,688)	(737,688)

Balance, September 30, 2009	29,185,145	$29,185	$10,614,693	$-	$-	$(12,296,824)	$(1,652,946)

CASE FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	September 30,	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Gain (Loss) from discontinued operations	$39,687	$306,305
Gain (Loss) from continuing operations	(777,374)	(1,001,841)
Net income (loss)	(737,688)	(695,536)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Common stock for services	5,000	-
Amortization	-	37,419
Depreciation	-	149
Stock options	-	405,677
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	41,223	75,218
(Increase) decrease in deposits	1,453	-
Increase (decrease) in accounts payable and accrued expense	589,176	155,401

Net cash (used by) continuing operations	(100,836)	(21,672)
Net cash provided by continuing operations	-	-

Net cash (used by) provided by operating activities	(100,836)	(21,672)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock	-	15,000
Proceeds from borrowings - related party	84,773	-
Proceeds from borrowings	15,000	4,999

Net cash provided by (used in) financing activities	99,773	19,999

Net increase (decrease) in cash & cash equivalents	(1,063)	(1,673)

Cash & cash equivalents at beginning of year	2,963	4,636

Cash & cash equivalents at end of year	$1,900	$2,963

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest expense	$52,143	$3,023

Income taxes paid	$-	$-

Non-cash investing and financing activities
Issued common stock for service
Issued notes payable to redeem accounts payable	$5,000	$-
	$190,000	$-

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

On October 3, 2008, the Company received an extension on its funding requirements from Trio Gold Corp.  Under the terms of the extension, the Company issued 250,000 shares of its common stock to Trio Gold Corp. as consideration for this extension.

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

In accordance with ASC Topic 205, "Accounting for the Impairment or Disposal of Long -Lived Assets", the Company has determined that it complied with the provisions of ASC Topic 205 at September 30, 2009 and 2008 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation. Accordingly, the Company has accounted for its Litigation Finance Business as a discontinued operation at September 30, 2009 and 2008.

Effective this quarter, the Company implemented ASC Topic 855, “Subsequent Events”. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC topic 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through January 12, 2010, the date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events, other than as disclosed in Note 12.

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

e. Impairment of Long-Lived Assets:

Long-lived assets consist primarily of property and equipment.  The recoverability of long-lived assets is evaluated by an analysis of operating results and consideration of other significant events or changes in the business environment.  If impairment exists, the carrying amount of the long-lived assets is reduced to its estimated fair value, less any costs associated with the final settlement.  As of September 30, 2009, management believes there was no impairment of the Company’s long-lived assets.

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

Note 2. – Summary of Significant Accounting Policies - continued

g. Prepayments and other assets:

Finders' fees, prepaid interest, and loan fees are included in prepayments and other assets. These assets are amortized on the straight-line method over the term of the related debt and are expensed immediately in the case of demand notes.

h. Stock-based compensation:

ASC topic 718 requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees. The Company accounts for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123R "Accounting for Stock-Based Compensation" which establishes a fair value-based method of accounting for stock-based compensation plans. Under SFAS No. 123R, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the amount the grantee must pay to acquire the stock. The Company uses the Black-Scholes option-pricing model to determine the fair value of each stock option granted.

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

Note 2. – Summary of Significant Accounting Policies - continued

k. Segment Reporting

ASC topic 2 Item 6. Management's Discussion and Analysis or Plan of Operation 80, "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. Currently, ASC topic 280 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

l. Recent Accounting Pronouncements:

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right, as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

Note 2. – Summary of Significant Accounting Policies - continued

l. Recent Accounting Pronouncements:

In June 2009, the FASB issued guidance now codified as ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105”), which establishes the FASB Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. ASC 105 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. ASC 105 became effective for interim or annual periods ending after September 15, 2009. ASC 105 does not have a material impact on the Company’s consolidated financial statements presented hereby.

 In May 2009, the FASB issued guidance now codified as ASC Topic 855, “Subsequent Events” (“ASC 855”). The pronouncement modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of ASC 855 in accordance with the effective date.

In April 2009, the FASB issued guidance now codified as ASC Topic 825, “Financial Instruments” (“ASC 825”). The pronouncement amends previous ASC 825 guidance to require disclosures about the fair value of financial instruments in all interim as well as annual financial statements. This pronouncement was effective for interim periods ending after June 15, 2009 and the Company adopted its provisions in the second quarter of 2009. There has been no impact to the Company’s consolidated financial statements.

In April 2008, the FASB issued guidance now codified as ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”). This pronouncement amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous ASC 350 guidance, thereby improving the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC Topic 805, “Business Combinations” (“ASC 805”). This pronouncement was effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date. The Company has not acquired any intangible assets since adopting this pronouncement. As such, there has been no impact to the Company’s consolidated financial statements.

Note 2. – Summary of Significant Accounting Policies - continued

l. Recent Accounting Pronouncements:

In March 2008, the FASB issued guidance now codified as ASC Topic 815 “Derivatives and Hedging” (“ASC 815”), which expands the disclosure requirements in previous ASC 815 guidance about an entity’s derivative instruments and hedging activities. This pronouncement’s disclosure provisions apply to all entities with derivative instruments subject to the previous ASC 815 guidance. The provisions also apply to relate hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this pronouncement must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing required disclosures, generally will need to be presented for every annual and interim reporting period. This pronouncement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. There has been no impact to the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, “Business Combinations” (“ASC 805”), which replaces previous ASC 805 guidance. This pronouncement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired in connection with a business combination. This pronouncement also establishes disclosure requirements that will enable users to evaluate the nature and financial effect of the business combination. This pronouncement applies prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Note 3. – Discontinued operations

The Company has discontinued its Litigation Finance Business.  In accordance with ASC Topic 205, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of ASC Topic 205 at September 30, 2009 and 2008 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation.   All remaining assets have either been assigned to the third party investors to collect directly from the attorneys that they advanced funds to, or were part of a settlement.  The Company will continue to account for all Litigation Finance Business as a discontinued operation at September 30, 2009, and the assets and liabilities of the Litigation Finance Business have been classified accordingly.  All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Consolidated Statement of Operations as Loss from Discontinued Operations.  There was a gain from discontinued operation of $39,687 and $306,305 for the years ended September 30, 2009 and 2008, respectively.

Note 4. - Property and Equipment

Equipment consisted of the following:

	September 30,
	2009	2008
Computer Software	$3,240	$3,240
Office furniture and fixtures	3,077	3,077
Office Equipment	13,922	13,922
	20,239	20,239
Less: Accumulated depreciation	(20,239)	(20,239)
	$0	$0

Note 5. - Notes Payable

		September 30,
		2009	2008
1	Notes payable, uncollateralized, interest payable monthly at 12.0% per annum	$150,000	$150,000
2	Notes payable, uncollateralized, interest payable monthly at 12.0% per annum	50,000	50,000
3	Notes payable, uncollateralized, interest payable monthly at 8.0% per annum	10,000	-
4	Notes payable, uncollateralized, interest payable monthly at 8.0% per annum	5,000	-
5	Notes payable, uncollateralized	190,000	-
		$405,000	$200,000

Effective January 1, 2003, an accredited investor, through its affiliation with CCWIPP, converted an investment in the Company by exchanging a four year, 9.85% per annum promissory note for a four year, 12% per annum promissory note issued by the Company. The principal amount of the promissory note was $150,000. The Company is in default on this note due to non-payment of interest and principal.

The principal amount of this promissory note was $50,000. Effective January 1, 2003, the note holder converted their investment in the Company by exchanging  a four-year, 9.85% per annum promissory note for a four year, 12% per annum Promissory note. The Company is in default on this note due to non-payment of interest and principal .

The principal amount of this promissory note was $10,000. This is an interest- bearing note at 8% per annum. On October 17, 2009, the Company issued 1,000,000 restricted shares of the Company’s Common Stock at $0.01 per unit as the payment of this note, recorded as a $10,000.

 The principal amount of this promissory note was $5,000. This is an interest- bearing note at 8% per annum. On October 17, 2009, the Company issued 500,000 restricted shares of the Company’s Common Stock at $0.01 per unit as the payment of this note, recorded as a $5,000.

On September 29, 2009, the Company entered into an agreement with a law firm that is currently representing them on ongoing litigation.  The two parties agree that the outstanding legal fees be settled at $190,000.  The agreement stipulates if the Company is award exceeds $1,000,000 then the principal outstanding shall be increased to $210,000.  If the award exceeds $1,500,000 then the principal outstanding shall be increased to $235,000.  The principal amount shall be paid on or before September 29, 2010.

Note 6. - Related Parties Transactions

Loan payable

The related party debt consists of the following:

	September 30,
	2009	2008
Revolving demand loans – officers	$93,041	$8,268

	$93,041	$8,268

The Company entered into revolving demand loan agreements with its Chief Executive Officer and Chief Financial Officer.  Pursuant to the terms of these agreements, the Company may borrow, at the discretion of the lender, up to $50,000 from each officer payable on demand with interest at 8%.  The terms of these agreements were amended increasing the amount the Company may borrow from $50,000 to $100,000 at the discretion of the lenders.  As of September 30, 2009 and 2008 , related accrued interest is $5,577 and $ 0.

On November 18, 2009, the Company issued aggregate of 6,000,000 restricted shares of the Company’s Common Stock at $0.01 per unit as the payment of the loan, recorded as a $60,000, aggregate payment of Revolving demand loans – officers

Stock Options

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

An option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 to Mr. Lawrence Schaffer; and

An option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.25 to Mr. Waddy Stephenson

Note 6. - Related Parties Transactions - continued

A summary of the Company’s stock options as of September 30, 2009 and changes during the periods is as follows:

	Year ended September 30, 2009
		Weighted Average
	Options	Exercise Price

Outstanding at Beginning of Period	-	$-
Granted	2,000,000	0.25
Exercised	-	-
Expired Unexercised	-	-

Outstanding at End of period	2,000,000	$0.25

Stock Options

	Options Outstanding			Options Exercisable
Exercise prices	Number	Weighted	Weighted	Number	Weighted	Weighted
	Outstanding	average	average	exercisable	average	average
		remaining	exercise		remaining	exercise
		contractual	price		contractual	price
		life (years)			life (years)

$0.25	2,000,000	1.71	$0.25	-	-	$-

	2,000,000	1,71	0.25	-	-	$-

Note 7. – Contingencies

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

Note 7. – Contingencies – continued

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

Case Financial v. Squire Sanders

On March 6, 2006 a lawsuit was filed in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County Florida, case number 07-06488CA 02 against the Company by a law firm, for unpaid legal bills in the amount of $94,036. On February 14, 2008 the Company entered into a settlement with the above law firm. The settlement states that the Company shall pay the total sum of $72,500 in equal monthly installments of $5,000. In the event of default the Company agreed that the entire amount of $94,036 plus all accrued interest shall be due the law firm. Because of its financial condition, the Company defaulted on this agreement and a judgment against the Company in the amount of $82,802.72 was entered on June 2, 2009. The Company record $82,802.72 as Account Payable as of September 30, 2009.

Note 7. – Contingencies – continued

Case Financial v. CCWIPP

On November 5, 2007 the Company entered into a settlement agreement with the Canadian Commercial Workers Industry Pension Plan ("CCWIPP"), resolving a dispute concerning the disposition of funds collected and held in escrow totaling $812,000 and another $160,000 in receivables collected on behalf of CCWIPP and the Company pursuant to a previously entered settlement agreement. The Company and CCWIPP each received $250,000 of these funds. However $50,000 of the Company's funds are to remain in escrow for one year to address potential future costs that may be incurred by CCWIPP in the derivative lawsuit discussed above.  In December 2008 the Company received $35,000 of the $50,000 that remained in escrow.

On February 17, 2009, the Canadian Commercial Workers Industry Pension Plan ("CCWIPP") filed a Complaint in Arbitration, asserting that the Company breached the non-disparagement clause of the November 7, 2007 settlement agreement between CCWIPP and the Company. The Company has counter-claimed based on CWIPP’s breach of the same agreement. The Company believes that it will prevail in arbitration.

Case Financial v Old CFI

On July 3rd, 2008, the company was served with a lawsuit that was filed in the Superior Court of the State of California for the County of Los Angeles, Case Number BC 391485, against the Company by Old CFI, Inc relating to (a) its performance under the service agreement between the Company and Old CFI, Inc and (b) the transfer of the Company's common stock from Old CFI, Inc to the secured creditors of Old CFI, Inc by the CEO of Old CFI, Inc. Pursuant to the service agreement, the Company demanded and the Court granted that issue (a) be resolved through arbitration. The arbitration is ongoing. The Company believes that this lawsuit is completely without merit.

Case Financial v La Costa Tower

On September 21, 2009, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego, North County, Case Number 37-2009-00038119-CL-UD-NC against the Company by a La Costa Tower, LLC to seek recovery of  $11,125.64, the remaining amount due under the lease at its previous office location. The Company record $11,125.64 as Accounts Payable as of September 30, 2009.

Note 8 – Warrants

At September 30, 2009 year-ended, the Company had zero warrants outstanding.

Note 9. - Taxes on income

No provision was made for Federal income tax since the Company has significant net operating loss. As of September 30, 2009, the Company had available net operating loss carryforwards amounting to approximately$11,642,247, that may be applied against future taxable income and that expire in 2029. A substantial portion of this net operating loss carryforwards may be limited due to past and future changes of ownership.

The Company's total deferred tax asset is as follows:

September 30, 2009
Tax benefit of net operating loss carryforward	$3,958,364
Valuation allowance	(3,958,364)
Net deferred tax asset	$-

Note 10– Common Stock Transactions

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

In December 2008, pursuant to the terms of the its exploration agreement extension with Trio Gold Corp., the Company issued 250,000 shares of the Company’s common stock to Trio Gold Corp.

As of September 30, 2009 the Company has 29,185,145 shares of common stock outstanding.

Note 11. - Going concern

The accompanying financial statements contemplate continuation of the Company as a going concern. The Company incurred net income/ (loss) of $($737,688) and $(695,536) during the years ended September 30, 2009 and 2008, respectively. There was an accumulated deficit of $12,296,824, as of September 30, 2009 and total liabilities exceeded total assets by $1,652,946 as of September 30, 2009. The Company has discontinued its primary business activity, the Litigation Finance Business. The Company's current cash is not sufficient to sustain the Company's operations unless the Company is successful at collecting amounts due and owing on its existing investment in contracts and loan receivable portfolios and/or raising additional capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 12. – Subsequent Events

On October 5, 2009, the Company issues 2,000,000 shares of its common stock as a retainer for legal services.

In October 2009, the Company also settled additional outstanding loans from two of its shareholders totaling $15,000 by allowing them to purchase 1,500,000 shares of the Company’s common stock at a price of $.01 per share.

In October 2009, the Company borrowed $50,000 from two shareholders ($25,000 from each shareholder). The Company issued 2,000,000 shares of the Company’s common stock to the shareholders as consideration for agreeing to make those loans.

On November 18, 2009, the Company reduced its outstanding loan$25,000 with Lawrence Schaffer by allowing Mr. Schaffer to purchase 2,500,000 shares of the Company’s common stock at a price of $.01 per share.

On November 18, 2009, the Company reduced its outstanding loan $25,000 with Michael Schaffer by allowing Mr. Schaffer to purchase 2,500,000 shares of the Company’s common stock at a price of $.01 per share.

On November 18, 2009, the Company settled its outstanding loan $10,000 with Waddy Stephenson by allowing Mr. Stephenson to purchase 1,000,000 shares of the Company’s common stock at a price of $.01 per share.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the year ended September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control and SEC guidance on conducting such assessments.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of the year ended September 30, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

Item 10. Directors, and Executive Officers of the Registrant.

The following are the directors and officers as of September 30, 2009.

Name	Position	Age
Michael Schaffer	Chairman of the Board, Chief Executive Officer	67
Lawrence Schaffer	Director, President, Chief Financial Officer	41
Waddy Stephenson	Director, Corporate Secretary	49

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

Waddy Stephenson had served as Director and Vice President of the Company March 1999 to May 2002. Mr. Stephenson is also a shareholder of the Company. Mr. Stephenson has over 20 years experience in the development and management of computer software. Mr. Stephenson received a Bachelor of Science from the University of North Florida in 1986.

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

Compliance with Section 16(a) of the Act

The members of the Board of Directors, certain executive officers of the Company and persons who hold more than 10% of the Company's outstanding common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act which require them to file reports with respect to their ownership of common stock and their transactions in common stock. Based upon the copies of Section 16(a) reports that the Company received from such persons for their 2009 fiscal year transactions in the common stock and their common stock holdings, the Company believes that the reporting requirements under Section 16(a) for such fiscal year were not met in a timely manner by certain of its executive officers, Board members and greater than ten-percent stockholders. The following schedule contains the required information for the last fiscal year:

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

Item 11. Executive Compensation

The following Summary Compensation Table sets forth the accrued compensation earned by the Company's Chief Executive Officer and Chief Financial Officer for the year ended September 30, 2009.

Name	Salary	Bonus
Michael Schaffer, CEO	99,000	$0.00 (1)
Lawrence Schaffer, CFO	84,000	$0.00 (2)

(1) Includes an auto allowance of $9,000.

(2) Includes an auto allowance of $6,000.

Option Grants in Last Fiscal Year

None

Aggregated Options Exercised in Last Fiscal Year and Year End Option Holdings

None

Employment Agreements

As of September 30, 2009 there were no employment agreements with any current employees.

Compensation of Directors

None

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of December 31, 2009 with respect to beneficial ownership of the outstanding shares of common stock of the Registrant by the Registrant's directors, executive officers and each person known by the Registrant to own in excess of 5% of the outstanding shares of common stock of the Registrant, and the directors and executive officers as a group. Unless otherwise specified, the address of all listed persons is 7668 El Camino Real, Ste.104-106, Carlsbad, CA 92009. Beneficial ownership is determined in accordance with the SEC Rule 13d-3 and generally includes shares over which the holder has voting or investment power, subject to community property laws. All shares of common stock obtainable upon conversion of securities or exercise of stock options or warrants (including those that are not currently exercisable but will become exercisable within 60 days hereafter) are considered to be beneficially owned by the person holding the options or warrants for computing that person's percentage, but are not treated as outstanding for computing the percentage of any other person. Unless otherwise specified, each person below has personal and sole beneficial ownership of the shares of common stock:

Name of Beneficial	Total	%

Michael Schaffer	5,206,015	12.5% (1)
Lawrence Schaffer	4,562,850	11.1% (2)
Waddy Stephenson	2,246,300	5.5% (3)

Directors and Executive Officers as a group (3 persons)	12,015,165	28.1% (4)

Sam Schwartz 16032 Valley Meadow Place Encino, CA 91436	4,767,300	11.7%

This table was calculated using the number of shares outstanding as of December 31, 2009, which were 40,685,145.

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

(4)	This entry includes the options to purchase 2,000,000 shares of the Company's common stock detailed in notes 1-3 above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In October 2005, the Company entered into revolving demand loan agreements with Michael Schaffer, its Chief Executive Officer and Lawrence Schaffer, its Chief Financial Officer. Pursuant to the terms of these agreements, the Company may borrow, at the discretion of the lender, up to $50,000 from each officer payable on demand with interest at 8.0%.  The terms of these agreements were amended increasing the amount the Company may borrow from $50,000 to $100,000 at the discretion of the lenders.

In October 2007, the Company entered into revolving demand loan agreements with Waddy Stephenson, a director and the Corporate Secretary. Pursuant to the terms of these agreements, the Company may borrow, at the discretion of the lender, up to $50,000 payable on demand with interest at 8.0%.

As of September 30, 2009, the total amount owed on these notes was $93,041.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The approximate aggregate fees billed for each of the last two fiscal years for professional services rendered by Chang G. Park, CPA for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's SEC filings is as follows: 2009: $21,000; and 2008: $29,000.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Chang G. Park, CPA that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Chang G. Park, CPA for tax compliance, tax advice, and tax planning is as follows: 2009: $0 and 2008: $0.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by Chang G. Park, CPA other than the services reported above: $0.

The Company's Board of Directors serves as the Audit Committee and has unanimously approved all audit and non-audit services provided by the independent auditors. The independent accountants and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent accountants, and the fees for the services performed to date. There have been no non-audit services provided by our independent accountant in 2009.

Item 15. Exhibits and Reports

(a) Exhibits. The exhibits listed on the attached Exhibit Index are filed as part of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Case Financial, Inc.	/s/ Michael Schaffer
January 13, 2010	Michael Schaffer
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Schaffer	Chairman of the Board of	January 13, 2010
Michael Schaffer	Directors, Chief Executive Officer

/s/ Lawrence Schaffer	Director, President, Chief	January 13, 2010
Lawrence Schaffer	Financial Officer

/s/ Waddy Stephenson	Director, Corporate Secretary	January 13, 2010
Waddy Stephenson

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002