Form 10-Q
period 2009-12-31
CASE FINANCIAL INC
filed 2010-02-22
CIK 1096841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGEACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

Number of shares of issuer's common stock outstanding as of January 4, 2010: 40,685,145

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CASE FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	Unaudited
	As of	As of
	December 31,	September 30,
	2009	2009

Current Assets
Cash & cash equivalents	$5,214	$1,900
Prepaid expense	-	-

Total Current Assets	5,214	1,900

Other Assets
Deposits	-	-

Total Other Assets	-	-

TOTAL ASSETS	$5,214	$1,900

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$1,185,703	$1,156,805
Loans payable - related parties	79,307	93,041
Note payable	443,424	405,000

Total Current Liabilities	1,708,435	1,654,846

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock, (par value $.001 per share, 100,000,000
shares authorized: 40,685,145 and 29,185,145 shares issued
and outstanding as of December 31, 2009 and September 30, 2009
respectively)	40,685	29,185
Paid-in capital	10,758,193	10,614,693
Accumulated deficit	(12,502,099)	(12,296,824)

Total Stockholders' Equity (Deficit)	(1,703,221)	(1,652,946)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$5,214	$1,900

CASE FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2009	2008

Revenues
Contract fees	-	-
Service	$-	$-

Net Revenue	-	-

Operating Expenses
General and administrative	49,762	65,221
Salaries	42,000	42,000
Professional fees	97,396	207,368

Total Operating Expenses	189,159	314,589

Total Other Income & (Expenses)

Income (Loss) from operations	(189,159)	(314,589)

Other Income (Expenses)
Interest expense	(16,115)	(6,000)

Total Other income	(16,115)	(6,000)

Net income (loss) before discontinued operations	(205,274)	(320,589)

Gain (Loss) from discontinued operations	-	-

Net Income (loss)	$(205,274)	$(320,589)

Extraordinary Item:

Net Income (Loss)	$(205,274	$(320,589)

Net Income (Loss) per common share - basic and diluted:

From continuing operations	$(0.01)	$(0.01)

From discontinued operations	$-	$-

Weighted average number of
common shares - basic and diluted	36,359,058	28,937,862

CASE FINANCIAL, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Gain (Loss) from discontinued operations	$-	$-
Gain (Loss) from continuing operations	(205,274)	(320,589)
Net income (loss)	(205,274)	(320,589)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Common stock for services	80,000	5,000
Common stock for debt conversion	75,000	-
Amortization of prepaid royalty	-	28,065
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	4,400
Increase (decrease) in accounts payable and other liabilities	28,898	212,315
Increase (decrease) in accounts payable other	-	1,551

Net cash (used by) continuing operations	(21,375)	(69,258)
Net cash provided by continuing operations	-	-

Net cash (used by) provided by operating activities	(21,375)	(69,258)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from common stock	-	-
Proceeds from borrowings		-

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock	-	-
Proceeds from borrowings - related party	(13,734)	51,500
Proceeds from borrowings	38,423	15,000

Net cash provided by (used in) financing activities	24,690	66,500

Net increase (decrease) in cash & cash equivalents	3,314	(2,758)

Cash & cash equivalents at beginning of period	1,900	2,963

Cash & cash equivalents at end of period	$5,214	$205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest expense	$16,115	$6,000

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH ACTIVITIES:
Common stock issued for prepaid expense	-	$72,500

CASE FINANCIAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
As of December 31, 2009

NOTE 1 -   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The accompanying December 31, 2009 condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2009 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s September 30, 2009 audited consolidated financial statements.  The results of operations for periods ended December 31, 2009 are not necessarily indicative of the operating results for the full years.

The Company has evaluated subsequent events through February 22, 2010, the date which the condensed consolidated financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the condenced consolidated financial statements.

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

NOTE 3 − SIGNIFICANT EVENTS

DISCONTINUED OPERATIONS

The Company has discontinued its Litigation Finance Business.  In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of SFAS No. 144 at September 30, 2009 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation.   All remaining assets have either been assigned to the third party investors to collect directly from the attorneys that they advanced funds to, or were part of a settlement.  The Company will continue to account for all Litigation Finance Business as a discontinued operation at September 30, 2009, and the assets and liabilities of the Litigation Finance Business have been classified accordingly.  All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Condensed Consolidated Statement of Operations as Loss from Discontinued Operations.  There was no gain from discontinued operation for the three months ended December 31, 2009.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The discussion contained herein is for the three months December 31, 2009. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009.

FORWARD LOOKING STATEMENTS
The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as "anticipates", "expects", "intends", "plans", "believes", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in "Factors That May Affect Future Results" in the Company's Form 10KSB filed on January 13, 2010 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009 is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. Each reader should carefully review and consider the various disclosures made by the Company in its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009 and in the Company's other filings with the Securities and Exchange Commission.

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

The Company intends to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities which desire to seek the advantages of an issuer that has complied with the Securities Act of 1934 ("1934 act"). In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. We will not restrict our search to any specific business, industry, or geographical location, and may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky.

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

OUR CRITICAL ACCOUNTING POLICIES
The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements: discontinued operations, use of estimates and impairment of long-lived assets. These accounting policies are discussed in "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2009, as well as in the notes to the September 30, 2009 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at September 30, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses consist of costs not directly associated with our Litigation Finance Business. General and administrative expenses were $49,762 for the three months ended December 31, 2009 compared with $65,221 for the three months ended December 31, 2008, a decrease of $15,459.

INTEREST EXPENSES
Interest expenses sere $16,115 for the three months ended December 31, 2009, compared with $6,000 for the three months ended December 31, 2008, an increase of $10,115.

OPERATING ACTIVITIES
Our balance sheet at December 31, 2009 reflects cash of $5,214 compared to cash of  $1,900 at September 30, 2009, an increase of $3,314.

Net cash provided by operating activities was ($21,375) for the three months ended December 31, 2009 compared to ($69,258) for the three months ended December 31, 2008, a decrease of $47,883

INVESTMENT ACTIVITIES
Net cash used in investing activities for the three months ended December 31, 2009 and 2008, was zero.

FINANCING ACTIVITIES
Net cash used in financing activities for the three months ended December 31, 2009 was $24,690 compared to net cash used in financing activities was $66,500 for the three months ended December 31, 2008, a decrease of $41,810.

OFF-BALANCE SHEET ARRANGEMENTS
At December 31, 2009, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTATATIVE AND QUALITATIVE DISCLOSURES AND RISKS

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

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES

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

ITEM 3. DEFAULTS IN SENIOR SECURITIES

As of December 31, 2010, the Company is in default on the following notes:

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

Dated: February 22, 2010	Case Financial, Inc

/s/ Michael Schaffer
By: Michael Schaffer Its: Chief Executive Officer (Principal Executive Officer)

/s/ Lawrence Schaffer
By: Lawrence Schaffer Its: Chief Financial Officer (Principal Accounting Officer)