Form 10-Q
period 2010-03-31
CASE FINANCIAL INC
filed 2010-05-24
CIK 1096841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of issuer's common stock outstanding as of May 17, 2010: 41,185,145

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CASE FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	Unaudited
	As of	As of
	March 31,	September 30,
	2010	2009

Current Assets
Cash & cash equivalents	$6,713	$1,900
Prepaid expense	1,479	-
Other receivable	5,000	-

Total Current Assets	13,192	1,900

Other Assets
Deposits	-	-

Total Other Assets	-	-

TOTAL ASSETS	$13,192	$1,900

Condensed LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$1,256,026	$1,156,805
Loans payable - related parties	110,308	93,041
Loans payable	200,000	215,000
Note payable - short-term	250,000	190,000

Total Current Liabilities	1,816,334	1,654,846

TOTAL LIABILITIES	1,816,334	1,654,846

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock, (par value $.001 per share, 100,000,000
shares authorized: 41,185,145 and 29,185,145 shares issued
and outstanding as of March 31, 2010 and December 31, 2009,
respectively)	41,185	29,185
Paid-in capital	10,742,693	10,614,693
Accumulated deficit	(12,587,020)	(12,296,824)

Total Stockholders' Equity (Deficit)	(1,803,142)	(1,652,946)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$13,192	$1,900

See Notes to the Condensed Consolidated Financial Statements

CASE FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Revenues
Service	$-	$-	$-	$-

Net Revenue	-	-	-	-

Operating Expenses
General and administrative	47,045	79,375	(2,717)	20,154
Salaries	84,000	84,000	42,000	42,000
Professional fees	140,029	252,763	42,633	50,395

Total Operating Expenses	271,074	416,138	81,916	112,549

Income (Loss) from operations	(271,074)	(416,138)	(81,916)	(112,549)

Other Income (Expenses)
Interest income	-	-	-	-
Interest expense	(19,122)	(12,000)	(3,007)	(6,000)
Gain on forgiveness of debt	-	-	-	-
Other income	-	-	-	-
Other expense	-	-	-	-

Total Other income	(19,122)	(12,000)	(3,007)	(6,000)

Net income (loss) before discontinued operations	(290,196)	(428,138)	(84,923)	(118,549)

Gain (Loss) from discontinued operations	-	-	-	97,703

Net Income (loss)	$(290,196)	$(428,138)	$(84,923)	$(20,846)

Net Income (Loss) per common share - basic and diluted:

From continuing operations	$(0.01)	$(0.01)	$(0.00)	$(0.00)

From discontinued operations	$-	$-	$-	$0.00

Weighted average number of
common shares - basic and diluted	38,773,057	28,935,145	40,729,589	28,023,050

See Notes to the Condensed Consolidated Financial Statements

CASE FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Gain (Loss) from continuing operations	(290,196)	(428,138)
Net income (loss)	(290,196)	(428,138)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Common stock for services	65,000	-
Common stock for debt conversion	75,000	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(1,479)	32,465
(Increase) decrease in other receivable	(5,000)	-
Increase (decrease) in accounts payable and other liabilities	99,221	315,777

Net cash (used by) continuing operations	(57,454)	(79,896)
Net cash provided by continuing operations	-	-

Net cash (used by) provided by operating activities	(57,454)	(79,896)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from common stock	-	-
Proceeds from borrowings		-

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock	-	-
Proceeds from borrowings - related party	17,267	61,999
Proceeds from borrowings	45,000	15,000

Net cash provided by (used in) financing activities	62,267	76,999

Net increase (decrease) in cash & cash equivalents	4,813	(2,897)

Cash & cash equivalents at beginning of period	1,900	2,963

Cash & cash equivalents at end of period	$6,713	$66

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest expense	$12,000	$12,000

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH
ACTIVITIES:
Common stock issued for service	$65,000	$-
Common Stock issued in debt conversation	$75,000	$-

See Notes to the Condensed Consolidated Financial Statements

CASE FINANCIAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2010

NOTE 1 -   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying March 31, 2010 condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s September 30, 2009 audited consolidated financial statements.  The results of operations for periods ended March 31, 2010 are not necessarily indicative of the operating results for the full years.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.  The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

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

CASE FINANCIAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2010

NOTE 3 − SIGNIFICANT EVENTS

DISCONTINUED OPERATIONS

The Company has discontinued its Litigation Finance Business.  In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of SFAS No. 144 at September 30, 2009 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation.   All remaining assets have either been assigned to the third party investors to collect directly from the attorneys that they advanced funds to, or were part of a settlement.  The Company will continue to account for all Litigation Finance Business as a discontinued operation at September 30, 2009, and the assets and liabilities of the Litigation Finance Business have been classified accordingly.  All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Condensed Consolidated Statement of Operations as Loss from Discontinued Operations.  There was no gain from discontinued operation for the three months ended March 31, 2010.

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

CASE FINANCIAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2010

NOTE 3 − SIGNIFICANT EVENTS

LEGAL PROCEEDINGS

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

CASE FINANCIAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2010

NOTE 3 − SIGNIFICANT EVENTS

LEGAL PROCEEDINGS

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

Case Financial v Old CFI

On July 3rd, 2008, the company was served with a lawsuit that was filed in the Superior Court of the State of California for the County of Los Angeles, Case Number BC 391485, against the Company by Old CFI, Inc relating to (a) its performance under the service agreement between the Company and Old CFI, Inc and (b) the transfer of the Company's common stock from Old CFI, Inc to the secured creditors of Old CFI, Inc by the CEO of Old CFI, Inc. Pursuant to the service agreement, the Company demanded and the Court granted that issue (a) be resolved through arbitration. On April 10, 2010, the arbitrator ruled in the Company’s favor and dismissed these claims brought by Old CFI, Inc. The Company believes that this lawsuit is completely without merit.

CASE FINANCIAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2010

NOTE 3 − SIGNIFICANT EVENTS

LEGAL PROCEEDINGS

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

NOTE 4 − COMMON STOCK

On October 5, 2009, the Company issues 2,000,000 shares at market value $0.02 per shares of its common stock as a retainer for legal services.

In October 17, 2009, the Company also settled additional outstanding loans from two of its shareholders totaling $15,000 by allowing them to purchase 1,500,000 shares of the Company’s common stock  a price of $0.01 per share.

In October 17, 2009, the Company borrowed $50,000 from two shareholders ($25,000 from each shareholder). The Company issued 1,000,000 shares at $0.01 per shares of the Company’s common stock to each of the shareholders as consideration for agreeing to make those loans.

CASE FINANCIAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As of March 31, 2010

On November 18, 2009, the Company reduced its outstanding loans with Lawrence Schaffer by allowing Mr. Schaffer to purchase 2,500,000 shares of the Company’s common stock at a price of $0.01 per share.

On November 18, 2009, the Company reduced its outstanding loans with Michael Schaffer by allowing Mr. Schaffer to purchase 2,500,000 shares of the Company’s common stock at a price of $0.01 per share.

On November 18, 2009, the Company settled its outstanding loans with Waddy Stephenson by allowing Mr. Stephenson to purchase 1,000,000 shares of the Company’s common stock at a price of $0.01 per share.

In March 2010, the Company borrowed $10,000 from one of its shareholders as a  non-recourse loan collateralized by the ongoing litigation in Delaware. The Company agreed to issue 500,000 shares at $0.01 of the Company’s common stock to the shareholder as consideration for agreeing to make this loan. These shares have not yet been issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The discussion contained herein is for the six months March 31, 2010. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as "anticipates", "expects", "intends", "plans", "believes", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in "Factors That May Affect Future Results" in the Company's Form 10KSB filed on January 13, 2010 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. Each reader should carefully review and consider the various disclosures made by the Company in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and in the Company's other filings with the Securities and Exchange Commission.

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

OUR CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, intangible assets, income taxes, and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements: discontinued operations, use of estimates and impairment of long-lived assets. These accounting policies are discussed in "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2009, as well as in the notes to the September 30, 2009 consolidated financial statements. There have not been any significant changes to these accounting policies since they were previously reported at September 30, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consist of costs not directly associated with our discontinued Litigation Finance Business. General and administrative expenses were $271,074 for the six months ended March 31, 2010 compared with $416,138 for the six months ended March 31, 2009, an decrease of $145,064.

INTEREST EXPENSES

Interest expenses were $19,122 for the six months ended March 31, 2010, compared with $12,000 for the six months ended March 31, 2009, an increase of $7,122 due to increase the loan from related party.

OPERATING ACTIVITIES

Our balance sheet at March 31, 2010 reflects cash of $6,713 compared to cash of  $1,900 at September 30, 2009, an increase of $4,813.

Net cash used in provided by operating activities was $57,454 for the six months ended March 31, 2010 compared to $79,896 for the six months ended March 31, 2009, an increase of $22,442.

INVESTMENT ACTIVITIES

Net cash used in investing activities for the six months ended March 31, 2010 was $0 compared to net cash used in investing activities was $0 for the six months ended March 31, 2009.

FINANCING ACTIVITIES

Net cash provided by financing activities for the six months ended March 31, 2010 was $62,267 compared to net cash used in financing activities was $76,999 for the six months ended March 31, 2009, an decrease of $14,732.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2010, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures over financial reporting. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Additional information on this matter is discussed in Item 4T below.

CHANGES IN INTERNAL CONTROLS
There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

ITEM 4T. CONTROLS AND PROCEDURES
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of the year ended September 30, 2009 management assessed the effectiveness of our internal control over financial reporting. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

The matters involving internal controls and procedures that our management considered to be material weaknesses were:

(1)
The lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

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

(1)
We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.

(2)
We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

As a result of its assessment and the material weaknesses identified above, management has concluded that our internal controls for financial reporting as of the end of the period covered by this report were not effective. Additionally, due to the ineffectiveness of its internal controls for financial reporting, management has also concluded that its disclosure controls are not effective either.

Although, Management believes that these material weaknesses set forth in items (2) and (3) above did not result in any material misstatement in this report, the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal year ended September 30, 2009 and the six months ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Alden remains the sole defendant in this action and, on November 7th 2007, the Company assumed the role of plaintiff in this derivative action against Mr. Alden. This action is scheduled for trial on June 24, 2010.

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

On July 3rd, 2008, the company was served with a lawsuit that was filed in the Superior Court of the State of California for the County of Los Angeles, Case Number BC 391485, against the Company by Old CFI, Inc relating to (a) its performance under the service agreement between the Company and Old CFI, Inc and (b) the transfer of the Company's common stock from Old CFI, Inc to the secured creditors of Old CFI, Inc by the CEO of Old CFI, Inc. Pursuant to the service agreement, the Company demanded and the Court granted that issue (a) be resolved through arbitration. On April 10, 2010, the arbitrator ruled in the Company’s favor and dismissed these claims brought by Old CFI, Inc. The Company believes that this lawsuit is completely without merit.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES

On October 5, 2009, the Company issues 2,000,000 shares at market value $0.02 per shares of its common stock as a retainer for legal services.

In October 17, 2009, the Company also settled additional outstanding loans from two of its shareholders totaling $15,000 by allowing them to purchase 1,500,000 shares of the Company’s common stock at a price of $.01 per share.

In October 17, 2009, the Company borrowed $50,000 from two shareholders ($25,000 from each shareholder). The Company issued 1,000,000 shares of the Company’s common stock to each of the shareholders as consideration for agreeing to make those loans.

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

In March 2010, the Company borrowed $10,000 from one of its shareholders as a  non-recorse loan collateralized by the ongoing litigation in Delaware. The Company agreed to issue 500,000 shares of the Company’s common stock to the shareholder as consideration for agreeing to make this loan. These shares have not yet been issued.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

As of March 31, 2010, the Company is in default on the following notes:

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

Dated: May 24, 2010	Case Financial, Inc

/s/ Michael Schaffer
By: Michael Schaffer Its: Chief Executive Officer (Principal Executive Officer)

/s/ Lawrence Schaffer
By: Lawrence Schaffer Its: Chief Financial Officer (Principal Accounting Officer)