Form 10-K/A
period 2009-09-30
CASE FINANCIAL INC
filed 2010-06-18
CIK 1096841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

When we originally filed this Form 10-KSB, the Company inadvertently did not include the management’s conclusions on the effectiveness of the Company’s disclosure controls and the Company’s internal controls over financial reporting as required by Item 307 of Regulation S-K and by Item 308T of Regulation S-K, respectively.

This omission has been corrected in this amended filing.

Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Management's Remediation Initiatives to Address These Material Weaknesses
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

Conclusions based on the Annual Report on Internal Control over Financial Reporting
Effective disclosure controls and procedures means that the material information required to be included in the Company’s Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and regulations for the period of time covered by this report.

Effective internal controls for financial reporting means that policies and procedures are in place that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

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

Although, Management believes that these material weaknesses set forth above did not result in any material misstatement in this report, the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal year ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation as to the Annual Report on Internal Control over Financial Reporting
This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

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

Case Financial, Inc.	/s/ Michael Schaffer
June 18, 2010	Michael Schaffer
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Schaffer	Chairman of the Board of	June 18, 2010
Michael Schaffer	Directors, Chief Executive Officer

/s/ Lawrence Schaffer	Director, President, Chief	June 18, 2010
Lawrence Schaffer	Financial Officer

/s/ Waddy Stephenson	Director, Corporate Secretary	June 18, 2010
Waddy Stephenson

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002