Form 10-Q
period 2010-06-30
CASE FINANCIAL INC
filed 2010-08-23
CIK 1096841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of issuer's common stock outstanding as of August 16, 2010: 42,185,145

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CASE FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	Unaudited
	As of	As of
	June 30,	September 30,
	2010	2009

Current Assets
Cash & cash equivalents	$2,220	$1,900
Prepaid expense	1,479
Other receivable	5,000	-

Total Current Assets	8,700	1,900

Other Assets
Deposits	-	-

Total Other Assets	-	-

TOTAL ASSETS	$8,700	$1,900

CONDENSED LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$1,523,229	$1,156,805
Loans payable - related parties	134,807	93,041
Loans payable	200,000	215,000
Note payable - short-term	270,000	190,000

Total Current Liabilities	2,128,036	1,654,846

TOTAL LIABILITIES	2,128,036	1,654,846

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock, (par value $.001 per share, 100,000,000
shares authorized: 42,185,145 and 29,185,145 shares issued
and outstanding as of June 30, 2010 & September 30, 2009
respectively)	42,185	29,185
Paid-in capital	10,756,693	10,614,693
Accumulated deficit	(12,918,214)	(12,296,824)

Total Stockholders' Equity (Deficit)	(2,119,337)	(1,652,946)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$8,700	$1,900

See Notes to the Condensed Consolidated Financial Statements

CASE FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenues
Service	$-	$-	$-	$-

Net Revenue	-	-	-	-

Operating Expenses
General and administrative	80,618	102,819	23,575	21,048
Salaries	126,000	126,000	42,000	42,000
Professional fees	389,650	404,698	249,620	146,935

Total Operating Expenses	596,267	633,516	315,195	210,925

Income (Loss) from operations	(596,267)	(633,516)	(315,195)	(210,925)

Other Income (Expenses)
Interest income	-	-	-	-
Interest expense	(25,122)	(18,000)	(6,000)	(6,000)
Gain on forgiveness of debt	-	-	-	-
Other income	-	-	-	-
Other expense	-	-	-	-

Total Other income	(25,122)	(18,000)	(6,000)	(6,000)

Net income (loss) before discontinued operations	(621,389)	(651,516)	(321,195)	(216,925)

Gain (Loss) from discontinued operations	-	4,687	-	4,687

Net Income (loss)	$(621,389)	$(646,829)	$(321,195)	$(212,238)

Net Income (Loss) per common share - basic and diluted:

From continuing operations	$(0.02)	$(0.02)	$(0.01)	$(0.01)

From discontinued operations	$-	$0.00	$-	$0.00

Weighted average number of
common shares - basic and diluted	39,969,028	29,101,812	42,174,156	39,639,357

See Notes to the Condensed Consolidated Financial Statements

CASE FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Gain (Loss) from discontinued operations	$-	$4,687
Gain (Loss) from continuing operations	(621,389)	(651,516)
Net income (loss)	(621,389)	(646,829)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Common stock for services	45,000	5,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(1,479)	40,423
(Increase) decrease in other receivable	(5,000)	-
(Increase) decrease in deposit	-	1,453
Increase (decrease) in accounts payable and other liabilities	366,423	508,716

Net cash (used by) continuing operations	(216,445)	(91,237)
Net cash provided by continuing operations	-	-

Net cash (used by) provided by operating activities	(216,445)	(91,237)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase (decrease) in loans payable	(15,000)	15,000

Net cash provided by (used in) investing activities	(15,000)	15,000

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock	-	-
Proceeds from borrowings - related party	41,766	75,892
Proceeds from borrowings	80,000	-
Common stock	110,000	-

Net cash provided by (used in) financing activities	231,766	75,892

Net increase (decrease) in cash & cash equivalents	320	(346)

Cash & cash equivalents at beginning of period	1,900	2,963

Cash & cash equivalents at end of period	$2,220	$2,617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest expense	$25,122	$18,000

Income taxes paid	$-	$-

See Notes to the Condensed Consolidated Financial Statements

CASE FINANCIAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As of June 30, 2010

NOTE 1 -   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying June 30, 2010 condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s September 30, 2009 audited consolidated financial statements.  The results of operations for periods ended June 30, 2010 are not necessarily indicative of the operating results for the full years.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.  The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

NOTE 2 - GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty.  It is management’s intention to seek additional operating funds through operations, and debt or equity offerings.  Management has yet to decide what type of offering the Company will use or how much capital the Company will raise.  There is no guarantee that the Company will be able to raise any capital through any type of offerings.

CASE FINANCIAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As of June 30, 2010

NOTE 3 − SIGNIFICANT EVENTS

DISCONTINUED OPERATIONS

The Company has discontinued its Litigation Finance Business.  In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we have determined that we have complied with the provisions of SFAS No. 144 at September 30, 2009 with respect to the classification of the operations of the Litigation Finance Business as a discontinued operation.   All remaining assets have either been assigned to the third party investors to collect directly from the attorneys that they advanced funds to, or were part of a settlement.  The Company will continue to account for all Litigation Finance Business as a discontinued operation at September 30, 2009, and the assets and liabilities of the Litigation Finance Business have been classified accordingly.  All revenues and expenses associated with the Litigation Finance Business have been reclassified and the net amount reported on its Condensed Consolidated Statement of Operations as Loss from Discontinued Operations.  There was no gain from discontinued operation for the nine months ended June 30, 2010.

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
As of June 30, 2010

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

Mr. Alden remains the sole defendant in this action.  On November 7, 2007, Case Financial assumed the role of plaintiff in the derivative action commenced against Alden in March 2005 by CCWIPP. On June 22, 2010 through June 24, 2010, the trial for this matter was held. However, no ruling is expected until both parties submit a post trial brief later this year.

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
As of June 30, 2010

NOTE 3 − SIGNIFICANT EVENTS

LEGAL PROCEEDINGS

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

Case Financial v. Squire Sanders

On March 6, 2006, a lawsuit was filed in the Circuit Court of the 11th Judicial Circuit for Miami-Dade County Florida, Case Number 07-06488CA 02 against the Company by a law firm, for unpaid legal bills in the amount of $94,036.  On February 14, 2008 the Company entered into a settlement with the above law firm. The settlement states that the Company shall pay the total sum of $72,500 in equal monthly installments of $5,000. In the event of default the Company agreed that the entire amount of $94,036 plus all accrued interest shall be due the law firm. Because of its financial condition, the Company defaulted on this agreement and a judgment against the Company in the amount of $82,802.72 was entered on June 2, 2009.

Case Financial v Old CFI

On July 3, 2008, the Company was served with a lawsuit that was filed in the Superior Court of the State of California for the County of Los Angeles, Case Number BC 391485, against the Company by Old CFI, Inc. relating to: (a) its performance under the service agreement between the Company and Old CFI, Inc. and (b) the transfer of the Company's common stock from Old CFI, Inc. to the secured creditors of Old CFI, Inc. by the CEO of Old CFI, Inc. Pursuant to the service agreement, the Company demanded and the Court granted that issue (a) be resolved through arbitration. On April 10, 2010, the Arbitrator ruled in the Company’s favor and dismissed these claims brought by Old CFI, Inc.  Old CFI, Inc. has appealed the Arbitrator’s ruling. The Company believes that this lawsuit is completely without merit and that it will prevail on both issues.

Case Financial v. CCWIPP

On February 17, 2009, the Canadian Commercial Workers Industry Pension Plan ("CCWIPP") filed a Complaint in Arbitration, asserting that the Company breached the non-disparagement clause of the November 7, 2007 settlement agreement between CCWIPP and the Company. The Company has counter-claimed based on CWIPP’s breach of the same agreement. The Company believes that it will prevail in arbitration. On August 2, 2010 through August 5, 2010, the arbitration for this matter was held. However, no ruling is expected until both parties submit a post trial brief later this year.

CASE FINANCIAL, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements (Unaudited)
As of June 30, 2010

NOTE 3 − SIGNIFICANT EVENTS

LEGAL PROCEEDINGS

Case Financial v La Costa Tower

On September 21, 2009, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego, North County, Case Number 37-2009-00038119-CL-UD-NC against the Company by a La Costa Tower, LLC to seek recovery of  $11,625.64, the remaining amount due under the lease at its previous office location. On July 15, 2010, the trial for this matter was held and La Costa Tower, LLC was awarded only $9,757.48 as the Company was awarded certain offsets that it had been seeking from La Costa Tower, LLC.

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

In April 2010, the Company borrowed $20,000 from a shareholder. The Company agreed to issue 1,000,000 shares of the Company’s common stock to the shareholder as consideration for agreeing to make the loan. These shares have not yet been issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

The discussion contained herein is for the nine months June 30, 2010. The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

FORWARD LOOKING STATEMENTS
The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that include words such as "anticipates", "expects", "intends", "plans", "believes", "may", "will" or similar expressions that are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. Such statements include, but are not limited to, statements regarding our intent, belief or current expectations regarding our strategies, plans and objectives, our product release schedules, our ability to design, develop, manufacture and market products, our intentions with respect to strategic acquisitions, the ability of our products to achieve or maintain commercial acceptance and our ability to obtain financing for our obligations. Such statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, the Company's actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. Factors that could cause or contribute to the differences are discussed in "Factors That May Affect Future Results" in the Company's Form 10KSB filed on January 13, 2010 with the Securities and Exchange Commission. Except as required by applicable law or regulation, the Company undertakes no obligation to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 is not a complete description of the Company's business or the risks associated with an investment in the Company's common stock. Each reader should carefully review and consider the various disclosures made by the Company in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 and in the Company's other filings with the Securities and Exchange Commission.

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

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses consist of costs not directly associated with our discontinued Litigation Finance Business. General and administrative expenses were $80,618 for the nine months ended June 30, 2010 compared with $102,819 for the nine months ended June 30, 2009, a decrease of $22,201.

INTEREST EXPENSES
Interest expenses were $25,122 for the nine months ended June 30, 2010, compared with $18,000 for the nine months ended June 30, 2009, an increase of $7,122.

OPERATING ACTIVITIES
Our balance sheet at June 30, 2010 reflects cash of $2,220 compared to cash of  $1,900 at September 30, 2009, a decrease of $320.

Net cash used in operating activities for the nine months ended June 30, 2010 was $(216,455) compared to net cash used in operating activities of  $(91,237) at September 30, 2009, an increase of $(125,208).

INVESTMENT ACTIVITIES
Net cash used in investing activities for the nine months ended June 30, 2010 was $(15,000) compared to net cash used in investing activities of $15,000 for the nine months ended June 30, 2009, a decrease of $15,000.

FINANCING ACTIVITIES
Net cash used in financing activities for the nine months ended June 30, 2010 was $231,766 compared to net cash used in financing activities of $75,892 for the nine months ended June 30, 2009, an increase of $155,874.

OFF-BALANCE SHEET ARRANGEMENTS
At June 30, 2010, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Mr. Alden remains the sole defendant in this action and, on November 7, 2007, the Company assumed the role of plaintiff in this derivative action against Mr. Alden. On June 22, 2010 through June 24, 2010, the trial for this matter was held. However, no ruling is expected until both parties submit a post trial brief later this year.

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

On July 3rd, 2008, the company was served with a lawsuit that was filed in the Superior Court of the State of California for the County of Los Angeles, Case Number BC 391485, against the Company by Old CFI, Inc relating to (a) its performance under the service agreement between the Company and Old CFI, Inc and (b) the transfer of the Company's common stock from Old CFI, Inc to the secured creditors of Old CFI, Inc by the CEO of Old CFI, Inc. Pursuant to the service agreement, the Company demanded and the Court granted that issue (a) be resolved through arbitration. On April 10, 2010, the arbitrator ruled in the Company’s favor and dismissed these claims brought by Old CFI, Inc. Old CFI, Inc. has appealed the arbitrators ruling. The Company believes that this lawsuit is completely without merit and that it will prevail on both issues.

On February 17, 2009, the Canadian Commercial Workers Industry Pension Plan ("CCWIP") filed a Complaint in Arbitration, asserting that the Company breached the non-disparagement clause of the November 7, 2007 settlement agreement between CCWIPP and the Company. On August 2, 2010 through August 5, 2010, the arbitration for this matter was held. However, no ruling is expected until both parties submit a post trial brief later this year.

On September 21, 2009, a lawsuit was filed in the Superior Court of the State of California for the County of San Diego, North County, Case Number 37-2009-00038119-CL-UD-NC against the Company by a La Costa Tower, LLC to seek recovery of  $11,625.64, the remaining amount due under the lease at its previous office location. On July 15, 2010, the trial for this matter was held and La Costa Tower, LLC was awarded only $9,757.48 as the Company was awarded certain offsets that it had been seeking from La Costa Tower, LLC.

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

In April 2010, the Company borrowed $20,000 from a shareholder. The Company agreed to issue 1,000,000 shares of the Company’s common stock to the shareholder as consideration for agreeing to make the loan. These shares have not yet been issued.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

As of June 30, 2010, the Company is in default on the following notes:

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

Dated: August 23, 2010	Case Financial, Inc

/s/ Michael Schaffer
By: Michael Schaffer Its: Chief Executive Officer (Principal Executive Officer)

/s/ Lawrence Schaffer
By: Lawrence Schaffer Its: Chief Financial Officer (Principal Accounting Officer)