Form 10-Q/A
period 2010-06-30
CASE FINANCIAL INC
filed 2010-09-02
CIK 1096841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q/A (Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A  ("Amendment No.1") to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 of Case Financial Inc. (the “Company,” the “Registrant,” “we”, or “us”) which was originally filed with the Securities and Exchange Commission on August 23, 2010 has been amended to show that an independent public accountant did not review the interim financial statements for the quarter ended June 30, 2010. The headings in the columns of the financial statements have been amended to state “Not Reviewed”.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CASE FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS
	“Not Reviewed”

	Unaudited
	As of	As of
	June 30,	September 30,
	2010	2009

Current Assets
Cash & cash equivalents	$2,220	$1,900
Prepaid expense	1,479
Other receivable	5,000	-

Total Current Assets	8,700	1,900

Other Assets
Deposits	-	-

Total Other Assets	-	-

TOTAL ASSETS	$8,700	$1,900

CONDENSED LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$1,523,229	$1,156,805
Loans payable - related parties	134,807	93,041
Loans payable	200,000	215,000
Note payable - short-term	270,000	190,000

Total Current Liabilities	2,128,036	1,654,846

TOTAL LIABILITIES	2,128,036	1,654,846

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock, (par value $.001 per share, 100,000,000
shares authorized: 42,185,145 and 29,185,145 shares issued
and outstanding as of June 30, 2010 & September 30, 2009
respectively)	42,185	29,185
Paid-in capital	10,756,693	10,614,693
Accumulated deficit	(12,918,214)	(12,296,824)

Total Stockholders' Equity (Deficit)	(2,119,337)	(1,652,946)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$8,700	$1,900

See Notes to the Condensed Consolidated Financial Statements

CASE FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	“Not Reviewed”		“Not Reviewed”

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenues
Service	$-	$-	$-	$-

Net Revenue	-	-	-	-

Operating Expenses
General and administrative	80,618	102,819	23,575	21,048
Salaries	126,000	126,000	42,000	42,000
Professional fees	389,650	404,698	249,620	146,935

Total Operating Expenses	596,267	633,516	315,195	210,925

Income (Loss) from operations	(596,267)	(633,516)	(315,195)	(210,925)

Other Income (Expenses)
Interest income	-	-	-	-
Interest expense	(25,122)	(18,000)	(6,000)	(6,000)
Gain on forgiveness of debt	-	-	-	-
Other income	-	-	-	-
Other expense	-	-	-	-

Total Other income	(25,122)	(18,000)	(6,000)	(6,000)

Net income (loss) before discontinued operations	(621,389)	(651,516)	(321,195)	(216,925)

Gain (Loss) from discontinued operations	-	4,687	-	4,687

Net Income (loss)	$(621,389)	$(646,829)	$(321,195)	$(212,238)

Net Income (Loss) per common share - basic and diluted:

From continuing operations	$(0.02)	$(0.02)	$(0.01)	$(0.01)

From discontinued operations	$-	$0.00	$-	$0.00

Weighted average number of
common shares - basic and diluted	39,969,028	29,101,812	42,174,156	39,639,357

See Notes to the Condensed Consolidated Financial Statements

CASE FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	“Not Reviewed”

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

NOTE 5 – AMENDED REPORTS

The June 30, 2010 interim financial statements have been amended to show that an independent public accountant did not review them. The headings in the columns of the financial statements have been amended to state “Not Reviewed”.

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

Dated: September 2, 2010	Case Financial, Inc

/s/ Michael Schaffer
By: Michael Schaffer Its: Chief Executive Officer (Principal Executive Officer)

/s/ Lawrence Schaffer
By: Lawrence Schaffer Its: Chief Financial Officer (Principal Accounting Officer)