Form 10-Q/A
period 2010-06-30
CASE FINANCIAL INC
filed 2010-09-15
CIK 1096841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q/A (Amendment No. 2 )
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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A  ("Amendment No. 2") to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 of Case Financial Inc. (the “Company,” the “Registrant,” “we”, or “us”) which was originally filed with the Securities and Exchange Commission on August 23, 2010 and then amended on Sept 2, 2010 has been amended to show that an independent public accountant reviewed the interim financial statements for the quarter ended June 30, 2010.
The review resulted in no changes in the financials as previously filed.

Additionally Item. 5, has been updated to indicate that a new Independent Registered Public Accounting Firm has been retained and the previous Firm has been dismissed.

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

ITEM 3. DEFAULTS IN SENIOR SECURITIES

As of June 30, 2010, the Company is in default on the following notes:

1.	Notes payable, uncollateralized, interest payable $150,000 monthly at 12.0% per annum, due January 1, 2007. The Company is in default on this note.

2.	Note payable, uncollateralized, interest payable $50,000 monthly at 12.0% per annum, due January 1, 2007. The Company is in default on this note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

(a)	Dismissal of Previous Independent Registered Public Accounting Firm.

	i.	Effective September 2, 2010, our Board of Directors approved the dismissal of Chang G. Park, CPA, Ph. D. as the Company's independent registered public accounting firm.

ii.
Chang G. Park, CPA’s financial reports on the Company’s financial statements as of and for the fiscal years ended September 30, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

iii.
During the Company’s two most recent fiscal years (ended September 30, 2009 and 2008) and during the subsequent interim period through September 2, 2010, there were (1) no disagreements with Chang G. Park, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Chang G. Park, CPA, would have caused Chang G. Park, CPA to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

iv.
The Company provided Chang G. Park, CPA with a copy of this disclosure and requested that Chang G. Park, CPA furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. The letter from Chang G. Park, CPA will be filed under cover of an amendment to this Current Report when received.

(b)	Engagement of New Independent Registered Public Accounting Firm

i.
Concurrent with the decision to dismiss Chang G. Park, CPA as the Company’s independent auditor, the Audit Committee approved the engagement of Stan Jeong-Ha. Lee, CPA (“Stan”) as the Company’s new independent registered public accounting firm.

ii.
During the Company’s two most recent fiscal years (ended September 30, 2009 and 2008) and through the subsequent interim period to September 2, 2010, the Company did not consult Stan with respect to (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report was provided to the Company or oral advice was provided that Stan concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (b) any matter that was the subject of either a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

Dated: September 15 , 2010	Case Financial, Inc

/s/ Michael Schaffer
By: Michael Schaffer Its: Chief Executive Officer (Principal Executive Officer)

/s/ Lawrence Schaffer
By: Lawrence Schaffer Its: Chief Financial Officer (Principal Accounting Officer)