Form 10-Q/A
period 2009-12-31
CASE FINANCIAL INC
filed 2010-10-08
CIK 1096841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/ A
Amendment No. 1

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

EXPLANATORY NOTE

Case Financial Inc. (the “Company”) hereby amends its Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, which was filed with the Securities and Exchange Commission on February 22, 2010 (the “Original Filing”). The sole purpose of this Amendment No. 1 on form 10-Q is to amend and replace the certifications of its chief executive officer and chief financial officer that were filed as Exhibits 31.1 and 31.2 to the Original Filing.  The certifications are being replaced to include language that was inadvertently omitted in the certifications filed with the Original Filing.  No other part of the Original Filing is being amended hereby and this amendment does not reflect events that have occurred after the filing of the Original Filing.

ITEM 6.  EXHIBITS

The following documents are filed as part of this report:

Exhibit No.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 7, 2010		Case Financial, Inc.

	By:	/s/ Michael Schaffer
By: Michael Schaffer Its: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lawrence Schaffer
By: Lawrence Schaffer Its: President and Chief Financial Officer (Principal Accounting Officer)