Form 10-Q/A
period 2010-06-30
CASE FINANCIAL INC
filed 2010-11-22
CIK 1096841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 3

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

EXPLANATORY NOTE
This Amendment No. 3 on Form 10-Q/A for Case Financial Inc. (the “Company”) hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which was originally filed with the Securities and Exchange Commission on August 23, 2010 and then amended on September 2, 2010, and September 15, 2010.  The sole purpose of this Amendment No. 3 on Form 10-Q is to amend and replace the certifications of its chief executive officer and chief financial officer that were filed as Exhibits 31.1 and 31.2 to the Original Filing.  The certifications are being replaced to include language that was inadvertently omitted in the certifications filed with the Original Filing. This amendment does not reflect events that have occurred after the filing of the Original Filing, and should be read in conjunction with the Original 10-Q and Amendment No. 1 and Amendment No. 2.

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

Dated: November 22, 2010		Case Financial, Inc.

	By:	/s/ Michael Schaffer
By: Michael Schaffer Its: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lawrence Schaffer
By: Lawrence Schaffer Its: President and Chief Financial Officer (Principal Accounting Officer)