Form 10-Q/A
period 2010-03-31
CASE FINANCIAL INC
filed 2010-12-27
CIK 1096841

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

EXPLANATORY NOTE

Case Financial Inc. (the “Company”) hereby amends its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was filed with the Securities and Exchange Commission on May 24, 2010 (the “Original Filing”). The purpose of this Amendment No. 1 on form 10-Q is to amend and replace the certifications of its chief executive officer and chief financial officer that were filed as Exhibits 31.1 and 31.2 to the Original Filing.  The certifications are being replaced to include language that was inadvertently omitted in the certifications filed with the Original Filing.  Additionally the Company's six month financial statements have been revised.  The statement of cash flows has been revised to correctly post issuance of common stock.  Earnings per share has been recalculated in the revised financial statement.  No other part of the Original Filing is being amended hereby and this amendment does not reflect events that have occurred after the filing of the Original Filing.

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CASE FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	Unaudited
	As of	As of
	March 31,	September 30,
	2010	2009

Current Assets
Cash & cash equivalents	$6,713	$1,900
Prepaid expense	1,479	-
Other receivable	5,000	-

Total Current Assets	13,192	1,900

Other Assets
Deposits	-	-

Total Other Assets	-	-

TOTAL ASSETS	$13,192	$1,900

Condensed LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$1,256,026	$1,156,805
Loans payable - related parties	110,308	93,041
Loans payable	200,000	215,000
Note payable - short-term	250,000	190,000

Total Current Liabilities	1,816,334	1,654,846

TOTAL LIABILITIES	1,816,334	1,654,846

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000
shares authorized; none issued and outstanding.)	-	-
Common stock, (par value $.001 per share, 100,000,000
shares authorized: 41,185,145 and 29,185,145 shares issued
and outstanding as of March 31, 2010 and December 31, 2009,
respectively)	41,185	29,185
Paid-in capital	10,742,693	10,614,693
Accumulated deficit	(12,587,020)	(12,296,824)

Total Stockholders' Equity (Deficit)	(1,803,142)	(1,652,946)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$13,192	$1,900

See Notes to the Condensed Consolidated Financial Statements

CASE FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009

Revenues
Service	$-	$-	$-	$-

Net Revenue	-	-	-	-

Operating Expenses
General and administrative	47,045	79,375	(2,717)	20,154
Salaries	84,000	84,000	42,000	42,000
Professional fees	140,029	252,763	42,633	50,395

Total Operating Expenses	271,074	416,138	81,916	112,549

Income (Loss) from operations	(271,074)	(416,138)	(81,916)	(112,549)

Other Income (Expenses)
Interest income	-	-	-	-
Interest expense	(19,122)	(12,000)	(3,007)	(6,000)
Gain on forgiveness of debt	-	-	-	-
Other income	-	-	-	-
Other expense	-	-	-	-

Total Other income	(19,122)	(12,000)	(3,007)	(6,000)

Net income (loss) before discontinued operations	(290,196)	(428,138)	(84,923)	(118,549)

Gain (Loss) from discontinued operations	-	-	-	97,703

Net Income (loss)	$(290,196)	$(428,138)	$(84,923)	$(20,846)

Net Income (Loss) per common share - basic and diluted:

From continuing operations	$(0.01)	$(0.01)	$(0.00)	$(0.00)

From discontinued operations	$-	$-	$-	$0.00

Weighted average number of
common shares - basic and diluted	38,866,464	28,935,145	41,185,145	28,023,050

See Notes to the Condensed Consolidated Financial Statements

CASE FINANCIAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Gain (Loss) from continuing operations	(290,196)	(428,138)
Net income (loss)	(290,196)	(428,138)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Common stock for services	45,000	-
Common stock for debt conversion	75,000	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(1,479)	32,465
(Increase) decrease in other receivable	(5,000)	-
Increase (decrease) in accounts payable and other liabilities	99,221	315,777

Net cash (used by) continuing operations	(57,454)	(79,896)
Net cash provided by continuing operations	-	-

Net cash (used by) provided by operating activities	(57,454)	(79,896)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase (decrease) in loans payable	(15,000)	-

Net cash provided by (used in) investing activities	(15,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock	-	-
Proceeds from borrowings - related party	17,267	61,999
Proceeds from borrowings	45,000	15,000
Common stock	20,000

Net cash provided by (used in) financing activities	97,267	76,999

Net increase (decrease) in cash & cash equivalents	4,813	(2,897)

Cash & cash equivalents at beginning of period	1,900	2,963

Cash & cash equivalents at end of period	$6,713	$66

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:

Interest expense	$19,122	$12,000

Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON CASH
ACTIVITIES:
Common stock issued for service	$45,000	$-
Common Stock issued in debt conversation	$75,000	$-

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

NOTE 5 − REVISED FINANCIAL STATEMENTS

The Company's six month financial statements have been revised.  The statement of cash flows has been revised to correctly post issuance of common stock.  Earnings per share has been recalculated in the revised financial statement.

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

INVESTMENT ACTIVITIES

Net cash used in investing activities for the six months ended March 31, 2010 was $(15,000) compared to $15,000 net cash used in investing activities for the six months ended March 31, 2009.

FINANCING ACTIVITIES

Net cash provided by financing activities for the six months ended March 31, 2010 was $97,267 compared to net cash used in financing activities was $76,999 for the six months ended March 31, 2009, an increase of $35,268.

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

Dated: December 27, 2010	Case Financial, Inc

/s/ Michael Schaffer
By: Michael Schaffer Its: Chief Executive Officer (Principal Executive Officer)

/s/ Lawrence Schaffer
By: Lawrence Schaffer Its: Chief Financial Officer (Principal Accounting Officer)